Form 10-K
period 2009-12-31
Hartman Short Term Income Properties XX, Inc.
filed 2010-03-31
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number 000-53912

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-3455189
(State of Organization)	(I.R.S. Employer Identification Number)

2909 Hillcroft, Suite 420 Houston, Texas
77057
(Address of principal executive offices)	(Zip Code)

(713) 467-2222
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the act: None

Securities registered pursuant to Section 12 (g) of the Act:

Units (Each Unit is equal to one common share, no par value and one Series A preferred share)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

There is currently no established public market on which the Company’s common shares are traded. Based upon the price of Hartman Short Term Income Properties XX, Inc.’s common equity last sold, which was $10 on October 15, 2009, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $0. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 31, 2010 was 19,000.

Documents Incorporated by Reference – None.

Unless the context otherwise requires, all references in this report to “we,” “us” or “our” are to Hartman Short Term Income Properties XX, Inc..

Forward-Looking Statements

This Form 10-K contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include:

●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

●	legislative or regulatory changes, including changes to laws governing REITS;

●	construction costs that may exceed estimates or construction delays;

●	increases in interest rates;

●	availability of credit or significant disruption in the credit markets;

●	litigation risks;

●	lease-up risks;

●	inability to obtain new tenants upon the expiration of existing leases;

●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of this Form 10-K.

PART I

Item 1. Business

General

We are a Maryland corporation formed on February 5, 2009, to acquire and invest in income-producing commercial properties, including office buildings, shopping centers, other retail and commercial properties, some of which may be actively leased to a number of tenants having relatively short (1-3) year leases and others may be net leased to a single tenant.  We expect to make our investments in or in respect of real estate assets located in the United States based on our view of existing market conditions.  We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year that will end December 31, 2010.

As of December 31, 2009 we have acquired no commercial properties.

We do not currently intend to list our common shares on a stock exchange.  Our offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057.  Our telephone number is 713-467-2222.  Information regarding the Company is available via the internet at www.hi-reit.com.

Business Objectives

Our primary investment objectives are to:

•	realize growth in the value of our investments within five to ten years of the termination of this offering;

•	to preserve, protect and return your capital contribution;

•	to grow net cash from operations such that more cash is available for distributions to you; and

•
to enable you to realize a return of your investment by beginning the process of liquidating and distributing cash to you or by listing our shares for trading on a national securities exchange within ten (10) years after termination of this offering.

We intend to begin the process of liquidating our assets or listing our shares within ten years of the termination of this primary offering, unless we obtain the approval of a majority of our shareholders to defer the liquidation or to approve an alternate strategy.

Competition

We anticipate that there will be competing properties in areas where we may acquire properties.  The amount of competition in a particular area could impact our ability to acquire commercial real estate, lease space and impact the amount of rent we are able to charge. We may be competing with owners, including but not limited to, other REITs, insurance companies and pension funds, with access to greater resources than those available to us.

Management and Advisory Agreements

We operate under the direction of our board of directors, the members of which are accountable to us and our shareholders.  Our external advisor is Hartman Advisors, LLC (“Hartman Advisors”) which is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.  The key personnel of Hartman Advisors will be involved in the selection, acquisition, financing and disposition of our properties, and raising the capital to purchase.  The key personnel of our advisor have extensive experience in selecting and operating commercial real estate and in operating investment entities that acquire commercial real estate.  Our property manager is Hartman Income REIT Management, Inc. (“HIR Management”) which is responsible for maintaining and operating our properties.  HIR Management, Inc. is the wholly owned second tier subsidiary of Hartman Income REIT, Inc. (“HIREIT”), a real estate investment trust that has investment objectives that in many material respects are similar to those that we intend to employ.

Employees

Although we have executive officers who will manage our operations, we do not have any paid employees.  Substantially all of the paid services performed for us are rendered through the advisor or the property manager, with respect to the operation and maintenance of our properties.

Environmental Matters

Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties.  We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination.  In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination.  The presence of contamination or the failure to remediate contaminations at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral.

We will not purchase any property unless and until we obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property.  A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel and performing a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property.  A Phase I environmental site assessment does not generally include any sampling or testing of soil, groundwater or building materials from the property. Certain properties that we have acquired contain, or contained, dry-cleaning establishments utilizing solvents. Where believed to be warranted, samplings of building materials or subsurface investigations were undertaken with respect to these and other properties.

Website

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding our officers, directors or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website (www.hi-reit.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We have also made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Materials on our website are not part of our Annual Report on Form 10-K.

Recent Developments

On February 9, 2010 our common stock offering was declared effective by the SEC.

Item 1A. Risk Factors

 The following describes risk factors which we believe are applicable to the Company:

•
There is no public trading market for our shares, and we cannot assure you that one will ever develop.  Until our shares are listed, if ever, you may not sell your shares unless the buyer meets the applicable suitability and minimum purchase standards.  Furthermore, if we do not achieve our goal of commencing a liquidation or listing within five to ten years after the termination of this offering, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.  In addition, our charter prohibits the ownership of more than 9.8% of our outstanding shares of common or preferred stock, unless exempted by our board of directors.  Until our shares are publicly traded, you will have difficulty selling your shares, and even if you are able to sell your shares, you will likely have to sell them at a substantial discount.

•
Our board of directors arbitrarily set the offering price of our shares of common stock, and this price bears no relationship to the book or net value of our assets or to our expected operating income.  Pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the rules of the Financial Industry Regulatory Authority (FINRA), we will provide annual estimates of the current value of a share of our common stock.  Until eighteen months after this offering of our shares (unless a subsequent offering is underway within eighteen months of the close of this offering, in which case the price at which our shares are then being offered will apply), we intend to use the offering price of shares in our most recent primary offering as the estimated value of a share of our common stock (unless we have sold assets and made special distributions to stockholders of net proceeds from such sales, in which case the estimated value of a share of our common stock will equal the offering price less the amount of those special distributions constituting a return of capital).  This valuation method may not result in an estimated per share value that accurately reflects the proceeds you would receive upon liquidation or upon the sale of your shares.  Thereafter our board will determine the value of our common stock based on the latest data concerning our properties’ then current fair market value, as estimated by our board, and based on the amount and terms of any debt that we may issue and any classes of senior preferred stock that we may issue.  The board may but need not employ an independent appraiser to assist with the valuation of the properties.  If we engage in a subsequent offering of our shares, we will rely on the offering price of our shares to value our shares during that offering.

•
We have no operating history nor established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our advisor may not be an indication of our future results.

•
This is a “blind pool” offering because we do not currently own any properties or other real estate assets, and we have not identified any assets to acquire with proceeds from this offering. You will not have the opportunity to evaluate our investments prior to our making them.  You must rely totally upon our advisor’s ability to select our investments.

•
Our ability to acquire, develop and operate our properties could be impacted by the current slowing or recession in the U.S. economy.   Because the U.S. economy has slowed and has been in recession, demand for our properties could be adversely impacted. If the U.S. economy continues to operate at the present rates or if it declines further, our strategy to acquire, develop, lease, finance and sell our properties could be impacted.

•
Acquisition and ownership of real estate is subject to risks associated with environmental hazards.  We may be liable for environmental hazards at our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons.  Some of the properties that we plan to develop or acquire may include facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages.  As a result, we may be expected to regularly incur environmental clean up costs.  We intend to include in the leases that we enter with future tenants, an agreement for such tenants to indemnify us from all environmental liabilities arising its activities at such property during the term of the lease.  Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we cannot be assured that we will not be held liable for environmental clean up at our properties, including environmental damages at sites we own and lease.  As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and our future tenants may not have sufficient resources to pay its environmental liabilities.

•
The number of investments that we will make and the diversification of those investments will be reduced to the extent that we sell less than the maximum offering of 25,000,000 shares.  If we do not sell substantially more than the minimum offering amount of 200,000 shares, we may make only one acquisition and the value of your investment may fluctuate more widely with the performance of that specific investment.  There is a greater risk that you will lose money in your investment if we cannot diversify our portfolio.

•
Our ability to achieve our investment objectives and to make distributions depends on the performance of our advisor for the day-to-day management of our business and the selection of our real estate properties, loans and other investments.

•
Our property acquisition strategy may involve the acquisition of properties in markets that are depressed or overbuilt, and/or those with high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. Our intended approach to acquiring and operating income-producing properties involves more risk than comparable real estate programs that have a targeted holding period for investments longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

•
Until the proceeds from this offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, some or all of our distributions will be paid from other sources, such as from the proceeds of this or other offerings, cash advances to us by our advisor, cash resulting from a deferral of asset management fees, and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow, which may reduce the amount of capital we ultimately invest in assets, and negatively impact the return on your investment and the value of your investment. There is no limit on the amount of offering proceeds we may use to fund distributions.

•
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments and until we have leased any properties developed by us.  To the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

•
We will pay significant fees to our advisor and its affiliates, some of which are payable based upon factors other than the quality of services provided to us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor performing services for us.

•
Our advisor and its affiliates will face various conflicts of interest resulting from their activities, such as conflicts related to allocating the purchase and leasing of properties and other assets between us and other Hartman-sponsored programs, conflicts related to any joint ventures, or other co-ownership arrangements between us and any such other programs and conflicts arising from time demands placed on our advisor and its executive officers in serving other Hartman-sponsored programs.

•
We have issued to Hartman Advisors, our advisor, 1,000 shares of our convertible preferred stock at a purchase price of $10.00 per share. Our convertible preferred stock will convert to shares of common stock if (1) we have made total distributions on then outstanding shares of our common stock equal to the “issue price” of those shares, i.e., the gross amount originally paid to us for those shares, plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) we list our common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of our common stock plus the aggregate market value of our common stock (based on the 30-day average closing price) meets the same 6% performance threshold, or (3) our advisory agreement with Hartman Advisors expires without renewal or is terminated (other than because of a material breach by our advisor), and at the time of such expiration or termination we are deemed to have met the foregoing 6% performance threshold based on our enterprise value and prior distributions and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, our convertible preferred stock will convert into shares of common stock with a value equal to 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later or not at all.

•
We may incur substantial debt.  For the most part, loans we incur will be secured by one or more of our properties, which will put those properties at risk of forfeiture if we are unable to pay our debts and could hinder our ability to make distributions to our stockholders or could decrease the return on your investment and the value of your investment in the event income on such properties, or their value, falls.  Principal and interest payments on these loans reduce the amount of money available to make distributions to you.

•
To ensure that we continue to qualify as a REIT, our charter contains certain protective provisions, including a provision that prohibits any stockholder from owning more than 9.8% of our outstanding shares of common or preferred stock during any time that we are qualified as a REIT.  However, our charter also allows our board to waive compliance with certain of these protective provisions, which may have the effect of jeopardizing our REIT status.  Furthermore, this limitation does not apply to the holder of our convertible preferred stock or shares of common stock issued upon conversion of our convertible preferred stock.

•
We may not qualify or remain qualified as a REIT for federal income tax purposes, which would subject us to the payment of tax on our income at corporate rates and reduce the amount of funds available for payment of distributions to our stockholders.

•
If we hold and sell one or more properties through TRSs, our return to stockholders would be diminished because the gain from any such sale would be subject to a corporate-level tax, thereby reducing the net proceeds from such sale available for distribution to our stockholders. Moreover, if the ownership and sale of one of more of our properties by a TRS causes the value of our non-mortgage securities in our TRSs to exceed 20% of the value of all of our assets at the end of any calendar quarter, we may lose our status as a REIT.

•
Real estate investments are subject to general downturns in the industry as well as downturns in specific geographic areas. We cannot predict what the occupancy level will be in a particular building or that any tenant or mortgage or other real estate-related loan borrower will remain solvent. We also cannot predict the future value of our properties. Accordingly, we cannot guarantee that you will receive cash distributions or appreciation of your investment.

•	You will not have preemptive rights as a stockholder; thus, any shares we issue in the future may dilute your interest in us.

•
We may invest some of the offering proceeds to acquire vacant land on which a building will be constructed in the future. Additionally, we may acquire property for redevelopment. These types of investments involve risks relating to the construction company’s ability to control construction costs, failure to perform, or failure to build or redevelop in conformity with plan specifications and timetables. We will be subject to potential cost overruns and time delays for properties under construction or redevelopment. Increased costs of newly constructed or redeveloped properties may reduce our returns to you, while construction delays may delay our ability to distribute cash to you.

•
Each of our executive officers, including Allen R. Hartman, who also serves as the chairman of our board of directors, also serve as officers of our advisor and other entities affiliated with our advisor, including the advisors to other Hartman-sponsored real estate programs, and as a result they will face conflicts of interest relating from their duties to these other entities.

•
Because federal income tax laws may restrict us, as a REIT from operating certain of our properties, we have determined not to manage our properties.  Instead, we have retained a manager to manage our properties pursuant to the Property Management Agreement.   Our income from our properties may be adversely affected if our property manager fails to provide quality services and amenities to our tenants. While we monitor our property manager’s performance, we have limited recourse under our property management agreement if we believe that the property manager is not performing adequately.  Failure by our property manager to fully perform the duties agreed to in our property management agreement could adversely affect our results of operations.

•
We may be unable to access the capital necessary to grow.  To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and we generally cannot retain sufficient income from operations to develop or invest in our properties or fund our acquisitions.  Accordingly, our business and growth strategy depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debt maturities and to fund new investments.   However, the U.S. capital markets are currently experiencing severe liquidity constraints and our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as the current restrictive market conditions in the debt capital market.

•
We believe the deteriorating business conditions which have recently affected the locations which we operate, including the impact of the slowing U.S. economy, the weak U.S. dollar and the high and volatile fuel prices, could adversely affect our tenants and may make it difficult for our tenants to pay the rent due to us.  A failure by our tenants to pay rents to us may cause us to continue to experience losses or cause our losses to increase.

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

We intend to acquire, develop and own commercial, retail, industrial, and warehouse real estate and real estate-related assets.  Our properties may be existing, income-producing properties developed by an affiliate of our advisor, newly constructed properties or properties under development or construction.  As of December 31, 2009 we have acquired no commercial real estate properties.

We may invest in a wide variety of light commercial properties, including, without limitation, office buildings, business and industrial parks, manufacturing facilities, single-tenant properties, warehouses and distribution facilities.  We may purchase properties that have been constructed and have operating histories, are newly constructed, are under development or construction, or are not yet developed. Additionally, as a property reaches what we believe to be its optimum value, we will consider disposing of the property and may do so for the purpose of either distributing the net sale proceeds to our stockholders or investing the proceeds in other properties that we believe may produce a higher overall future return to our investors. We anticipate that such dispositions typically would occur during the period from three to six years after the termination of this offering. However, we may consider investing in properties with a different anticipated holding period in the event such properties provide an opportunity for an attractive overall return.

We may enter into one or more joint ventures or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our advisor, including other present and future REITs and real estate limited partnerships sponsored by affiliates of our advisor.  We may also serve as lender to these joint ventures or other Hartman-sponsored programs.   The Company will not make or invest in mortgage loans, including construction loans, on any one Property if the aggregate amount of all mortgage loans outstanding on the Property, including our loans, would exceed an amount equal to 85% of the appraised value of the Property as determined by appraisal unless substantial justification exists because of the presence of other underwriting criteria.

Item 3. Legal Proceedings

     The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company or any of its properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company’s business or financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

     There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2009 there were 19,000 common shares outstanding.  All issued and outstanding common shares as of December 31, 2009 are held by our parent company, Hartman XX Holdings, Inc.

Dividend Reinvestment Plan

     You may participate in our distribution reinvestment plan pursuant to which you may have the distributions you receive reinvested in shares of our common stock. Regardless of whether you participate in our distribution reinvestment plan, you will be taxed on your distributions to the extent they constitute taxable income. If you elect to participate in the distribution reinvestment plan and are subject to federal income taxation, you will incur a tax liability for distributions allocated to you even though you have elected not to receive the distributions in cash but rather to have the distributions withheld and reinvested pursuant to the distribution reinvestment plan. Specifically, you will be treated as if you have received the distribution from us in cash and then applied such distribution to the purchase of additional shares. In addition, to the extent you purchase shares through our distribution reinvestment plan at a discount to their fair market value, you will be treated for tax purposes as receiving an additional distribution equal to the amount of the discount. In other words, based on the current offering price, participants in our distribution reinvestment plan will be treated as having received a distribution of $10.00 for each $9.50 reinvested by them under our distribution reinvestment plan. You will be taxed on the amount of such distribution as a dividend to the extent such distribution is from current or accumulated earnings and profits, unless we have designated all or a portion of the distribution as a capital gain dividend.

We may terminate the distribution reinvestment plan in our discretion at any time upon ten days’ notice to plan participants. See the “Summary of Distribution Reinvestment Plan and Automatic Purchase Plan” for further explanation of our distribution reinvestment plan. A complete copy of our distribution reinvestment plan and automatic purchase plan are located at pages C-1 and D-1 of the prospectus .

Share  Redemption Program

Our board of directors has adopted a share redemption program that permits you to sell your shares back to us after you have held them for at least one year, subject to the significant conditions and limitations described below. Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders. The purchase price for shares redeemed under the redemption program will be as set forth below.  Our board of directors will periodically value our properties and our other assets to determine the value of our shares. Except for redemptions sought upon a stockholder’s death or qualifying disability or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price for shares redeemed under the redemption program will equal:

•
in the first year, the amount by which (a) the lesser of (1) 90% of the average gross price per share the original purchaser or purchasers of your shares paid to us, which we refer to as the “issue price,” for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 90% of the offering price of shares in our most recent primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments, or

•
in the second year, the amount by which (a) the lesser of (1) 92.5% of the average gross price per share the original purchaser or purchasers of your shares paid to us, which we refer to as the “issue price,” for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 92.5% of the offering price of shares in our most recent primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments, or

•
in the third year, the amount by which (a) the lesser of (1) 95% of the average gross price per share the original purchaser or purchasers of your shares paid to us, which we refer to as the “issue price,” for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 95% of the offering price of shares in our most recent primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments, or

•
in the fourth year, the amount by which (a) the lesser of (1) 97.5% of the average gross price per share the original purchaser or purchasers of your shares paid to us, which we refer to as the “issue price,” for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 97.5% of the offering price of shares in our most recent primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments, or

•
thereafter the lesser of (1) 100% of the average issue price per share for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 90% of the net asset value per share, as determined by the board of directors.

  Our board of directors reserves the right in its sole discretion at any time to (1) waive the one-year holding period in the event of other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under a stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms of our redemption program.

Subject to the limitations described in this supplement and provided that the redemption request is made within 270 days of the event giving rise to the following special circumstances, we will waive the one-year holding requirement (a) upon the request of the estate, heir or beneficiary of a deceased stockholder or (b) upon the disability of  a stockholder or upon a stockholder’s confinement to a long-term care facility, provided that the condition causing such disability or need for long-term care was not preexisting on the date that such person became a stockholder

The purchase price per share for shares redeemed upon the death or disability of the stockholder or upon such stockholder’s confinement to a long-term care facility will be equal to the amount by which (a) the average issue price per share for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the shares of common stock) exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments.

We intend to redeem shares quarterly under the program. We will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the date of redemption. Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus, if we had positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous fiscal year. These limitations apply to all redemptions, including redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. If those limitations prevent us from redeeming shares, those shares will remain in line to be redeemed with priority based on the date that the redemption is first requested.  The redemption price will be the value of the shares as of the date of redemption.  You may withdraw a request for redemption by submitting written instructions withdrawing your redemption request at any time prior to the date that we redeem your shares submitted. You will have no right to request redemption of your shares if the shares are listed for trading on a national securities exchange.

A request for redemption may be withdrawn in whole or in part by a stockholder in writing at any time prior to redemption. We cannot guarantee that the funds set aside for the share redemption program will be sufficient to accommodate all requests made in any particular redemption period. If we cannot accommodate a redemption request due to the foregoing limitations, the stockholder or his or her estate, heir or beneficiary can (1) withdraw the request for redemption, or (2) ask that we honor the request at such time, if any, when the limitations no longer prevent redemption. Such pending requests will be honored among all requests for redemptions in any given redemption period, as follows:  first, pro rata as to redemptions sought upon a stockholder’s death or disability or sought upon a stockholder’s confinement to a long-term care facility; next, pro rata as to redemptions to stockholders who demonstrate, in the discretion of our board of directors, another involuntary, exigent circumstance, such as bankruptcy; next, pro rata as to redemptions to stockholders subject to a mandatory distribution requirement under their IRAs; and, finally, pro rata as to other redemption requests.

In general, a stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares then owned for redemption, except that the minimum number of shares that must be presented for redemption shall be at least 25% of the holder’s shares. However, as little as 10% of a stockholder’s shares may be presented for redemption if the holder’s redemption request is made within 270 days of the event giving rise to the special circumstances described in this sentence, where redemption is being requested (1) on behalf of a deceased stockholder; (2) by a stockholder with a qualifying disability, who is deemed by our board of directors to be permanently disabled or who is seeking redemption upon confinement to a long-term care facility; (3) by a stockholder due to other involuntary, exigent circumstances, such as bankruptcy; or (4) by a stockholder due to a mandatory distribution under such stockholder’s IRA; provided, however, that any future redemption request by such stockholder must present for redemption at least 25% of such stockholder’s remaining shares. In the case of stockholders who undertake a series of partial redemptions, appropriate adjustments in the purchase price for the redeemed shares will be made so that the blended price per share for all redeemed shares is reflective of the issue price per share of all shares owned by such stockholder through the date of each redemption.

In connection with a request for redemption, the stockholder or his estate, heir or beneficiary will be required to certify to us that the stockholder acquired the shares to be repurchased either (1) directly from us or (2)  from the original investor by way of (i) a bona fide gift not for value to, or for the benefit of, a member of the investor’s immediate or extended family (including the investor’s spouse, parents, siblings, children or grandchildren and including relatives by marriage), (ii)  a transfer to a custodian, trustee or other fiduciary for the account of the investor or members of the investor’s immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (iii) operation of law.

Distribution Policy

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income to our stockholders.  Because we have not identified any probable investments, there can be no assurances as to when we will begin to generate sufficient cash flow to make distributions.  We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Distributions may be funded from proceeds from this or other offerings until we have sufficient cash flow from real estate operations to fund distributions. There is no limit on the amount of offering proceeds we may use to fund distributions. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.  As development projects are completed and begin to generate income, we expect to have additional funds available to distribute to you.  Therefore, until such time as we have sufficient cash flow from operations to fund fully the payment of distributions therefrom, some or all of our distributions will be paid from other sources, such as from the proceeds of this or other offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees, and borrowings, whether or not secured by our assets, in anticipation of future operating cash flow.

Once we begin making distributions, we intend to make them on a monthly basis to our stockholders.  Our board of directors will determine the amount of each distribution.  We anticipate that we will pay all or a substantial portion of our initial distributions from sources other than cash flow from operations in anticipation of future cash flow.  The amount of each distribution generally will be based upon such factors as the amount of actual or expected distributable funds, capital available or anticipated to be available from our investments, current and projected cash requirements, tax considerations and other factors.  Distributions in any period may constitute a return of capital.

We generally will not make in-kind distributions of property except for distributions of beneficial interests in a liquidating trust established for the dissolution of the Company and the liquidation of its assets in connection with the termination of the Company or readily marketable securities unless: (i) the Board of Directors advises each Stockholder of the risks associated with direct ownership of the property, (ii) the Board of Directors offers each Stockholder the election of receiving in-kind property distributions, and (iii) the Company distributes in-kind property only to those Stockholders who accept such offer by the Board of Directors.

2009 Omnibus Stock  Incentive Plan

The Hartman Short Term Income Properties XX, Inc. 2009 Omnibus Stock Incentive Plan, our stock incentive plan, has been adopted by our board of directors and approved by our stockholders. The stock incentive plan permits us to make grants of "incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards" within the meaning of Section 422 of the Code, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.

Our stock incentive plan is administered by the compensation committee of our board of directors. The compensation committee may interpret the stock incentive plan and may make all determinations necessary or desirable for the administration of the stock incentive plan and has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of our stock incentive plan. All full-time and part-time officers, employees, directors and other key persons (including consultants and prospective employees) are eligible to participate in our stock incentive plan.

We may issue incentive stock options or non-qualified stock options under the stock incentive plan. The incentive stock options granted under the stock incentive plan are intended to qualify as incentive stock options. The exercise price of stock options awarded under our stock incentive plan may not be less than 100% of the fair market value of our common stock on the date of the option grant. The compensation committee will determine at what time or times each option may be exercised (provided that in no event may it exceed ten years from the date of grant) and the period of time, if any, after retirement, death, disability or other termination of employment during which options may be exercised.

Stock appreciation rights may be granted under our stock incentive plan. Stock appreciation rights allow the participant to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant in the form of shares of our common stock. The exercise price of stock appreciation rights awarded under our stock incentive plan may not be less than 100% of the fair market value of our common stock on the date of grant. The compensation committee determines the terms of stock appreciation rights, including when such rights become exercisable and the period of time, if any, after retirement, death, disability or other termination of employment during which stock appreciation rights may be granted.

Restricted stock and deferred stock awards may also be granted under our stock incentive plan. Restricted stock awards are shares of our common stock that vest in accordance with terms and conditions established by the compensation committee. The compensation committee may impose whatever conditions to vesting it determines to be appropriate, including attainment of performance goals. Shares of restricted stock that do not satisfy the vesting conditions are subject to our right of repurchase or forfeiture. Deferred stock awards are stock units entitling the participant to receive shares of stock paid out on a deferred basis and subject to such restrictions and conditions as the compensation committee shall determine. The compensation committee may impose whatever conditions to vesting it determines to be appropriate, including attainment of performance goals. Deferred stock awards that do not satisfy the vesting conditions are subject to forfeiture.

Dividend equivalent rights may also be granted under our stock incentive plan. These rights entitle the participant to receive credits for dividends that would be paid if the participant had held specified shares of our common stock. Dividend equivalent rights may be granted as a component of another award or as a freestanding award.

Other stock-based awards under our stock incentive plan will include awards that are valued in whole or in part by reference to shares of our common stock, other convertible or exchangeable securities, partnership interests in a subsidiary or our operating partnership (if formed), awards valued by reference to book value, fair value or performance of a subsidiary, and any class of profits interest or limited liability company membership interest.

Unless the compensation committee provides otherwise, our stock incentive plan does not generally allow for the transfer of awards, and only the participant may exercise an award during his or her lifetime. In the event of a change-in-control of the company, our board of directors and the board of directors of the surviving or acquiring entity shall, as to outstanding awards under our stock incentive plan, make appropriate provision for the continuation or assumption of such awards and may provide for the acceleration of vesting with respect to existing awards.

The terms of the stock incentive plan provide that we may amend, suspend or terminate the stock incentive plan at any time, but stockholder approval of any such action will be obtained if required to comply with applicable law. Further, no action may be taken that adversely affects any rights under outstanding awards without the holder's consent. The stock incentive plan will terminate on the tenth anniversary of the date on which stockholder approval was received.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We are a newly organized Maryland corporation that intends to invest in and operate real estate and real estate-related assets on an opportunistic basis. We may acquire a wide variety of commercial properties, including office, industrial, retail, and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In particular, we will focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential. We also may invest in real estate-related securities and, to the extent that our advisor determines that it is advantageous, we may invest in mortgage loans. We expect to make our investments in or in respect of real estate assets located in the United States and other countries. The net proceeds of this offering will provide funds to enable us to purchase properties and other real estate-related investments. As of the date of this prospectus, we had not yet commenced operations or entered into any arrangements to acquire any specific investments. The number of assets we acquire will depend upon the number of shares sold in this offering and the resulting amount of the net proceeds available for investment in properties. See “Risk Factors.”

We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ending December 31, 2010, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

The following discussion and analysis should be read in conjunction with the accompanying balance sheet and the notes thereto.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates will involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Principles of Consolidation and Basis of Presentation

 Our financial statements will include our accounts, the accounts of variable interest entities (VIEs) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances and profits will be eliminated in consolidation. Interests in entities acquired will be evaluated for consolidation based on Financial Accounting Standards Board Interpretation Accounting Standards Codification (“ASC”) (ASC 810-10-15), which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a VIE, then the entity is evaluated for consolidation under ASC 970-323-25.

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary. The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  ASC 810-10-15 provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, we are required by ASC 810-10-15,  to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate

Upon the acquisition of real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with ASC 805-10 - Business Combinations, and ASC 350-10  Intangibles- Goodwill and other identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, tenant relationships and other intangible assets. Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets to be acquired, consisting of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to the tangible assets. Land values will be derived from appraisals, and building and land improvement values will be calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. Furniture, fixtures and equipment values will be determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional or economic factors. The values of the buildings will be depreciated over 40 years using the straight-line method.  Tenant improvements and intangible lease assets will be depreciated over the lesser of useful or the lease term.

We will determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We will record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases and any bargain renewal periods, if applicable.

 The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions will be based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships will be determined by applying a fair value model. The estimates of fair value of in-place leases will include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management will include such items as real estate  taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships will also include costs to execute similar leases including leasing commissions, legal and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We will amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles will be amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

We will determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain. Any difference between the fair value and stated value of the assumed debt will be recorded as a discount or premium and amortized over the remaining life of the loan.

In allocating the purchase price of each of our properties, management will make assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant. Many of these estimates will be obtained from independent third-party appraisals. However, management will be responsible for the source and use of these estimates. A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated, which could result in an overstatement or understatement of depreciation and/or amortization expense. These variances could be material to our financial statements.

Investment Impairments

For real estate we wholly own, our management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, we will compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

In evaluating our investments for impairment, management will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

Competition

The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, other real estate limited partnerships, and other entities engaged in real estate investment activities, many of which will have greater resources than we will. We may also compete with other Hartman-sponsored programs to acquire properties and other investments. In the event that an investment opportunity becomes available that is suitable, under all of the factors considered by our advisor, for both us and one or more other Hartman-sponsored programs, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered the investment opportunity. It will be the duty of our advisor to ensure that this method is applied fairly to us.

Results of Operations

As of December 31, 2009 we have not commenced any significant operations because we are in our organization stage. We will not commence any significant operations until we have raised at least $2,000,000 in this offering. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of real properties and real estate-related investments, other than those referred to in this prospectus.

Liquidity and Capital Resources

We will not commence any significant operations until we have raised at least $2,000,000 in this offering. Our principal demands for funds will be for real estate and real estate-related acquisitions, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of this offering and from financings.

There may be a delay between the sale of our shares and the purchase of properties or other investments, which could result in a delay in our ability to make distributions to our stockholders. Some or all of our distributions will be paid from other sources, such as from the proceeds of this offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees and borrowings secured by our assets in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fund fully the payment of distributions. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments and currently have no plans regarding when distributions will commence. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We intend to borrow money to acquire properties and make other investments. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. We do not expect that the maximum amount of our indebtedness will exceed 300% of our “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under this or any subsequent offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.  Our policy of limiting the aggregate debt to equity ratio to 50% relates primarily to mortgage loans and other debt that will be secured by our properties.  The NASAA guideline limitation of 300% of our net assets includes secured and unsecured indebtedness that we may issue.  We do not anticipate issuing significant amounts of unsecured and therefore we intend to limit the balance of our borrowings to 50% of the purchase prices, in the aggregate, of our property portfolio.

Our advisor may, but is not required to, establish capital reserves from gross offering proceeds, out of cash flow generated by operating properties and other investments or out of non-liquidating net sale proceeds from the sale of our properties and other investments. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.  There can be no assurance that we will be able to secure such financing.

Contractual Obligations

Our board of directors has approved our entering into the Advisory Agreement, the Property Management Agreement and the Dealer Management Agreement.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the accompanied financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 24, 2010, the Company filed Form 8-K regarding Items 4.01: Change in Registrant’s Certifying Accountant to disclose the dismissal of independent registered public accountants GBH CPAs who audited our financial statements as of September 30, 2009 and for the period from February 5, 2009 (date of inception) to September 30, 2009 and to disclose the appointment and engagement of RBSM LLP as independent registered public accountants to audit the financial statements of the Company as of December 31, 2009 and for the period from February 5, 2009 (date of inception) to December 31, 2009.  There were no disagreements with the GBH CPAs.

During the period from February 5, 2009 (date of inception) and through the Engagement Date, the Company has not consulted with RBSM regarding either:

(1)
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(2)
any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K, as of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2009, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

          There have been no changes during the Company’s quarter ended December 31, 2009, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2010 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2010 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2010 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2010 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2010 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements. The list of our financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.
Financial Statement Schedules.  The financial statement schedules have been omitted because the required information on such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the consolidated financial statements.

3.	Exhibits. This list of exhibits filed as a part of this Annual Report on Form 10-K in response to Item 601 of Regulation S-K is submitted on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

Date: March 31, 2010	By:	/s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2010	By:	/s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Allen R. Hartman and Louis T. Fox, III, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Allen R. Hartman	Date: March 31, 2010
Allen R. Hartman, Director

By:	/s/ Jack I. Tompkins	Date: March 31, 2010
Jack I. Tompkins., Director

By:	/s/ Larry A. Bouffard	Date: March 31, 2010
Larry A. Bouffard, Director

20

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Hartman Short Term Income Properties XX, Inc.

We have audited the accompanying balance sheet of Hartman Short Term Income Properties XX, Inc. (the “Company”), a development stage company as of December 31, 2009 and the related statements of operations, shareholders’ deficit and cash flows for the period from February 5, 2009 (date of inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 4 to the financial statements, the Company is dependent upon its affiliates for financial support, including provision of sufficient working capital to fund the Company’s operations.

 In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Hartman Short Term Income Properties XX, Inc. as of December 31, 2009, and the results of operations and its cash flows for the period from February 5, 2009 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York
March 31, 2010

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
BALANCE SHEET
December 31, 2009

ASSETS

Cash	$1,100

Total assets	$1,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accrued expenses	$4,607
Due to an affiliated entity	128,479
Total liabilities	$133,086

Shareholders’ deficit
Preferred shares, $0.001 par value 200,000,000 shares authorized
Preferred shares - Series One, convertible, non-voting, 1,000 shares issued and outstanding	1

Common shares, $0.001 par value, 750,000,000 authorized, 19,000 shares issued and outstanding	19
Additional paid-in-capital	199,980
Deficit accumulated during development stage	(331,986)
Total shareholders’ deficit	(131,986)

Total liabilities and shareholders’ deficit	$1,100

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period from February 5, 2009 (Date of Inception) to December 31, 2009

Revenues	$-

General and administrative expenses	331,986

Total expenses	331,986

Net loss	$(331,986)

Loss per common share - basic and diluted	$(17.47)

Weighted average number of shares outstanding – basic and diluted	19,000

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENT OF SHAREHOLDER’S DEFICIT
For the Period from February 5, 2009 (Date of Inception) to December 31, 2009

	Preferred Stock		Common Stock			Deficit Accumulated During
	Shares	Amount	Shares	Amount	Additional Paid-In-Capital	Development Stage	Total
Balance, February 5, 2009	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	19,000	19	189,981	-	190,000
Issuance of convertible preferred shares	1,000	1	-	-	9,999	-	10,000
Net loss	-	-	-	-	-	(331,986)	(331,986)
Balance, December 31, 2009	1,000	$1	19,000	$19	$199,980	$(331,986)	$(131,986)

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period from February 5, 2009 (Date of Inception) to December 31, 2009

Cash flows from operating activities:
Net loss	$(331,986)
Adjustments to reconcile net loss to cash used in operating activities:
Accrued expenses	4,607
Due to an affiliated entity	327,379
Net cash used in operating activities	-

Cash flows from financing activities
Proceeds from the issuance of common shares	1,000
Proceeds from the issuance of convertible preferred shares	100
Net cash provided by financing activities	1,100

Net change in cash	1,100
Cash at the beginning of period	-
Cash at the end of period	$1,100

Supplemental cash flow information:
Cash paid for:
Interest	$-
Income taxes	$-

Supplemental disclosures of non-cash investing and financing activities:

Issuance of common shares in exchange of advance made by an affiliate	$189,000

Issuance of convertible preferred share in exchange of advances made by an affiliated company	$9,900

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 1 — Organization

Hartman Short Term Income Properties XX, Inc. (the “Company”), incorporated on February 5, 2009, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that will end December 31, 2010. The Company is in the development stage.  The Company intends to offer for sale in public offering a maximum of 25,000,000 common shares (exclusive of 2,500,000 shares available pursuant to the Company’s dividend reinvestment plan) at a price of $10.00 per share.  Until the first closing of the public offering of the Company’s shares, which will occur when the Company has received and accepted subscriptions for 200,000 common shares, the Company will be a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred shares to its advisor, Hartman Advisors LLC at a price of $10.00 per share.

Hartman Advisors LLC (the “Advisor”) is the Company’s advisor. The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc.  The Company will seek to acquire and operate commercial real estate properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of the date of these financial statements, the Company has neither purchased nor contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that the Company will acquire. The Company may also acquire mortgages secured by real estate.

The management of the Company will be through the Advisor.  Management of the Company’s properties will be through Hartman Income REIT Management, Inc. (“Property Manager”). American Beacon Partners, Inc. (formerly Pavek Investments, Inc., the “Dealer Manager”) will serve as the dealer manager of the Company’s public offering. These parties will receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Investment in Real Estate Assets

The Company makes subjective assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments, which are based on estimates, have a direct impact on net income. The estimated useful lives of assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is the Company’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and buildings, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and leasehold improvements and value of tenant relationships, based in each case on their fair values. The Company utilizes internal valuation methods to determine the fair values of the tangible assets of an acquired property (which includes land and buildings).

The fair values of above-market and below-market in-place lease values, including below-market renewal options for which renewal has been determined to be reasonably assured, are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) an estimate of fair market lease rates for the corresponding in-place leases and below-market renewal options, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease and renewal option values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental income over the remaining expected terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles will be included in intangible lease assets in the balance sheet and are amortized to expense over the remaining term of the respective leases.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income.

Valuation of Real Estate Assets

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets to the fair value and recognize an impairment loss.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares. These costs principally relate to professional and filing fees. As of December 31, 2009, such costs totaled $331,986 which have been expensed as incurred since the date of inception, February 5, 2009.

Revenue Recognition

Upon the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. In accordance with ASC 605-10-S99, Revenue Recognition, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred.

Share-Based Compensation

The Company will follow ASC 718- Compensation- Stock Compensation with regard to issuance of stock in payment of services. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. The Company plans to pay a portion of directors’ compensation with restricted common stock.

Income Taxes

The Company expects to qualify as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).  As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders.  However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT.

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of December 31, 2009, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the period ended December 31, 2009 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Recently Issued Accounting Standards

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This ASC also requires public entities to evaluate subsequent events through the date that the financial statements are issued.  ASC 855 is effective for interim periods and fiscal years ending after June 15, 2009.  In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09.  ASU No. 2010-09 amends ASC 855 and eliminates the requirement to disclose the date through which subsequent events have been evaluated for SEC filers.  ASU No. 2010-09 is effective upon issuance.  The adoption of ASC 855 and ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

There are no recently issued accounting standards that the Company expects to have a material effect on its financial statements.

Note 3 — Shareholders’ Equity and Related Party Transactions

The Company initially issued 100 shares the Company’s common stock to Hartman XX Holdings, Inc. (“Holdings”) for $1,000.  Holdings is a Texas corporation wholly owned by Allen R. Hartman.  Holdings was formed solely for the purpose of facilitating the organization and offering of the initial offering of the Company’s shares.  Effective October 15, 2009 the Company issued an additional 18,900 shares to Holdings for $189,000.  Holdings contributed a related party liability in the amount of $189,000 to the Company in exchange for the issuance of an additional 18,900 common shares of the Company.  The transaction resulted in a total of 19,000 common shares issued since inception for total consideration of $190,000.

The Company issued the Advisor, Hartman Advisors LLC, 1,000 shares of non-voting convertible preferred stock for $100.  Effective October 15, 2009 the Company received additional consideration of $9,900 with respect to the non-voting convertible preferred stock.  The Advisor contributed a related party liability in the amount of $9,900 to the Company as donated capital related to the convertible common stock previously issued by the Company to the Advisor.  Accordingly, the overall issue price for the 1,000 convertible preferred shares is $10,000 or $10 per share.  Upon the terms described below, these shares may be converted into shares of the Company’s common stock, resulting in dilution of the stockholders’ interest in the Company.

As a result of the foregoing transactions the capitalization of the Company is $200,000.

Hartman Advisors LLC, is a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT of which Allen R. Hartman is the Chief Executive Officer and Chairman of the Board of Trustees.

Common Stock Issuable Upon Conversion of Convertible Stock - The convertible preferred stock will convert to shares of common stock if (1) the Company has made total distributions on then outstanding shares of the Company’s common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) the Company lists its common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of our common stock plus the aggregate market value of our common stock (based on the 30-day average closing price) meets the same 6% performance threshold, or (3) the Company’s advisory agreement with Hartman Advisors, LLC expires without renewal or is terminated (other than because of a material breach by our advisor), and at the time of such expiration or termination the Company is deemed to have met the foregoing 6% performance threshold based on the Company’s enterprise value and prior distributions and, at or subsequent to the expiration or termination, the shareholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later, or not at all.

Costs of Formation and Fees to Related Parties - The Company is dependent upon its majority owned-parent company, Hartman XX Holdings, Inc., its affiliates, the Advisor and the Property Manager (collectively, the “Affiliates”) for financial support.  The Affiliates have been advancing the necessary financial support, including the payments of various organizational and offering expenses made on behalf of the Company.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

The Affiliates have agreed not to demand payment of these advances for at least one year and a day from the date of the filing of this report.  Furthermore, the Affiliates will write off all advances made on behalf of the Company if the Company does not raise at least $2,000,000 in this offering.

As of December 31, 2009 the Company had a balance due to an affiliated entity, the Property Manager of $128,479. The Property Manager has paid various organization and offering expenses on behalf of the Company. The Advisor will reimburse Hartman Income REIT Management, Inc., for expenses paid on behalf of the Company from proceeds of the offering.  Additional compensation will be paid as outlined in the below compensation table below.

The Company expects to pay the following fees to its Advisor and its affiliates during its various stages of development:

Offering Stage

Selling Commission
The Company will pay Dealer Manager up to 7.0% of the gross proceeds of the primary offering; the Company will not pay any selling commissions on sales of shares under the distribution reinvestment plan; Dealer Manager will re-allow all selling commissions to participating broker-dealers.

Dealer Manager Fee
The Company will pay Dealer Manager up to 2.5% of gross proceeds of the primary offering; the Company will not pay a dealer manager fee with respect to sales under the distribution reinvestment plan; Dealer Manager may re-allow up to 2.5% of its dealer manager fees to participating broker-dealers.

Other Organization and Offering Expenses	The Company will reimburse Hartman Advisors LLC up to 1.5% of gross offering proceeds for organization and offering expenses.

Acquisition and Development Stage

Acquisition and Advisory Fee	The Company will pay Hartman Advisors LLC 2.5% of the funds paid and or budgeted in respect of the purchase, development, construction or improvement of each asset acquired.

Acquisition Expenses	The Company will reimburse Hartman Advisors LLC for all third party expenses related to the selection and acquisition of assets, whether or not acquired.

Debt Financing Fee	The Company will pay Hartman Advisors LLC 1% of the amount available under any loan or line of credit made available to the Company.

Development Fee
The Company will pay Hartman Income REIT Management, Inc. a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of a project.

Operational Stage

Property Management and Leasing Fees
The Company will pay Hartman Income REIT Management Inc., property management fees up to 5% of the gross revenues of properties managed.  The Company will pay Hartman Income REIT Management, Inc. leasing fees for leasing services provided an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

Asset Management Fees
The Company will pay Hartman Advisors LLC a monthly fee equal to 1/12th of 0.75% of the sum of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses ).  This fee is payable monthly in advance on the first day of each month based on assets held by the Company on that date, adjusted for appropriate closing dates for individual property acquisitions.

Operating Expenses
We will reimburse Hartman Advisors LLC for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. If we have already reimbursed our advisor for such excess operating expenses, our advisor will be required to repay such amount to us. We expect to reimburse the advisor for the salaries and other compensation paid to the advisor’s employees and other service providers for services performed on our behalf, subject to the reimbursement limitation described above in this paragraph. Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Liquidation Stage

Disposition Fee
If our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.

Note 4 – Commitments and Contingencies

Economic Dependency

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties’, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities.  In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other services.

Note 5 – Incentive Awards Plan

The Company has adopted an incentive plan (the “2009 Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  No awards have been granted as of December 31, 2009.

EXHIBIT INDEX

Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (previously filed and incorporated by reference to Exhibit 1.1 to the registrant’s registration statement on Form S-11 Amendment No. 4 (SEC File No. 333-154750) June 4, 2009)

3.1
Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit EX-1 to the registrant’s registration statement Form 8-A12G (SEC File No. 000-53912) March 22, 2010)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 8-A12G (SEC File No. 000-53912) March 22, 2010)

10.1
Form of Advisory Agreement between the Registrant and Hartman Advisors, LLC. (Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-11 Amendment No. 9 (SEC File No. 333-154750) November 24, 2009)

10.2
Form of Property Management Agreement between the Registrant and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.2 to registrant’s registration statement on Form S-11 Amendment No. 9 (SEC File No. 333-154750) November 24, 2009)

10.3
Form of Employee and Director Incentive Share Plan (Incorporated by reference to Exhibit 10.3 to registrant’s registration statement on Form S-11 Amendment No. 5 (SEC File No. 333-154750) July 14, 2009)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)