Form 10-Q
period 2010-03-31
Hartman Short Term Income Properties XX, Inc.
filed 2010-05-14
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-53912

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-3455189
(State of Organization)	(I.R.S. Employer Identification Number)

2909 Hillcroft, Suite 420 Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)
(713) 467-2222
(Registrant’s telephone number, including area code)

Units (Each Unit is equal to one common share, no par value and one Series A preferred share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 14, 2010, there were 19,000 shares of the Registrant’s common shares issued and outstanding, all of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc.
Table of Contents

PART I
FINANCIAL INFORMATION

Item 1.                  Financial Statements

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash	$1,100	$1,100

Total assets	$1,100	$1,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accrued expenses	2,086	4,607
Due to an affiliated entity	$168,747	$128,479

Total liabilities	$170,833	$133,086

Shareholders’ deficit
Preferred shares, $0.001 par value 200,000,000 shares authorized:
Preferred shares - Series One, convertible, non-voting, 1,000 shares issued and outstanding	1	1

Common shares, $0.001 par value, 750,000,000 authorized, 19,000 shares issued and outstanding	19	19
Additional paid-in-capital	199,980	199,980
Deficit accumulated during development stage	(369,733)	(331,986)
Total shareholders’ deficit	(169,733)	(131,986)

Total liabilities and shareholders’ deficit	$1,100	$1,100

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

		For the Period from	For the Period from
		February 5, 2009	February 5, 2009
	Three Months ended	(Date of Inception) through	(Date of Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenues	$-	$-	$-

Expenses
General and administrative expenses	37,747	85,606	369,733
Total expenses	37,747	85,606	369,733

Net loss	$(37,747)	$(85,606)	$(369,733)

Loss per common share - basic and diluted	$(1.99)	$(856.06)	$(45.67)

Weighted average number of shares outstanding – basic and diluted	19,000	100	8,096

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' DEFICIT
(Unaudited)

					Additional	Deficit Accumulated During
	Preferred Stock		Common Stock		Paid-In-	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, February 5, 2009	-	$-	-	$-	$-	$-	$-

Issuance of common shares	-	-	19,000	19	189,981	-	190,000
Issuance of convertible preferred shares	1,000	1	-	-	9,999	-	10,000
Net loss	-	-	-	-	-	(331,986)	(331,986)
Balance, December 31, 2009	1,000	$1	19,000	$19	$199,980	$(331,986)	$(131,986)

Net loss	-	-	-	-	-	(37,747)	(37,747)
Balance, March 31, 2010	1,000	$1	19,000	$19	$199,980	$(369,733)	$(169,733)

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		For the Period from	For the Period from
		February 5, 2009	February 5, 2009
	Three Months Ended	(Date of Inception) through	(Date of Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010
Cash flows from operating activities:
Net loss	$(37,747)	$(85,606)	$(369,733)
Adjustments to reconcile net loss to cash used in operating activities:
Accrued expenses	(2,521)	-	2,086
Due to an affiliated entity	40,268	85,606	367,647
Net cash used in operating activities	-	-	-

Cash flows from financing activities:
Proceeds from the issuance of common shares	-	1,000	1,000
Proceeds from the issuance of convertible preferred shares	-	100	100
Net cash provided by financing activities	-	1,100	1,100

Net change in cash	-	1,100	1,100
Cash at the beginning of period	1,100	-	-
Cash at the end of period	$1,100	$1,100	$1,100

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common shares in exchange of advance made by an affiliate	$-	$-	$189,000
Issuance of convertible preferred share in exchange of advances made by an affiliated company	$-	$-	$9,900

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2010
(Unaudited)

Note 1 — Organization

Hartman Short Term Income Properties XX, Inc. (the “Company”), incorporated on February 5, 2009, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that will end December 31, 2010. The Company is in the development stage.  The Company intends to offer for sale a maximum of 25,000,000 common shares (exclusive of 2,500,000 shares available pursuant to the Company’s dividend reinvestment plan) at a price of $10.00 per share. Until the first closing of the public offering of the Company’s shares, which will occur when the Company has received and accepted subscriptions for 200,000 common shares, the Company will be a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred shares to its advisor, Hartman Advisors LLC at a price of $10.00 per share.

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
As of March 31, 2010
(Unaudited)

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to release the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2010
(Unaudited)

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares. These costs principally relate to professional and filing fees. As of March 31, 2010, such costs totaled $369,733 which have been expensed as incurred since the date of inception, February 5, 2009.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of March 31, 2010, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the periods ended March 31, 2010 and March 31, 2009 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2010
(Unaudited)

Recently Issued Accounting Standards

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This ASC also requires public entities to evaluate subsequent events through the date that the financial statements are issued.  ASC 855 is effective for interim periods and fiscal years ending after June 15, 2009.  In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09.  ASU No. 2010-09 amends ASC 855 and eliminates the requirement to disclose the date through which subsequent events have been evaluated for SEC filers.  ASU No. 2010-09 is effective upon issuance.  The adoption of ASC 855 and ASU No. 2010-09 did not have a material impact on the Company’s financial statements.

There are no recently issued accounting standards that the Company expects to have a material effect on its financial statements.

Note 3 — Investments

As of March 31, 2010, the Company has not commenced operations.  The Company has not purchased or contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that the Company will acquire.

Note 4 — Shareholders’ Equity and Related Party Transactions

The Company initially issued 100 shares of its common stock to Hartman XX Holdings, Inc. (“Holdings”) for $1,000.  Holdings is a Texas corporation wholly owned by Allen R. Hartman.  Holdings was formed solely for the purpose of facilitating the organization and offering of the initial offering of the Company’s shares.  Effective October 15, 2009 the Company issued an additional 18,900 shares to Holdings for $189,000.  Holdings contributed a related party liability in the amount of $189,000 to the Company in exchange for the issuance of an additional 18,900 common shares of the Company.  The transaction resulted in a total of 19,000 common shares issued since inception for total consideration of $190,000.

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
As of March 31, 2010
(Unaudited)

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

The Affiliates have agreed not to demand payment of these advances for at least one year and a day from the date of the filing of this report.  Furthermore, the Affiliates will write off all advances made on behalf of the Company if the Company does not raise at least $2,000,000 in our offering.

As of March 31, 2010 the Company had a balance due to an affiliated entity, the Property Manager of $168,747. The Property Manager has paid various organization and offering expenses on behalf of the Company. The Advisor will reimburse Hartman Income REIT Management, Inc., for expenses paid on behalf of the Company from proceeds of the offering.  Additional compensation will be paid as outlined in the below compensation table below.

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
As of March 31, 2010
(Unaudited)

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

Asset Management Fees
The Company will pay Hartman Advisors LLC a monthly fee equal to 1/12th of 0.75% of the sum of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses).  This fee is payable monthly in advance on the first day of each month based on assets held by the Company on that date, adjusted for appropriate closing dates for individual property acquisitions.

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
As of March 31, 2010
(Unaudited)

Note 5 – Commitments and Contingencies

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

Note 6 – Incentive Awards Plan

The Company has adopted an incentive plan (the “2009 Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  No awards have been granted as of March 31, 2010.

Note 7 – Subsequent Event

As of May 14, 2010, the Company has received one subscription in the amount of $56,471.

Item 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operation

       Unless the context otherwise requires, all references in this report to “we,” “us” or “our” are to Hartman Short Term Income Properties XX, Inc..

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include:

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of the December 31, 2009 Form 10-K filed with the SEC on March 31, 2010.

Overview

We were formed as a Maryland corporation on February 5, 2009 to invest in and operate real estate and real estate-related assets on an opportunistic basis. We may acquire a wide variety of commercial properties, including office, industrial, retail, and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In particular, we will focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential. We also may invest in real estate-related securities and, to the extent that our advisor determines that it is advantageous, we may invest in mortgage loans. We expect to make our investments in or in respect of real estate assets located in the United States and other countries. The net proceeds of this offering will provide funds to enable us to purchase properties and other real estate-related investments. As of the date of this prospectus, we had not yet commenced operations or entered into any arrangements to acquire any specific investments. The number of assets we acquire will depend upon the number of shares sold in this offering and the resulting amount of the net proceeds available for investment in properties.

We intend to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the current year ending December 31, 2010, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

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

Results of Operations

As of March 31, 2010 we have not commenced any significant operations because we are in our organization stage. We will not commence any significant operations until we have raised at least $2,000,000 in our offering. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of real properties and real estate-related investments, other than those referred to in this prospectus.

Liquidity and Capital Resources

We will not commence any significant operations until we have raised at least $2,000,000 in our offering. Our principal demands for funds will be for real estate and real estate-related acquisitions, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our offering and from financings.

If the minimum offering has not been received and accepted by February 9, 2011 (one year after the effective date of the prospectus), then our offering will terminate. However, if our offering minimum is achieved, then the offering will continue until February 9, 2013. At which time the Company’s board of directors can approve an extension of our offering.

There may be a delay between the sale of our shares and the purchase of properties or other investments, which could result in a delay in our ability to make distributions to our stockholders. Some or all of our distributions will be paid from other sources, such as from the proceeds of our offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees and borrowings secured by our assets in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fund fully the payment of distributions. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments and currently have no plans regarding when distributions will commence. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

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

Off-Balance Sheet Arrangements

     As of March 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the accompanied financial statements.

Item 3.                  Quantitative and Qualitative Disclosures about Market Risks

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

Item 4T.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of March 31, 2010, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s quarter ended March 31, 2010, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

PART II
OTHER INFORMATION

Item 1.                  Legal Proceedings

None.

Item 1A.               Risk Factors

None.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2010, our Registration Statement on Form S-11 (File No. 333-154750), registering a public offering of up to $250,000,000 in shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and we commenced our initial public offering. We are offering up to 25,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 2,500,000 shares of our common stock pursuant to our dividend reinvestment plan at $9.50 per share.

We may not sell any shares in the offering until we have raised gross offering proceeds of $2,000,000 from persons who are not affiliated with us or our advisor. Pending satisfaction of this condition, all subscription payments will be placed in an account held by our escrow agent in trust for subscribers’ benefit.  The offering of our shares will continue until the earliest of our selling shares equal to our maximum offering of $250,000,000, our board of directors determines to terminate the offering or three years from the effective date of February 9, 2010.  The dealer manager of the offering, American Beacon Partners, Inc., is not required to sell a specific number or dollar amount of shares but will use its best efforts to sell 25,000,000 of our shares.

During the three months ended March 31, 2010, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our securities.

As of May 14, 2010, the Company has received one subscription in the amount of $56,471.

Item 3.                  Defaults Upon Senior Securities

None.

Item 4.                  Submission of Matters to a Vote of Security Holders

None.

Item 5.                  Other Information

None.

Item 6.                  Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman	Date: May 14, 2010
Allen R. Hartman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: May 14, 2010
Louis T. Fox, III, Chief Financial Officer (Principal Financial and Principal Accounting Officer)