Form 10-Q
period 2010-06-30
Hartman Short Term Income Properties XX, Inc.
filed 2010-08-13
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 13, 2010, there were 19,000 shares of the Registrant’s common shares issued and outstanding, all of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc.

PART I
FINANCIAL INFORMATION

Item 1.           Financial Statements

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash	$1,100	$1,100
Escrowed investor proceeds	96,104	-

Total assets	$97,204	$1,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$3,188	4,607
Due to an affiliated entity	204,607	128,479
Escrowed investor proceeds liability	96,104	$-

Total liabilities	$303,899	$133,086

Shareholders’ deficit
Preferred shares, $0.001 par value 200,000,000 shares authorized
Preferred shares - Series One, convertible, non-voting, 1,000 shares issued
and outstanding	1	1
Common shares, $0.001 par value, 750,000,000 authorized, 19,000 shares issued
and outstanding	19	19
Additional paid-in-capital	199,980	199,980
Deficit accumulated during development stage	(406,695)	(331,986)
Total shareholders’ deficit	(206,695)	(131,986)

Total liabilities and shareholders’ deficit	$97,204	$1,100

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

				For the	For the
				Period from	Period from
			Six Months	February 5, 2009	February 5, 2009
	Three Months ended		ended	(Date of Inception) through	(Date of Inception) through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	36,962	44,964	74,709	130,570	406,695
Total expenses	36,962	44,964	74,709	130,570	406,695

Net loss	$(36,962)	$(44,964)	$(74,709)	$(130,570)	$(406,695)

Loss per common share - basic and diluted	$(1.95)	$(449.64)	$(3.93)	$(1,305.70)	$(40.10)

Weighted average number of shares outstanding – basic and diluted	19,000	100	19,000	100	10,141

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDER'S DEFICIT
(Unaudited)

					Additional	Deficit Accumulated During
	Preferred Stock		Common Stock		Paid-In-	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, February 5, 2009	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	19,000	19	189,981	-	190,000
Issuance of convertible preferred shares	1,000	1	-	-	9,999	-	10,000
Net loss	-	-	-	-	-	(331,986)	(331,986)
Balance, December 31, 2009	1,000	$1	19,000	$19	$199,980	$(331,986)	$(131,986)

Net loss	-	-	-	-	-	(74,709)	(74,709)
Balance, June 30, 2010	1,000	$1	19,000	$19	$199,980	$(406,695)	$(206,695)

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		For the Period from	For the Period from
	Six Months	February 5, 2009 (Date of	February 5, 2009 (Date of
	Ended	Inception) through	Inception) through
	June 30, 2010	June 30, 2009	June 30, 2010
Cash flows from operating activities:
Net loss	$(74,709)	$(130,570)	$(406,695)
Adjustments to reconcile net loss to cash used in operating activities:
Accrued expenses	(1,419)	-	3,188
Due to an affiliated entity	76,128	130,570	403,507
Net cash used in operating activities	-	-	-

Cash flows from financing activities:
Proceeds from the issuance of common shares		1,000	1,000
Proceeds from the issuance of convertible preferred shares		100	100
Escrowed investor proceeds liability	152,576		152,576
Refund of escrowed investor proceeds	(56,472)		(56,472)
Escrowed investor proceeds	(96,104)		(96,104)
Net cash provided by financing activities	-	1,100	1,100

Net change in cash	-	1,100	1,100
Cash at the beginning of period	1,100	-	-
Cash at the end of period	$1,100	$1,100	$1,100

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common shares in exchange of advance made by an affiliate	$-	$-	$189,000

Issuance of convertible preferred share in exchange of advances made
by an affiliated company	$-	$-	$9,900

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2010
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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on March 31, 2010.  The results of the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

The financial statements as of December 31, 2009 have been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2010
(Unaudited)

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from February 5, 2009 (date of inception) through June 30, 2010, the Company has accumulated losses of $406,695.

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
As of June 30, 2010
(Unaudited)

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

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares. These costs principally relate to professional and filing fees. As of June 30, 2010, such costs totaled $406,695 which have been expensed as incurred since February 5, 2009, date of inception.

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

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2010
(Unaudited)

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of June 30, 2010, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the periods ended June 30, 2010 and June 30, 2009 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

Note 3 — Investments

As of June 30, 2010, the Company has not commenced operations.  The Company has not purchased or contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that the Company will acquire.

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

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2010
(Unaudited)

Subscription proceeds are placed in an escrow account until such time as subscriptions to purchase at least $2.0 million of shares of common stock have been received and accepted by the Company. During the six months ended June 30, 2010, the Company received net subscriptions totaling $96,104 to purchase 9,610.400 shares of common stock.  The Company refunded $56,472 in subscription proceeds to an investor which had subscribed for shares of common stock during the same period.  The subscription proceeds held in escrow as of June 30, 2010, plus interest accrued thereon, have been recorded as a liability in the balance sheets because such proceeds will be refunded if the subscription minimum is not met.

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

As of June 30, 2010 the Company had a balance due to an affiliated entity, the Property Manager of $204,607. The Property Manager has paid various organization and offering expenses on behalf of the Company. The Advisor will reimburse Hartman Income REIT Management, Inc., for expenses paid on behalf of the Company from proceeds of the offering.  Additional compensation will be paid as outlined in the below compensation table below.

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
As of June 30, 2010
(Unaudited)

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
As of June 30, 2010
(Unaudited)

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

Note 6 – Incentive Awards Plan

The Company has adopted an incentive plan (the “2009 Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  No awards have been granted as of June 30, 2010.

Note 7 – Subsequent Event

As of August 13, 2010, the Company has received nine additional subscriptions for common stock in the amount of $165,833.

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from February 5, 2009 (date of inception) through June 30, 2010, the Company has accumulated losses of $406,695.

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

Results of Operations

As of June 30, 2010 we have not commenced any significant operations because we are in our organization stage. We will not commence any significant operations until we have raised at least $2,000,000 in this offering. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of real properties and real estate-related investments, other than those referred to in the prospectus.

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares. These costs principally relate to professional and filing fees. As of June 30, 2010, such costs totaled $406,695 which have been expensed as incurred since February 5, 2009, date of inception.

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

Liquidity and Capital Resources

Subscription proceeds are placed in an escrow account until such time as subscriptions to purchase at least $2.0 million of shares of common stock have been received and accepted by the Company. During the six months ended June 30, 2010, the Company received net subscriptions totaling $96,104 to purchase 9,610.400 shares of common stock.  The Company refunded $56,472 in subscription proceeds to an investor which had subscribed for shares of common stock during the same period.  The subscription proceeds held in escrow as of June 30, 2010, plus interest accrued thereon, have been recorded as a liability in the balance sheets because such proceeds are refunded if the subscription minimum is not met.

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

If the minimum offering has not been received and accepted by February 9, 2011 (one year after the effective date of the prospectus), then our offering will terminate.  However, if our offering minimum is achieved, then the offering will continue until February 9, 2013.  At that time the Company’s board of directors can approve an extension of our offering.

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

Off-Balance Sheet Arrangements

     As of June 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4T.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of June 30, 2010, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

    There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010, that will have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

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

     During the six months ended June 30, 2010, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our securities

     During the six months ended June 30, 2010, the Company received net subscriptions totaling $96,104 to purchase 9,610.400 shares of common stock.

Item 3.            Defaults Upon Senior Securities

     None.

Item 4.            (Removed and Reserved)

     None.

Item 5.            Other Information

     None.

Item 6.            Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(FILED HEREWITH)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(FILED HEREWITH)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(FILED HEREWITH)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(FILED HEREWITH)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman	Date: August 13, 2010
Allen R. Hartman,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: August 13, 2010
Louis T. Fox, III,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)