Form 10-Q
period 2010-09-30
Hartman Short Term Income Properties XX, Inc.
filed 2010-11-15
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, there were 19,000 shares of the Registrant’s common shares issued and outstanding, all of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash	$1,100	$1,100
Escrowed investor proceeds	701,437	-

Total assets	$702,537	$1,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$10,486	$4,607
Due to an affiliated entity	266,991	128,479
Escrowed investor proceeds liability	701,437	-

Total liabilities	$978,914	$133,086

Shareholders’ deficit
Preferred shares, $0.001 par value 200,000,000 shares authorized
Preferred shares - Series One, convertible, non-voting, 1,000 shares issued
and outstanding	1	1
Common shares, $0.001 par value, 750,000,000 authorized, 19,000 shares issued
and outstanding	19	19
Additional paid-in-capital	199,980	199,980
Deficit accumulated during development stage	(476,377)	(331,986)
Total shareholders’ deficit	(276,377)	(131,986)

Total liabilities and shareholders’ deficit	$702,537	$1,100

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

				For the	For the
				Period from	Period from
				February 5, 2009	February 5, 2009
				(Date of	(Date of
			Nine Months	Inception)	Inception)
	Three Months ended		ended	through	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	69,682	105,509	144,391	236,079	476,377
Total expenses	69,682	105,509	144,391	236,079	476,377

Net loss	$(69,682)	$(105,509)	$(144,391)	$(236,079)	$(476,377)

Loss per common share -
basic and diluted	$(3.67)	$(1,055.09)	$(7.60)	$(2,360.79)	$(41.28)
Weighted average number
of shares outstanding –
basic and diluted	19,000	100	19,000	100	11,539

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)

STATEMENTS OF SHAREHOLDER'S DEFICIT
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In-	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, February 5, 2009	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	19,000	19	189,981	-	190,000
Issuance of convertible preferred shares	1,000	1	-	-	9,999	-	10,000
Net loss	-	-	-	-	-	(331,986)	(331,986)
Balance, December 31, 2009	1,000	$1	19,000	$19	$199,980	$(331,986)	$(131,986)

Net loss	-	-	-	-	-	(144,391)	(144,391)
Balance, September 30, 2010	1,000	$1	19,000	$19	$199,980	$(476,377)	$(276,377)

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

		For the	For the
		Period from	Period from
		February 5,	February 5,
		2009	2009
		(Date of	(Date of
	Nine Months	Inception)	Inception)
	Ended	through	through
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(144,391)	$(236,079)	$(476,377)
Adjustments to reconcile net loss to cash used in operating activities:
Accrued expenses	5,879	-	10,486
Due to an affiliated entity	138,512	236,079	465,891
Net cash used in operating activities	-	-	-

Cash flows from financing activities:
Proceeds from the issuance of common shares	-	1,000	1,000
Proceeds from the issuance of convertible preferred shares	-	100	100
Escrowed investor proceeds liability	757,909	-	757,909
Refund of escrowed investor proceeds	(56,472)	-	(56,472)
Escrowed investor proceeds	(701,437)	-	(701,437)
Net cash provided by financing activities	-	1,100	1,100

Net change in cash	-	1,100	1,100
Cash at the beginning of period	1,100	-	-
Cash at the end of period	$1,100	$1,100	$1,100

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common shares in exchange of advance made by an affiliate	$-	$-	$189,000

Issuance of convertible preferred share in exchange of advances made
by an affiliated company	$-	$-	$9,900

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)

Notes to Financial Statements
As of September 30, 2010
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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on March 31, 2010.  The results of the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)

Notes to Financial Statements
As of September 30, 2010
(Unaudited)

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from February 5, 2009 (date of inception) through September 30, 2010, the Company has accumulated losses of $476,377.

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
As of September 30, 2010
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

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares. These costs principally relate to professional and filing fees. As of September 30, 2010, such costs totaled $476,377 which have been expensed as incurred since February 5, 2009, date of inception.

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

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)

Notes to Financial Statements
As of September 30, 2010
(Unaudited)

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of September 30, 2010, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the periods ended September 30, 2010 and September 30, 2009 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

Note 3 — Investments

As of September 30, 2010, the Company has not commenced operations.  The Company has not purchased or contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that the Company will acquire.

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

Hartman Advisors LLC, is a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT of which Allen R. Hartman is the Chief Executive Officer and Chairman of the Board of Directors.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)

Notes to Financial Statements
As of September 30, 2010
(Unaudited)

Subscription proceeds are placed in an escrow account until such time as subscriptions to purchase at least $2.0 million of shares of common stock have been received and accepted by the Company. During the nine months ended September 30, 2010, the Company received net subscriptions totaling $701,437 to purchase 70,144 shares of common stock.  The Company refunded $56,472 in subscription proceeds to an investor which had subscribed for shares of common stock during the same period.  The subscription proceeds held in escrow as of September 30, 2010, plus interest accrued thereon, have been recorded as a liability in the balance sheets because such proceeds will be refunded if the subscription minimum is not met.

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

As of September 30, 2010 the Company had a balance due to an affiliated entity, the Property Manager of $266,991. The Property Manager has paid various organization and offering expenses on behalf of the Company. The Advisor will reimburse Hartman Income REIT Management, Inc., for expenses paid on behalf of the Company from proceeds of the offering.  Additional compensation will be paid as outlined in the below compensation table below.

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
As of September 30, 2010
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
As of September 30, 2010
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

Note 5 – Commitments and Contingencies

Economic Dependency

     The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties’, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities.  In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other providers.

Note 6 – Incentive Awards Plan

The Company has adopted an incentive plan (the “2009 Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  No awards have been granted as of September 30, 2010.

Note 7 – Subsequent Event

As of November 15, 2010, the Company has received six additional subscriptions for common stock in the amount of $67,341.  On October 21, 2010, the Company refunded $20,000 in subscription proceeds to an investor who was determined not to be an eligible investor.

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

Overview

We were formed as a Maryland corporation on February 5, 2009 to invest in and operate real estate and real estate-related assets on an opportunistic basis. We may acquire a wide variety of commercial properties, including office, industrial, retail, and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In particular, we will focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential. We also may invest in real estate-related securities and, to the extent that our advisor determines that it is advantageous, we may invest in mortgage loans. We expect to make our investments in or in respect of real estate assets located in the United States and other countries. The net proceeds of this offering will provide funds to enable us to purchase properties and other real estate-related investments. As of the date of this Form 10-Q, we had not yet commenced operations or entered into any arrangements to acquire any specific investments. The number of assets we acquire will depend upon the number of shares sold in this offering and the resulting amount of the net proceeds available for investment in properties.

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from February 5, 2009 (date of inception) through September 30, 2010, the Company has accumulated losses of $476,377.

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

Results of Operations

As of September 30, 2010 we have not commenced any significant operations because we are in our organization stage. We will not commence any significant operations until we have raised at least $2,000,000 in this offering. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of real properties and real estate-related investments, other than those referred to in the prospectus.

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares. These costs principally relate to professional and filing fees. As of September 30, 2010, such costs totaled $476,377 which have been expensed as incurred since February 5, 2009, date of inception.

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties’, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities.  In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other providers.

Liquidity and Capital Resources

Subscription proceeds are placed in an escrow account until such time as subscriptions to purchase at least $2.0 million of shares of common stock have been received and accepted by the Company. During the nine months ended September 30, 2010, the Company received net subscriptions totaling $701,437 to purchase 70,144 shares of common stock.  The Company refunded $56,472 in subscription proceeds to an investor which had subscribed for shares of common stock during the same period.  The subscription proceeds held in escrow as of September 30, 2010, plus interest accrued thereon, have been recorded as a liability in the balance sheets because such proceeds are refunded if the subscription minimum is not met.

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

Off-Balance Sheet Arrangements

     As of September 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of September 30, 2010, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

    There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010, that will have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

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

     During the nine months ended September 30, 2010, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our securities

     During the nine months ended September 30, 2010, the Company received net subscriptions totaling $701,437 to purchase 70,144 shares of common stock.

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

By:	/s/ Allen R. Hartman	Date: November 15, 2010
Allen R. Hartman,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: November 15, 2010
Louis T. Fox, III,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)