Form 10-K
period 2010-12-31
Hartman Short Term Income Properties XX, Inc.
filed 2011-03-31
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010
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

As of March 31, 2011, there were 492,089 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc.

Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Hartman Short Term Income Properties XX, Inc.

All reference in this report to “you” or “your” are to Hartman Short Term Income Properties XX, Inc.’s investors and/or stockholders.

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

PART I

Item 1.     Business

General

We are a Maryland corporation formed on February 5, 2009, to acquire and invest in income-producing commercial properties, including office buildings, shopping centers, other retail and commercial properties, some of which may be actively leased to a number of tenants having relatively short (1-3) year leases and others may be net leased to a single tenant.  We expect to make our investments in or in respect of real estate assets located in the United States based on our view of existing market conditions.  We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ending December 31, 2011.

On December 28, 2010, we entered into the operating agreement of Hartman Richardson Heights Properties LLC (the “Joint Venture”),.  The Company made an initial capital contribution to the Joint Venture of $1.915 million representing a 10% interest in the Joint Venture.  Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), the other member of the Joint Venture is a REIT that is managed by affiliates of the Company’s manager and real property manager.  Hartman XIX has made capital contributions totaling $17.235 million to the Joint Venture representing a 90% interest therein.  Our equity in earnings of the Joint Venture were $1,719 for the period from December 28, 2010 to December 31, 2010.

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

Management and Advisory Agreements

We operate under the direction of our board of directors, the members of which are accountable to us and our shareholders.  Our external advisor is Hartman Advisors, LLC (“Hartman Advisors” or the “Advisor”), an affiliate, which is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.  The key personnel of Hartman Advisors will be involved in the selection, acquisition, financing and disposition of our properties, and raising the capital to purchase.  The key personnel of our advisor have extensive experience in selecting and operating commercial real estate and in operating investment entities that acquire commercial real estate.  Our property manager is Hartman Income REIT Management, Inc. (“HIR Management” or the “Property Manager”) which is responsible for maintaining and operating our properties.  HIR Management is the wholly owned second tier subsidiary of Hartman Income REIT, Inc. (“HIREIT”), a real estate investment trust that has investment objectives that in many material respects are similar to those that we intend to employ.

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

Recent Developments

As of December 20, 2010, we had received and accepted sufficient investor’s subscriptions to meet the requirements of our primary offering.  We made an initial capital contribution to the Joint Venture on December 28, 2010 and declared a dividend as of December 31, 2010.

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

•
We have limited operating history nor established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our advisor may not be an indication of our future results.

•
This is a “blind pool” offering because we do not currently own any properties or other real estate assets except as disclosed in this report, and we may not identify any additional assets to acquire with proceeds from this offering.  You will not have the opportunity to evaluate our investments prior to our making them.  You must rely totally upon our advisor’s ability to select our investments.

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

•
The number of investments that we will make and the diversification of those investments will be reduced to the extent that we sell less than the maximum offering of 25,000,000 shares.  If we do not sell substantially more than the minimum offering amount of 200,000 shares, we may make only one acquisition and the value of your investment may fluctuate more widely with the performance of that specific investment.  As of December 31, 2010, we have made only one real estate investment.  There is a greater risk that you will lose money in your investment if we cannot diversify our portfolio.

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

•
Until all proceeds from this offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, some or all of our distributions will be paid from other sources, such as from the proceeds of this or other offerings, cash advances to us by our advisor, cash resulting from a deferral of asset management fees, and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow, which may reduce the amount of capital we ultimately invest in assets, and negatively impact the return on your investment and the value of your investment.  There is no limit on the amount of offering proceeds we may use to fund distributions.

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

•
We will pay significant fees to our advisor and its affiliates, some of which are payable based upon factors other than the quality of services provided to us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor performing services for us. As of December 31, 2010, we have accrued acquisition fees of $47,875 or 2.5% of total real estate investment payable to our advisor.

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

•
If we hold and sell one or more properties through TRSs, our return to stockholders would be diminished because the gain from any such sale would be subject to a corporate-level tax, thereby reducing the net proceeds from such sale available for distribution to our stockholders.  Moreover, if the ownership and sale of one or more of our properties by a TRS causes the value of our non-mortgage securities in our TRSs to exceed 20% of the value of all of our assets at the end of any calendar quarter, we may lose our status as a REIT.

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

•
Because federal income tax laws may restrict us as a REIT from operating certain of our properties, we have determined not to manage our properties.  Instead, we have retained a manager to manage our properties pursuant to the Property Management Agreement.   Our income from our properties may be adversely affected if our property manager fails to provide quality services and amenities to our tenants.  While we monitor our property manager’s performance, we have limited recourse under our property management agreement if we believe that the property manager is not performing adequately.  Failure by our property manager to fully perform the duties agreed to in our property management agreement could adversely affect our results of operations.

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

Lack of Separate Representation

Irvine Venture Law Firm LLP and James H. Stokes, Jr., our General Counsel, each act, and may in the future act, as counsel to us, Hartman Advisors, Hartman Income REIT Management, Inc. and their affiliates in connection with the Offering.  There is a possibility that in the future the interests of the various parties may become adverse, and under the Code of Professional Responsibility of the legal profession, Irvine Venture Law Firm, LLP or James H. Stokes, Jr. may be precluded from representing any one or all of such parties.  In the event that a dispute were to arise between us, Hartman Advisors, Hartman Income REIT Management, Inc. or any of our respective affiliates, separate counsel for such matters will be retained as and when appropriate.

Item 1B.   Unresolved Staff Comments

      None.

Item 2.      Properties

General

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

We will not directly manage our properties.  The management of our properties will be through Hartman Income REIT Management, Inc. (“Property Manager”).  Allied Beacon Partners, Inc. (formerly American Beacon Partners, Inc., the “Dealer Manager”) serves as the dealer manager of our public offering.  These parties will receive compensation and fees for services related to the offering and for the investment and management of our assets.  These entities will receive fees during the offering, acquisition, operational and liquidation stages.

On December 28, 2010, the same day we entered into the Joint Venture, the Joint Venture acquired a retail shopping center located in Richardson, Texas for an aggregate purchase price of $19.15 million on an all cash basis from the seller, LNR Partners, LLC.  The property is located at 100 South Central Expressway, Richardson, Texas and commonly known as Richardson Heights Shopping Center.  The property consists of 201,433 square feet and is 57.6% occupied at the acquisition date.  Richardson is a suburb of Dallas, Texas.  Our 10% equity interest in earnings from our unconsolidated investment in Richardson Heights Shopping Center was $1,719 at December 31, 2010.

Location of Property

The Richardson Heights Shopping Center is located in the northeast quadrant of the Dallas metropolitan statistical area (“MSA”).  Richardson, a residential and electronic manufacturing suburb of Dallas, is ten miles north of downtown Dallas in northern Dallas and southern Collin counties.

We believe the Dallas-Fort Worth-Arlington MSA’s long-term outlook remains positive, although economic growth has suffered through 2010.  While its cost advantages are slowly eroding and competition has increased with other regional centers such as Houston and Atlanta, the Dallas market’s skilled labor force, high per capita income, affordable housing and strong demographic trends will help maintain its position as one of the nation’s top performers.

General Physical and Economic Attributes

The Richardson Heights Shopping Center was built in 1958 and was renovated in 2008.  As of January 10, 2011, the property had 32 tenants which occupied 115,940 square feet.  The average rent for the occupied space was $16.73 per square foot, with the total rent revenue being $1,939,800.  These amounts are calculated using the attained base rent listed for each tenant, which is equal to the current monthly base rent annualized, excluding any future contractual rent increases.

Significant Tenants

The following table sets forth information about our ten largest tenants as of December 31, 2010, based upon the current monthly base rent annualized at December 31, 2010:
Tenant Name	2010 Gross Annualized Base Rent	Rentable Square Feet	Initial Lease Date	Year Expiring
TJ Maxx – discount retail	$265,548	27,953	3/1988	2015
Party City – specialty retail	213,900	12,400	9/1993	2013
Jack In The Box – restaurant	150,000	Pad site	7/1985	2012
Taj Mahal Imports – specialty retail	139,824	15,817	7/2000	2016
Texas Palominas – restaurant	138,948	12,000	10/2008	2016
McDonalds – restaurant	95,148	Pad site	3/2002	2022
Poshak Fashions – specialty retail	68,868	3,826	12/2002	2013
Mediterranean Café & Bakery – restaurant	62,892	3,250	7/2002	2015
7-Eleven – convenience store	58,800	Pad site	8/2000	2020
Payless ShoeSource – specialty store	53,220	2,534	7/1991	2012
	$1,247,145

Item 3.    Legal Proceedings

     We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us or any of our properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our business or financial condition or results of operations.

Item 4.    Reserved

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

     There is currently no established public market in which our common shares are traded.  As of March 31, 2011, we had 492,089 common shares issued and outstanding.  Hartman XX Holdings, Inc., our parent company, held 19,000 common shares and the remainder was held by approximately 100 shareholders.

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

We may terminate the distribution reinvestment plan in our discretion at any time upon ten days’ notice to plan participants. See the “Summary of Distribution Reinvestment Plan and Automatic Purchase Plan” for further explanation of our distribution reinvestment plan. A complete copy of our distribution reinvestment plan and automatic purchase plan are located at pages C-1 and D-1 of the prospectus.

The Company declared a dividend distribution payable as of December 31, 2010 to shareholders of record as of that date. The total initial dividend distribution was $1,467 of which $935 was payable in cash and $532 was paid by issuance of 56.5705 shares of common stock under the dividend reinvestment plan.

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

On December 17, 2010, the Company’s Board of Directors also authorized the payment of cash distributions to the Company’s shareholders, contingent upon the acquisition of the joint venture interest.  Distributions will (i) accrue daily to the Company’s shareholders of record as of the close of business each day commencing one day following the close of the acquisition of the joint venture interest and the property acquisition by the joint venture, (ii) be payable in cumulative amounts on or before the 20th day of each calendar month and (iii) be calculated at a rate of $0.001918 per share of common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

2009 Omnibus Stock Incentive Plan

The Hartman Short Term Income Properties XX, Inc. 2009 Omnibus Stock Incentive Plan, our stock incentive plan, was adopted by our board of directors and approved by our stockholders prior to the consummation of this offering. The stock incentive plan permits us to make grants of "incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards" within the meaning of Section 422 of the Code, or any combination of the foregoing.  We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares.  The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.  Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.

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

Shareholders’ Meeting

By unanimous written consent of Hartman XX Holdings, Inc. dated December 21, 2010, the sole shareholder of the Company, prior to the admission of shareholders on December 23, 2010 in connection with the achievement of the Minimum Offering (as defined in the prospectus), approved (i) the re-election of the Board of Directors being Mr. Hartman, Mr. Tompkins and Mr. Bouffard to serve until the next meeting of shareholders; and, (ii) ratified the appointment of RBSM LLP as independent registered public accounting firm for the year ended December 31, 2010.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the year ended December 31, 2010 and the period from February 5, 2009 (date of inception) through December 31, 2009.  Certain information in the table has been derived from the Company’s audited financial statements and notes thereto.  This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15, the Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  During the period from the Company’s date of inception on February 5, 2009 to December 28, 2010, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in offering and organizational activities.  The Company made its initial real estate related investment on December 28, 2010.

	For the Year Ended December 31, 2010	For the Period from February 5, 2009 (Date of Inception) through December 31, 2009
Revenues:
Total revenue	$-	-
Expenses:
Asset management and acquisition fees	47,875	-
Organization and offering costs	101,580	331,986
General and administrative fees	99,548	-
Total expenses	249,003	331,986
Other income (expenses):
Interest income	93	-
Equity in earnings of unconsolidated Joint Venture	1,719	-
Total other income (expenses)	1,812	-
Net loss	(247,191)	(331,986)
Loss per common share – basic and diluted	(5.31)	(68.81)
Weighted average number of shares outstanding – basic and diluted	46,551	4,825

	For the Year Ended December 31, 2010	For the Period from February 5, 2009 (Date of Inception) through December 31, 2009
Balance Sheet Data (at end of period)
Investment in unconsolidated entities, net	$1,916,719	$-
Cash and cash equivalents	$636,523	$1,100
Total assets	$2,553,264	$1,100
Due to affiliates	$355,739	$128,479
Shareholders’ equity (deficit)	$2,092,842	$(131,986)
Other Data
Cash flow from:
Operating activities	$78,404	$-
Investing activities	$(1,915,000)	$-
Financing activities	$2,472,019	$1,100

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

We were formed as a Maryland corporation on February 5, 2009 to invest in and operate real estate and real estate-related assets on an opportunistic basis.  We may acquire a wide variety of commercial properties, including office, industrial, retail, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In particular, we will focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential.  We also may invest in real estate-related securities and, to the extent that our advisor determines that it is advantageous, we may invest in mortgage loans.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries.  The net proceeds of this offering will provide funds to enable us to purchase properties and other real estate-related investments.  As of the date of this Form 10-K, we have entered into the operating agreement of Hartman Richardson Heights Properties LLC.  The number of assets we acquire will depend upon the number of shares sold in the current offering and the resulting amount of the net proceeds available for investment in properties.  See “Risk Factors.”

We expect to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2011.  Once we have qualified as a REIT for federal income tax purposes; we will not generally be subject to federal income tax.  Once we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to operate so as to remain, thereafter qualified as a REIT for federal income tax purposes.
For the year ended December 31, 2010 and for the period from inception (February 5, 2009) to December 31, 2009, the Company incurred a net loss of $247,191 and $579,177, respectively.  The Company intends to qualify as a REIT beginning in 2011.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

The following discussion and analysis should be read in conjunction with the accompanying balance sheet and the notes thereto.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes will be critical going forward.  We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results.  These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  With different estimates or assumptions, materially different amounts could be reported in our financial statements.  Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.  Our most sensitive estimates will involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Development Stage Entity

We are considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  We have generated limited revenues to date, other than the interest income generated from the escrowed proceeds, we have incurred significant expenses and have sustained recurring losses.  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from February 5, 2009 (date of inception) through December 31, 2010, the Company has accumulated losses of $579,177.

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

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of December 31, 2010 consists of our interest in a joint venture that owns one multi-tenant property (the “Unconsolidated Joint Venture”).  Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810.  Both the Company and the Unconsolidated Joint Venture partner must approve significant decisions about the Unconsolidated Joint Venture’s activities.  As of December 31, 2010, the Unconsolidated Joint Venture held total assets of $19.15 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the Unconsolidated Joint Venture for the year ended December 31, 2010.  During the year ended December 31, 2009, the Company did not have any interests in joint ventures.

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

The fair value of the tangible assets to be acquired, consisting of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to the tangible assets.  Land values will be derived from appraisals, and building and land improvement values will be calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures and equipment values will be determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional or economic factors.  The values of the buildings will be depreciated over the estimated useful lives ranging from 25 years for office property to 39 years for hotel property using the straight-line method.   Land improvements will be depreciated over the estimated useful life of 15 years, and furniture, fixtures and equipment will be depreciated over estimated useful lives ranging from five to seven years using the straight-line method.

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

Results of Operations

On December 28, 2010, we entered into the operating agreement of Hartman Richardson Heights Properties LLC (the “Joint Venture”).  The Company made an initial capital contribution to the Joint Venture of $1.915 million representing a 10% interest in the Joint Venture.  Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), the other member of the Joint Venture is a REIT that is managed by affiliates of the Company’s manager and real property manager.  Hartman XIX has made capital contributions totaling $17.235 million to the Joint Venture representing a 90% interest therein.  Our equity in earnings of the Joint Venture was $1,719 for the period from December 28, 2010 to December 31, 2010.

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares.  These costs principally relate to professional and filing fees. As of December 31, 2010, such costs totaled $433,566 which have been expensed as incurred since February 5, 2009, date of inception, $101,580 and $331,986 for the year ended December 31, 2010 and for the period from February 5, 2009 (date of inception) through December 31, 2009, respectively.

We are dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties’, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities.  In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other providers.

Liquidity and Capital Resources

Subscription proceeds were held in an escrow account until we had received and accepted subscriptions to purchase at least $2.0 million of shares of common stock, which the Company reached in December 2010.  As of December 31, 2010, the Company had issued 274,966 shares of common stock in its public offering, resulting in gross proceeds to the Company of $2,474,178.  The Company declared a dividend distribution payable as of December 31, 2010 to shareholders of record as of that date. The total initial dividend distribution was $1,467 of which $935 was payable in cash and $532 was paid by issuance of 56.5705 shares of common stock under the dividend reinvestment plan.

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

Contractual Obligations

Our board of directors has approved our entering into the Advisory Agreement, the Property Management Agreement, the Dealer Management Agreement and Operating Agreement of the Joint Venture.

Off-Balance Sheet Arrangements

     As of December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the accompanied financial statements. (See note to financial statements disclosed in Item 8 to this annual report.)

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

None.

Item 9A(T).     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K, as of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies.  Based on that evaluation, the CEO and CFO concluded that as of December 31, 2010, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s management report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only management’s report on internal control over financial reporting in this Annual Report.

Changes in Internal Control Over Financial Reporting

        There have been no changes during the Company’s quarter ended December 31, 2010, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 10, the 2011 Proxy Statement is incorporated herein by this reference.

Item 11.    Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2011 Proxy Statement is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 12, the 2011 Proxy Statement is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2011 Proxy Statement is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2011 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2011 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

1.	Financial Statements. The list of our financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.
Financial Statement Schedules.  The financial statement schedules have been omitted because the required information on such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman	Date: March 31, 2011
Allen R. Hartman,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: March 31, 2011
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

By:	/s/ Allen R. Hartman	Date: March 31, 2011
Allen R. Hartman, Director

By:	/s/ Jack I. Tompkins	Date: March 31, 2011
Jack I. Tompkins., Director

By:	/s/ Larry A. Bouffard	Date: March 31, 2011
Larry A. Bouffard, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Hartman Short Term Income Properties XX, Inc.

We have audited the accompanying balance sheets of Hartman Short Term Income Properties XX, Inc. (the “Company”), a development stage company as of December 31, 2010 and 2009 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the year ended December, 31, 2010, for the period from February 5, 2009 (date of inception) to December 31, 2009 and for the period from February 5, 2009 (date of inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Hartman Short Term Income Properties XX, Inc. as of December 31, 2010 and 2009, and the results of operations and its cash flows for the year ended December 31, 2010, for the period from February 5, 2009 (date of inception) to December 31, 2009 and for the period from February 5, 2009 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York
March 31, 2011

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
BALANCE SHEETS
	December 31,	December 31,
	2010	2009

ASSETS

Investment in unconsolidated Joint Venture, net	$1,916,719	$-
Cash and cash equivalents	636,523	1,100
Accrued interest receivable	22	-

Total assets	$2,553,264	$1,100

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accrued expenses	$92,366	$4,607
Selling commissions payable	10,850	-
Dividends and distributions payable	1,467	-
Due to affiliates	355,739	128,479

Total liabilities	460,422	133,086

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.001 par value 200,000,000 shares authorized
Preferred shares - Series One, convertible, non-voting, 1,000 shares issued
and outstanding	1	1
Common stock subscribed	100,000	-
Common stock, $0.001 par value, 750,000,000 authorized, 274,966 and 19,000 shares issued
and outstanding at December 31, 2010 and 2009, respectively	275	19
Additional paid-in-capital	2,573,210	199,980
Deficit accumulated during development stage	(580,644)	(331,986)
Total shareholders’ equity (deficit)	2,092,842	(131,986)

Total liabilities and shareholders’ equity (deficit)	$2,553,264	$1,100

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		For the	For the
		Period from	Period from
	For the	February 5, 2009 (Date of Inception)	February 5, 2009 (Date of Inception)
	Year ended	through	through
	December 31, 2010	December 31, 2009	December 31, 2010

Revenues	$-	$-	$-

Expenses
Asset management and acquisition fees	47,875	-	47,875
Organization and offering costs	101,580	331,986	433,566
General and administrative	99,548	-	99,548
Total expenses	249,003	331,986	580,989

Loss from operations before equity in earnings of unconsolidated entities, net	(249,003)	(331,986)	(580,989)
Other income
Interest income	93	-	93
Equity in earnings of unconsolidated joint venture	1,719	-	1,719
Total other income	1,812	-	1,812
Net loss	$(247,191)	$(331,986)	$(579,177)

Loss per common share - basic and diluted	$(5.31)	$(68.81)

Weighted average number of shares outstanding – basic and diluted	46,551	4,825

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDER’S EQUITY

					Common	Additional
	Preferred Stock		Common Stock		Stock	Paid-In-	Cumulative
	Shares	Amount	Shares	Amount	Subscribed	Capital	Net Loss	Total

Balance, February 5, 2009	-	$-	-	$-	$-	$-	$-	$-
Issuance of common shares	-	-	19,000	19	-	189,981	-	190,000
Issuance of convertible preferred shares	1,000	1	-	-	-	9,999	-	10,000
Net loss	-	-	-	-	-	-	(331,986)	(331,986)
Balance, December 31, 2009	1,000	$1	19,000	$19	$-	$199,980	$(331,986)	$(131,986)

Issuance of common shares	-	-	255,966	256	-	2,472,922	-	2,473,178
Common shares subscribed	-	-	-	-	100,000	-	-	100,000
Selling commissions	-	-	-	-	-	(99,692)	-	(99,692)
Dividends and distributions	-	-	-	-	-	-	(1,467)	(1,467)
Net loss	-	-	-	-	-	-	(247,191)	(247,191)
Balance, December 31, 2010	1,000	$1	274,966	$275	$100,000	$2,573,210	$(580,644)	$2,092,842

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
	For the Year	February 5, 2009 (Date of Inception)	February 5, 2009 (Date of Inception)
	Ended	through	through
	December 31, 2010	December 31, 2009	December 31, 2010
Cash flows from operating activities:
Net loss	$(247,191)	$(331,986)	$(579,177)
Investment in unconsolidated Joint Venture	(1,915,000)	-	(1,915,000)
Stock based compensation	60,000	-	60,000
Adjustments to reconcile net loss to cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued interest receivable	(22)	-	(22)
Accounts payable and accrued expenses	38,609	4,607	43,216
Dividends and distributions payable	1,467	-	1,467
Due to affiliates	227,260	327,379	554,639
Acquisition fees payable to affiliated entity	-	-	-
Equity in earnings of unconsolidated Joint Venture	(1,719)		(1,719)
Net cash provided by operating activities	78,404	-	78,404

Cash flows from financing activities:
Dividend distributions	(1,467)	-	(1,467)
Payment of selling commissions	(99,692)	-	(99,692)
Proceeds from the issuance of common shares	2,473,178	1,000	2,474,178
Proceeds from the issuance of convertible preferred shares	-	100	100
Proceeds from common shares subscribed	100,000	-	100,000
Net cash provided by financing activities	2,472,019	1,100	2,473,119

Net change in cash	635,423	1,100	636,523
Cash at the beginning of period	1,100	-	-
Cash at the end of period	$636,523	$1,100	$636,523

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common shares in exchange of advance made by an affiliate	$-	$-	$189,000

Issuance of convertible preferred share in exchange of advances made by an affiliated company	$-	$-	$9,900

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 1 — Organization

Hartman Short Term Income Properties XX, Inc. (the “Company”), incorporated on February 5, 2009, is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011. The Company is in the development stage.  The Company is offering shares to the public in its primary offering (exclusive of 2,500,000 shares available pursuant to the Company’s dividend reinvestment plan) at a price of $10.00 per share. The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred shares to its advisor, Hartman Advisors LLC at a price of $10.00 per share.  Hartman Advisors LLC (the “Advisor”) is the Company’s advisor. The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc.

As of December 31, 2010, the Company had accepted investor’s subscriptions for, and issued, 274,966 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $2,474,178. The Company also received an additional $100,000 from the sale of common stock which has not yet been issued as of December 31, 2010.

The Company will seek to acquire and operate commercial real estate properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of December 28, 2010, the Company entered into the operating agreement of Hartman Richardson Heights Properties LLC (the “Joint Venture”).  The Company made an initial capital contribution to the Joint Venture of $1.915 million representing a 10% interest in the Joint Venture.  Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), the other member of the Joint Venture is a REIT that is managed by affiliates of the Company’s manager and real property manager.  Hartman XIX has made capital contributions totaling $17.235 million to the Joint Venture representing a 90% interest therein.  The Company’s board of directors unanimously approved the Company’s entering into the Joint Venture.

The management of the Company is through the Advisor.  Management of the Company’s properties will be through Hartman Income REIT Management, Inc. (“HIR Management” or the “Property Manager”). Allied Beacon Partners, Inc. (formerly American Beacon Partners, Inc., the “Dealer Manager”) serves as the dealer manager of the Company’s public offering. These parties will receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements as of December 31, 2010 and 2009 have been prepared by us in accordance with accounting principles generally accepted in the United States.

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

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

Reclassifications

 We have reclassified certain prior fiscal year amounts in the accompanying financial statements in order to be consistent with the current fiscal year presentation, including changes resulting from the reclassification of organization and offering costs separate from general and administrative expenses.  These reclassifications had no effect on net income or equity.

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has generated no revenues to date from its core business, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from February 5, 2009 (date of inception) through December 31, 2010, the Company has accumulated losses of $579,177.

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

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of December 31, 2010 consists of our interest in a joint venture that owns one multi-tenant property (the “Unconsolidated Joint Venture”).  Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810.  Both the Company and the Unconsolidated Joint Venture partner must approve significant decisions about the Unconsolidated Joint Venture’s activities.  As of December 31, 2010, the Unconsolidated Joint Venture held total assets of $19.15 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the Unconsolidated Joint Venture for the year ended December 31, 2010.  During the year ended December 31, 2009, the Company did not have any interests in joint ventures.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

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

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares. These costs principally relate to professional and filing fees. As of December 31, 2010, such costs totaled $433,566 which have been expensed as incurred since the date of inception, February 5, 2009.

Selling commissions in connection with the offering are recorded and charged to additional paid-in-capital.  Organizational and offering costs will be reimbursed by the Advisor as set forth below in the “Costs of Formation and Fees to Related Parties” section.

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

Share-Based Compensation

The Company will follow ASC 718- Compensation- Stock Compensation with regard to issuance of stock in payment of services. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. The Company plans to pay a portion of directors’ compensation with restricted common stock. The Company has recorded stock based compensation for non-employee directors of $60,000 for the issuance of 6,000 shares of restricted common stock at the current issue price of $10.00 per share.

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

For the year ended December 31, 2010 and for the period from inception (February 5, 2009) to December 31, 2009, the Company incurred a net loss of $247,191 and $579,177, respectively.  The Company intends to qualify as a REIT beginning in 2011.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of December 31, 2010, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the years ended December 31, 2010 and December 31, 2009 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

Recent Accounting Pronouncement

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.   This update provides amendments to ASC Topic 350—Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. ASU 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. We do not expect ASU 2010-28 to have any impact on our financial statements.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update (the “ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash  (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 has no impact on our financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 — Investments

On December 28, 2010, the Company entered into the operating agreement of Hartman Richardson Heights Properties LLC (the “Joint Venture”).  The Company made an initial capital contribution to the Joint Venture of $1.915 million representing a 10% interest in the Joint Venture.  Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), the other member of the Joint Venture is a REIT that is managed by affiliates of the Company’s manager and real property manager.  Hartman XIX has made capital contributions totaling $17.235 million to the Joint Venture representing a 90% interest therein.  The Company’s board of directors unanimously approved the Company’s entering into the Joint Venture.

On December 28, 2010, the Joint Venture acquired a retail shopping center located in Richardson, Texas for an aggregate purchase price of $19.15 million on an all cash basis from the seller, LNR Partners, LLC.  The property is located at 100 South Central Expressway, Richardson, Texas and commonly known as Richardson Heights Shopping Center.  The property consists of approximately 201,000 square feet and is 57.6% occupied at the acquisition date.  Richardson is a suburb of Dallas, Texas.  The Company’s equity in earnings of unconsolidated entities from its investment in Richardson Heights Shopping Center was $1,719 at December 31, 2010.

Note 4 — Shareholders’ Equity and Related Party Transactions

The Company initially issued 100 shares of the Company’s common stock to Hartman XX Holdings, Inc. (“Holdings”) for $1,000.  Holdings is a Texas corporation wholly owned by Allen R. Hartman.  Holdings was formed solely for the purpose of facilitating the organization and offering of the initial offering of the Company’s shares.  Effective October 15, 2009 the Company issued an additional 18,900 shares to Holdings for $189,000.  Holdings contributed a related party liability in the amount of $189,000 to the Company in exchange for the issuance of an additional 18,900 common shares of the Company.  The transaction resulted in a total of 19,000 common shares issued since inception for total consideration of $190,000.

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

As of December 31, 2010, the Company had accepted investor’s subscriptions for, and issued, 274,966 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $2,474,178.  The Company also received an additional $100,000 from the sale of common stock which has not yet been issued as of December 31, 2010.  The Company declared a dividend distribution payable as of December 31, 2010 to shareholders of record as of that date. The total initial dividend distribution was $1,467 of which $935 was payable in cash and $532 was paid by issuance of 56.5705 shares of common stock under the dividend reinvestment plan.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

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

Costs of Formation and Fees to Related Parties - The Company is dependent upon Hartman XX Holdings, Inc., its affiliates, the Advisor and the Property Manager (collectively, the “Affiliates”) for financial support.  The Affiliates have advanced necessary financial support, including the payments of various organizational and offering expenses made on behalf of the Company during the Minimum Offering period.

As of December 31, 2010 the Company had a balance due to an affiliated entity, the Property Manager of $355,739. The Property Manager has paid various organization and offering expenses on behalf of the Company. The Advisor will reimburse Hartman Income REIT Management, Inc., for expenses paid on behalf of the Company from proceeds of the offering.  The Company will reimburse the Property Manager up to 1.5% of gross offering proceeds for organization and offering expenses.

The Company owes the Advisor $47,875 for acquisition fees which is included in the balance due to affiliates.  These fees are generally defined as fees paid by any party to any person in connection with identifying, reviewing, evaluating, investing in, and the purchase, development or construction of properties, or the making or investing in loans or other real estate-related investments.  The Company agreed to pay the Advisor 2.5% of the funds paid and/or budgeted in respect of the purchase, development, construction or improvement of each asset acquired.

The Company will pay the Dealer Manager up to 7.0% of the gross proceeds of the primary offering for any selling commissions on sales of shares from participating retail broker-dealers, except those issued under the distribution reinvestment plan.  The Company will also pay the Dealer manager up to 2.5% of its dealer manager fees to participating broker-dealers.  At December 31, 2010, the Company owed the Dealer Manager $10,850 for accrued selling commissions.

Distributions - On December 17, 2010, the Company’s Board of Directors also authorized the payment of cash distributions to the Company’s shareholders, contingent upon the acquisition of the joint venture interest.  Distributions will (i) accrue daily to the Company’s shareholders of record as of the close of business each day commencing one day following the close of the acquisition of the joint venture interest and the property acquisition by the joint venture, (ii) be payable in cumulative amounts on or before the 20th day of each calendar month and (iii) be calculated at a rate of $0.001918 per share of common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

The Company declared a dividend as of December 31, 2010. The cash distribution will be $935 and will issue $532 (56.5705 shares of distribution reinvestment plan shares) payable in January 2011.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

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

Note 6 – Incentive Awards Plan

The Company has adopted an incentive plan (the “2009 Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  No awards have been granted as of December 31, 2010.

Note 7 – Subsequent Event

Status of Offering

The Company has issued the shares necessary for the minimum offering and will be continuing the offering to a maximum total of 25,000,000 shares to sell to the public, excluding another 2,500,000 shares for sale pursuant to the Company’s distribution reinvestment plan. The offering of the Company’s shares will continue until the earliest to occur of (a) the Company selling shares equal to our maximum offering of $250,000,000, (b) the Company’s board of directors determining to terminate the offering, or (c) three years after the effective date of this offering.

Placement of Debt on Richardson Heights Shopping Center

On January 31, 2011, Hartman Richardson Heights Properties, LLC, entered into a loan agreement with Texas Capital Bank (“TCB”) for a loan in the amount of $9,575,000. The loan is secured by a deed of trust lien on the Richardson Heights Shopping Center. The loan has a three year term and bears interest at the greater of 5.5% or TCB’s base rate plus 1%. The current interest rate is 5.5%.

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

10.4	Operating Agreement of Hartman Richardson Heights Properties, LLC (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(FILED HEREWITH)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(FILED HEREWITH)