Form 10-Q/A
period 2010-09-30
Hartman Short Term Income Properties XX, Inc.
filed 2011-04-13
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

In this Amendment No. 1 to Quarterly Report on Form 10-Q (this “Form 10Q/A”), we refer to Hartman Short Term Income Properties XX, Inc., a Maryland corporation, as “we,” “us,” “our”, “the Company” or “our Company.”

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A to amend certain disclosures in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on  November 15, 2010 and (our “Report”).  The principal changes to our Report in this amendment are as follows:

We have identified an incorrect accounting for selling commissions in connection with our recent offering and subscriptions for purchase of our common shares as general and administrative expenses, incorrectly accounted for accrued expenses and due to an affiliated entity as they related to advanced payments by our Advisor, which should not be recognized as liabilities until the Company had achieved its minimum offering of $2,000,000 and issued the subscribed common shares as the Company is not legally obligated for such advanced payments by our Advisor.  We have added Note 8 to our financial statements to disclose the net effect and further information regarding the above correction of errors.  In addition, we have corrected Note 2 and Note 4 to reflect the corrections.

We have corrected Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the correction of the errors described above.

Other than the correction of the errors described above, all other information in our original Form 10-Q remains unchanged.  For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended.  Except for the amendment, this Form 10-Q/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date.  Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report, if any.

Hartman Short Term Income Properties XX, Inc.

PART I
FINANCIAL INFORMATION

Item 1.             Financial Statements

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
BALANCE SHEET

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	(as Restated)
ASSETS
Cash	$1,100	$1,100
Escrowed investor proceeds	701,437	-

Total assets	$702,537	$1,100

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$8,219	$4,607
Due to an affiliated entity	215,631	128,479
Escrowed investor proceeds liability	701,437	-

Total liabilities	$925,287	$133,086

Shareholders’ deficit
Preferred shares, $0.001 par value 200,000,000 shares authorized
Preferred shares - Series One, convertible, non-voting, 1,000 shares issued
and outstanding	1	1
Common shares, $0.001 par value, 750,000,000 authorized, 19,000 shares issued
and outstanding	19	19
Additional paid-in-capital	199,980	199,980
Deficit accumulated during development stage	(422,750)	(331,986)
Total shareholders’ deficit	(222,750)	(131,986)

Total liabilities and shareholders’ deficit	$702,537	$1,100

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
				For the	For the
				Period from	Period from
				February 5, 2009	February 5, 2009
	Three Months ended		Nine Months ended	(Date of Inception) through	(Date of Inception) through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
	(as Restated)		(as Restated)		(as Restated)

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	16,055	105,509	90,764	236,079	422,750
Total expenses	16,055	105,509	90,764	236,079	422,750

Net loss	$(16,055)	$(105,509)	$(90,764)	$(236,079)	$(422,750)

Loss per common share - basic and diluted	$(0.85)	$(1,055.09)	$(4.78)	$(2,360.79)	$(36.64)

Weighted average number of shares outstanding – basic and diluted	19,000	100	19,000	100	11,539

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' DEFICIT
(Unaudited)
(as Restated)

					Additional
	Preferred Stock		Common Stock		Paid-In-	Cumulative
	Shares	Amount	Shares	Amount	Capital	Net Loss	Total

Balance, February 5, 2009	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	19,000	19	189,981	-	190,000
Issuance of convertible preferred shares	1,000	1	-	-	9,999	-	10,000
Net loss	-	-	-	-	-	(331,986)	(331,986)
Balance, December 31, 2009	1,000	$1	19,000	$19	$199,980	$(331,986)	$(131,986)

Net loss	-	-	-	-	-	(90,764)	(90,764)
Balance, September 30, 2010	1,000	$1	19,000	$19	$199,980	$(422,750)	$(222,750)

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
		For the Period from	For the Period from
		February 5, 2009	February 5, 2009
	Nine Months Ended	(Date of Inception) through	(Date of Inception) through
	September 30, 2010	September 30, 2009	September 30, 2010
	(as Restated)		(as Restated)
Cash flows from operating activities:
Net loss	$(90,764)	$(236,079)	$(422,750)
Adjustments to reconcile net loss to cash used in operating activities:
Accrued expenses	3,612	-	8,219
Due to an affiliated entity	87,152	236,079	414,531
Net cash used in operating activities	-	-	-

Cash flows from financing activities:
Proceeds from the issuance of common shares	$-	$1,000	$1,000
Proceeds from the issuance of convertible preferred shares	-	100	100
Escrowed investor proceeds liability	757,909		757,909
Refund of escrowed investor proceeds	(56,472)		(56,472)
Escrowed investor proceeds	(701,437)		(701,437)
Net cash provided by financing activities	-	1,100	1,100

Net change in cash	-	1,100	1,100
Cash at the beginning of period	1,100	-	-
Cash at the end of period	$1,100	$1,100	$1,100

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common shares in exchange of advance made by an affiliate	$-	$-	$189,000

Issuance of convertible preferred share in exchange of advances made by an affiliated company	$-	$-	$9,900

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from February 5, 2009 (date of inception) through September 30, 2010, the Company has accumulated losses of $422,750.

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

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares. These costs principally relate to professional and filing fees. As of September 30, 2010, such costs totaled $422,750 which have been expensed as incurred since February 5, 2009, date of inception.

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

As of September 30, 2010 the Company had a balance due to an affiliated entity, the Property Manager of $215,631. The Property Manager has paid various organization and offering expenses on behalf of the Company. The Advisor will reimburse Hartman Income REIT Management, Inc., for expenses paid on behalf of the Company from proceeds of the offering.  Additional compensation will be paid as outlined in the below compensation table below.

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

Note 8 – Restatement of Financial Statements

The Company has reviewed the accounting treatment as it relates to selling commissions which are part of the organization and offering costs for the sale of the Company’s shares of common stock.  As a result of this review, management has determined that the accounting for selling commissions was incorrect.

This change in accounting treatment resulted in a restatement of accrued expenses, due to an affiliated entity and deficit accumulated during development stage on the Company’s balance sheet as of September 30, 2010, and general and administrative expenses on the Company’s statements of operations for the three and nine months ended September 30, 2010 and for the period from February 5, 2009 (date of inception) through September 30, 2010.  The changes to these statements were also reflected in the Statements of Shareholders’ Deficit due to the change in general and administrative expenses and the Statements of Cash Flows due the changes to the Balance Sheet and the Statements of Operations.

A summary of the effects of the restatement as of September 30, 2010, for the three and nine months ended September 30, 2010 and for the period from February 5, 2010 (date of inception) through September 30, 2010 are as follows:

	As Previously Reported	Adjustments/ Corrections	As Restated
Balance Sheet
September 30, 2010
Accrued expenses	$10,486	$(2,267)	$8,219
Due to an affiliated entity	266,991	(51,360)	215,631
Deficit accumulated during development stage	(476,377)	(53,627)	(422,750

Statements of Operation
Three Months ended September 30, 2010
General and administrative expenses	$69,682	$(53,627)	$16,055

Nine Months ended September 30,2010
General and administrative expenses	$144,391	$(53,627)	$90,764

For the Period from February 5, 2009 (Date of Inception) through September 30, 2010
General and administrative expenses	$476,377	$(53,627)	$422,750

Statements of Shareholders’ Deficit
September 30, 2010
Net loss	$(144,391)	$53,627	$(90,764)

Statements of Cash Flows
Nine Months ended September 30, 2010
Net loss	$(144,391)	$53,627	$(90,764)
Accrued expenses	5,879	(2,267)	3,612
Due to an affiliated entity	138,512	(51,360)	87,152

For the Period from February 5, 2009 (Date of Inception) through September 30, 2010
Net loss	$(476,377)	$53,627	$(422,750)
Accrued expenses	10,486	(2,267)	8,219
Due to an affiliated entity	465,891	(51,360)	414,531

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

Development Stage Entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from February 5, 2009 (date of inception) through September 30, 2010, the Company has accumulated losses of $422,750.

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

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares. These costs principally relate to professional and filing fees. As of September 30, 2010, such costs totaled $422,750 which have been expensed as incurred since February 5, 2009, date of inception.

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

Liquidity and Capital Resources

Subscription proceeds are placed in an escrow account until such time as subscriptions to purchase at least $2.0 million of shares of common stock have been received and accepted by the Company. During the nine months ended September 30, 2010, the Company received net subscriptions totaling $701,437 to purchase 70,143.700 shares of common stock.  The Company refunded $56,472 in subscription proceeds to an investor which had subscribed for shares of common stock during the same period.  The subscription proceeds held in escrow as of September 30, 2010, plus interest accrued thereon, have been recorded as a liability in the balance sheets because such proceeds are refunded if the subscription minimum is not met.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman	Date: April 13, 2011
Allen R. Hartman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: April 13, 2011
Louis T. Fox, III, Chief Financial Officer (Principal Financial and Principal Accounting Officer)