Form 10-Q
period 2011-03-31
Hartman Short Term Income Properties XX, Inc.
filed 2011-05-18
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 18, 2011, there were 622,379.4872 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc.

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements

Hartman Short Term Income Properties XX, Inc.
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,441,376	$636,523
Investment in unconsolidated entities, net	1,934,113	1,916,719
Accrued interest receivable	-	22

	$4,375,489	$2,553,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and accounts payable	$116,375	$92,366
Selling commissions payable	-	10,850
Dividends and distributions payable	30,061	1,467
Due to an affiliated entity	340,537	355,739

Total liabilities	486,973	460,422

SHAREHOLDERS’ EQUITY
Preferred shares, $0.001 par value 200,000,000 shares authorized Preferred shares - Series One, convertible, non-voting, 1,000 shares issued and outstanding	1	1
Common shares subscribed	-	100,000
Common shares, $0.001 par value, 750,000,000 authorized, 492,088 shares and 274,966 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	492	275
Additional paid-in-capital	4,599,648	2,573,210
Accumulated distributions and net loss	(711,625)	(580,644)

Total shareholders’ equity	3,888,516	2,092,842

Total liabilities and shareholders’ equity	$4,375,489	$2,553,264

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended
	March 31, 2011	March 31, 2010
Revenues	$-	$-

Expenses
Asset management and acquisition fees	3,591	-
Organization & offering costs	16,869	37,747
General and administrative	58,403	-
Total expenses	78,863	37,747

Loss from operations before equity in earnings of unconsolidated entities, net	(78,863)	(37,747)
Equity in earnings of unconsolidated entities	17,395	-
Net loss	$(61,468)	$(37,747)

Loss per common share - basic and diluted	$(0.14)	$(1.99)

Weighted average number of shares outstanding – basic and diluted	438,998	19,000

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

					Common	Additional	Accumulated
	Preferred Stock		Common Stock		Stock	Paid-In-	Distributions
	Shares	Amount	Shares	Amount	Subscribed	Capital	and Net Loss	Total

Balance, February 5, 2009	-	$-	-	$-	$-	$-	$-	$-
Issuance of common shares	-	-	19,000	19	-	189,981	-	190,000
Issuance of convertible preferred shares	1,000	1	-	-	-	9,999	-	10,000
Net loss	-	-	-	-	-	-	(331,986)	(331,986)
Balance, December 31, 2009	1,000	$1	19,000	$19	$-	$199,980	$(331,986)	$(131,986)
								-
Issuance of common shares	-	-	255,966	256	-	2,472,922	-	2,473,178
Common shares subscribed	-	-	-	-	100,000	-	-	100,000
Selling commissions	-	-	-	-	-	(99,692)	-	(99,692)
Dividends and distributions	-	-	-	-	-	-	(1,467)	(1,467)
Net loss	-	-	-	-	-	-	(247,191)	(247,191)
Balance, December 31, 2010	1,000	$1	274,966	$275	$100,000	$2,573,210	$(580,644)	$2,092,842
								-
Issuance of common shares	-	-	217,122	217	-	2,164,639	-	2,164,856
Common shares subscribed	-	-	-	-	(100,000)	-	-	(100,000)
Selling commissions	-	-	-	-	-	(138,201)		(138,201)
Dividends and distributions	-	-	-	-	-	-	(69,513)	(69,513)
Net loss	-	-	-	-	-	-	(61,468)	(61,468)
Balance, March 31, 2011	1,000	$1	492,088	$492	$-	$4,599,648	$(711,625)	$3,888,516

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(61,468)	$(37,747)
Stock based compensation	11,250
Adjustments to reconcile net loss to cash used in operating activities
Changes in operating assets and liabilities:
Accrued interest receivable	22	-
Accounts payable and accrued expenses	1,909	(2,521)
Due to affiliates	(15,202)	40,268
Equity in earnings of unconsolidated Joint Venture	(17,395)	-
Net cash used in operating activities	(80,884)	-

Cash flows from financing activities:
Dividend distributions	(20,856)	-
Payment of selling commissions	(138,201)	-
Proceeds from the issuance of common shares	2,044,794	-
Net cash provided by financing activities	1,885,737	-

Net change in cash	1,804,853	-
Cash at the beginning of period	636,523	1,100
Cash at the end of period	$2,441,376	$1,100
Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock from dividend reinvestment plan	$20,062

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
Notes to Financial Statements
As of March 31, 2011
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

As of March 31, 2011, the Company had accepted investor’s subscriptions for, and issued, 492,088 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $4,828,034.

The Company will seek to acquire and operate commercial real estate properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of December 28, 2010, the Company entered into the limited liability company operating agreement of Hartman Richardson Heights Properties LLC (the “Joint Venture”).  The Company made an initial capital contribution to the Joint Venture of $1.915 million representing a 10% interest in the Joint Venture.  Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), the other member of the Joint Venture is a REIT that is managed by affiliates of the Company’s manager and real property manager.  Hartman XIX has made capital contributions totaling $17.235 million to the Joint Venture representing a 90% interest therein.  The Company’s board of directors unanimously approved the Company’s entering into the Joint Venture.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements as of March 31, 2011 and for the three month period ended March  31, 2010 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America might have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on March 31, 2011.  The results of the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

The financial statements as of December 31, 2010 have been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Effective January 1, 2011, we have determined that we are no longer a developmental stage company.  In December 2010, we achieved our minimum offering requirement and on December 28, 2010 we made our first investment.

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

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of March 31, 2011 consists of our interest in a joint venture that owns one multi-tenant property (the “Unconsolidated Joint Venture”).  Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810.  Both the Company and the Unconsolidated Joint Venture partner must approve significant decisions about the Unconsolidated Joint Venture’s activities.  As of March 31, 2011, the Unconsolidated Joint Venture held total assets of $29.1 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the Unconsolidated Joint Venture for the three months ended March 31, 2011 or the year ended December 31, 2010.  During the three months ended March 31, 2010, the Company did not have any interests in joint ventures.

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

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares. These costs principally relate to professional and filing fees. As of March 31, 2011, such costs totaled $450,435 which have been expensed as incurred since the date of inception, February 5, 2009.

Organizational and offering costs will be reimbursed by the Advisor as set forth below in the “Costs of Formation and Fees to Related Parties” section, to the extent that organizational and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of March 31, 2011 the excess of offering and organizational expense incurred over the 1.5% of gross offering proceeds is $378,014.  Selling commissions in connection with the offering are recorded and charged to additional paid-in-capital.

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

The Company recorded stock based compensation for non-employee directors of $60,000 for the issuance of 6,000 shares of restricted common stock at the current issue price of $10.00 per share at year end, December 31, 2010.

On April 19, 2011 the directors voted to change their compensation, including the share-based compensation.  Each non-employee director who also serves as a director of more than one affiliated Hartman entity shall have his compensation divided and paid on a pro-rata basis by the total number of affiliated Hartman entity boards which that director serves.  The accrual of share-based compensation, for the three months ended March 31, 2011, was $11,250 with the shares being valued at the current offering price of $10.00 per share

Income Taxes

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

For the three months ended March 31, 2011 and 2010, the Company incurred a net loss of $61,468 and $37,747, respectively.  The Company intends to qualify as a REIT beginning in 2011.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

 Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of March 31, 2011, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the periods ended March 31, 2011 and March 31, 2010 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Recently Issued Accounting Standards

In December 2010, the FASB issued Accounting Standards Update (“ASU”)  No. 2010-13 Compensation (Topic 718): Stock Compensation.  This update will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU was effective beginning December 15, 2010. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s financial position, results of operations or cash flows.

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

On December 28, 2010, the Joint Venture acquired a retail shopping center located in Richardson, Texas for an aggregate purchase price of $19.15 million on an all cash basis from the seller, LNR Partners, LLC.  The property is located at 100 South Central Expressway, Richardson, Texas and commonly known as Richardson Heights Shopping Center.  The property consists of approximately 201,000 square feet and is 56.7% occupied at the acquisition date.  Richardson is a suburb of Dallas, Texas.  The Company’s equity in earnings of unconsolidated entities from its investment in Richardson Heights Shopping Center was $17,395 for the three months ended March 31, 2011.

The following is summarized financial information for Hartman Richardson Heights, LLC at March 31, 2011:

Current assets	$9,963,513
Non-current assets	19,155,555
Current liabilities	116,402
Non-current liabilities	9,661,504
Equity - controlling	1,934,116
Equity - non-controlling	17,407,046
Revenue	537,275
Property operating expenses	73,862
Net operating expenses	144,581
Depreciation and amortization	122,756
Interest income	62,761
Interest expense	84,884
Net income	173,953
Net income attributable to the Company	$17,395

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

As of March 31, 2011, the Company had accepted investor’s subscriptions for, and issued, 492,088 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $4,828,034.  The Company declared a dividend distribution payable as of March 31, 2011 to shareholders of record as of that date for a total distribution value of $26,672.  The total dividend distribution paid to shareholders during the three months ended March 31, 2011 was $40,918 of which $20,856 was paid in cash and $20,062 was paid by issuance of 2,111.7574 shares of common stock under the dividend reinvestment plan.

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

As of March 31, 2011 the Company had a balance due to an affiliated entity, the Property Manager of $340,537. The Property Manager has paid various organization and offering expenses on behalf of the Advisor for the Company. The Advisor will reimburse Hartman Income REIT Management, Inc., for expenses paid on behalf of the Company from proceeds of the offering.  The Company ultimately may not incur or make reimbursement for offering and organization expenses in excess of 1.5% of gross offering proceeds.  Any amount in excess will be reimbursed to the Company by the Advisor.

The Company owes the Advisor $3,591 for asset management fees.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if we do not own all or a majority of an asset.

The Company will pay the Dealer Manager up to 7.0% of the gross proceeds of the primary offering for any selling commissions on sales of shares from participating retail broker-dealers, except those issued under the distribution reinvestment plan.  The Company will also pay the Dealer manager up to 2.5% of its dealer manager fees to participating broker-dealers.  At March 31, 2011, the Company did not owe the Dealer Manager for any selling commissions or dealer management fees.

Distributions - On December 17, 2010, the Company’s Board of Directors also authorized the payment of cash distributions to the Company’s shareholders. Distributions will (i) accrue daily to the Company’s shareholders of record as of the close of business each day commencing one day following the close of the acquisition of the joint venture interest and the property acquisition by the joint venture, (ii) be payable in cumulative amounts on or before the 20th day of each calendar month and (iii) be calculated at a rate of $0.001918 per share of common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

The Company declared a dividend as of March 31, 2011 for a total distribution value of $26,672. The cash distribution will be $11,211 and $15,461 will be issued in common stock (1,627.5079 shares of distribution reinvestment plan shares) payable in April 2011.

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

Note 6 – Incentive Awards Plan

The Company has adopted an incentive plan (the “2009 Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  No awards have been granted as of March 31, 2011.

Note 7 – Subsequent Event

Fair value and Subsequent Purchases of Hartman Richardson Heights Properties LLC

At the meeting of the Board of Directors held on April 19, 2011, the Board resolved, that the executive officers of the Company are duly authorized and directed to consider a series of related acquisition transactions to acquire up to 100% of the Joint Venture interest owned by Hartman XIX in the Richardson Heights Shopping Center with such frequency as they shall determine to be reasonable and in such increments as they shall determine to be appropriate based upon the Company’s fund raising and liquidity at such time.  Also, pursuant to this resolution each and any acquisition of the Joint Venture interest by the Company shall constitute the exercise of an offer to purchase and not an obligation to purchase.

At the same meeting the Board further resolved, for the reasons stated here: (1) that the Joint Venture was purchased less than four months before the meeting and (2) upon refinancing on or about February 1, 2011, the Joint Venture was the subject of a third party appraisal, engaged by the lending bank, Texas Capital Bank, who concluded a fair value of the Richardson Heights Shopping Center to be nominally in excess of the December 2010 purchase price; unanimously that the acquisition price remains equal to the current fair market value of the Richardson Heights Shopping Center.

On April 29, 2011 we acquired an additional 15% interest in the Joint Venture from Hartman XIX for $2,872,500 cash, bringing our total cash investment in the Joint Venture to $4,787,500 and representing a 25% interest therein.

Additional Investments

From April 1, 2011 to May 18, 2011 the Company issued an additional 130,291 common shares (including shares issued for dividend reinvestment plan) for gross proceeds of $1,092,091.

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

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of the December 31, 2010 Form 10-K filed with the SEC on March 31, 2011.

Overview

We were formed as a Maryland corporation on February 5, 2009 to invest in and operate real estate and real estate-related assets on an opportunistic basis. We may acquire a wide variety of commercial properties, including office, industrial, retail, and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In particular, we will focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential. We also may invest in real estate-related securities and, to the extent that our advisor determines that it is advantageous, we may invest in mortgage loans. We expect to make our investments in or in respect of real estate assets located in the United States and other countries. The net proceeds of this offering will provide funds to enable us to purchase properties and other real estate-related investments. As of the date of this Form 10-Q, we have entered into the operating agreement of Hartman Richardson Heights Properties LLC. The number of assets we acquire will depend upon the number of shares sold in the current offering and the resulting amount of the net proceeds available for investment in properties.

We expect to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2011. Once we qualified as a REIT for federal income tax purposes, we will not generally be subject to federal income tax. Once we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain, thereafter qualified as a REIT for federal income tax purposes.

For the three months ended March 31, 2011 and 2010, the Company incurred a net loss of $61,468 and $37,747, respectively.  The Company intends to qualify as a REIT beginning in 2011.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

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

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of March 31, 2011 consists of our interest in a joint venture that owns one multi-tenant property (the “Unconsolidated Joint Venture”).  Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810.  Both the Company and the Unconsolidated Joint Venture partner must approve significant decisions about the Unconsolidated Joint Venture’s activities.  As of March 31, 2011, the Unconsolidated Joint Venture held total assets of $29.1 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the Unconsolidated Joint Venture for the three months ended March 31, 2011 or the year ended December 31, 2010.  During the three months ended March 31, 2010, the Company did not have any interests in joint ventures.

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

The fair value of the tangible assets to be acquired, consisting of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to the tangible assets. Land values will be derived from appraisals, and building and land improvement values will be calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. Furniture, fixtures and equipment values will be determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional or economic factors. The values of the buildings will be depreciated over the estimated useful life of 15 years, and furniture, fixtures and equipment will be depreciated over estimated useful lives ranging from five to seven years using the straight-line method.

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

Results of Operations

On December 28, 2010, we entered into the operating agreement of Hartman Richardson Heights Properties LLC (the “Joint Venture”). The Company made an initial capital contribution to the Joint Venture of $1.915 million representing a 10% interest in the Joint Venture. Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), the other member of the Joint Venture is a REIT that is managed by affiliates of the Company’s manager and real property manager. Hartman XIX has made capital contributions totaling $17.235 million to the Joint Venture representing a 90% interest therein. Our equity in earnings of the Joint Venture was $17,395 for the three months ended March 31, 2011.

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares. These costs principally relate to professional and filing fees. As of March 31, 2011, such costs totaled $450,435 which have been expensed as incurred since February 5, 2009, date of inception, $16,869 and $37,747 for the three months ended March 31, 2011 and 2010, respectively.

Effective January 1, 2011, we have determined that we are no longer a developmental stage company.  In December 2010, we achieved our minimum offering requirement and on December 28, 2010 we made our first investment.

Funds From Operations

Funds From Operations (“FFO”) is a non-GAAP financial performance measure which is widely recognized by analysts and investors as one measure of operating performance of a real estate company.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) as net income (loss) available to common shareholders computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization, including our share of unconsolidated real estate joint ventures and partnerships.  We believe that we calculate FFO in a manner consistent with the NAREIT definition.

Management uses FFO as a primary measure to evaluate our operating performance.  Accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Because real estate values have instead historically increased or decreased with market conditions.  Management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.  Securities analysts, investors, and other interested parties use FFO as the primary metric for comparing the relative performance of equity REITs.  All REITs may not calculate FFO the same way, therefore comparisons with other REITs may not be meaningful.

FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.  FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Below is the calculation of FFO and the reconciliation to net income which is the most comparable GAAP financial measure.  The Company was in the development stage from February 5, 2009 (the date of our inception) through December 31, 2010.  The Company did not have operating activities for the quarter ended March 31, 2010 which results in no comparable FFO for that interim period.

	Three Months Ended March 31,
	2011	2010
Net loss	$(61,468)	$(37,747)
Organizational and offering expenses	16,869	37,747
Audit and directors fees not attributable to operations	50,050	-
Depreciation and amortization attributable to earnings of unconsolidated entities	12,276	-
FFO	$17,727	$-

Liquidity and Capital Resources

Subscription proceeds were held in an escrow account until we had received and accepted subscriptions to purchase at least $2.0 million of shares of common stock, which the Company reached in December 2010. As of March 31, 2011, the Company had issued 492,088 shares of common stock in its public offering, resulting in gross proceeds to the Company of $4,828,034. The Company declared a dividend distribution payable as of March 31, 2011 to be paid in April 2011. The total dividend accrued was $26,672 of which $11,211 was payable in cash and $15,461 was payable by issuance of 1,627.5079 shares of common stock under the dividend reinvestment plan in April 2011.

The Company issued an additional 130,291 common shares (including shares issued for dividend reinvestment plan) for gross proceed of $1,092,091 subsequent to March 31, 2011 through the filing date of this report.

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

Off-Balance Sheet Arrangements

     As of March 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the accompanied financial statements.  (See note to financial statements disclosed in Item 1 to this quarterly report.)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO and CFO concluded that as of March 31, 2011, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

    There have been no changes during the Company’s quarter ended March 31, 2011, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 1A. Risk Factors

 None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       As of March 31, 2011, we had issued 492,088 shares in the Offering for gross proceeds of $4,828,034, out of which we paid $237,893 in selling commissions and $450,434 in organization and offering costs.  With the net offering proceeds, we have invested $1,915,000 in the unconsolidated Joint Venture representing a 10% interest in the Joint Venture.  As of May 16, 2011 we have invested an additional $2,872,500 in the Joint Venture for an additional 15% interest in the Joint Venture.

Our board of directors has approved our further acquisition interest in the Joint Venture of up to 100% of the total equity of the Joint Venture.  As of May 16, 2011, we owned a 25% interest in the Joint Venture.

Item 3 Defaults Upon Senior Securities

     None.

Item 4.  Reserved

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

Date: May 18, 2011	By:	/s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2011	By:	/s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)