Form 10-Q
period 2011-08-17
Hartman Short Term Income Properties XX, Inc.
filed 2011-08-17
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

☒Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 2011

 ☐Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-53912

__________

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
(Exact name of registrant as specified in its charter)

_______________

Maryland	26-3455189
(State of Organization)	(I.R.S. Employer Identification Number)

2909 Hillcroft, Suite 420 Houston, Texas
77057
(Address of principal executive offices)	(Zip Code)

(713) 467-2222
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐⁫

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐     Accelerated filer☐         Non-accelerated filer (Do not check if a smaller reporting company)☐                         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

As of August 15, 2011, there were 934,829 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Hartman Short Term Income Properties XX, Inc.
BALANCE SHEETS
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$ 130,501	$ 636,523
Investment in unconsolidated entities, net	6,017,186	1,916,719
Prepaid Insurance	28,679	-
Accrued interest receivable	-	22

Total Assets:	$ 6,176,366	$ 2,553,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and accounts payable	$ 119,971	$ 92,366
Selling commissions payable	-	10,850
Dividends and distributions payable	42,432	1,467
Due to an affiliated entity	464,784	355,739

Total liabilities	627,187	460,422

SHAREHOLDERS’ EQUITY
Preferred shares, $0.001 par value 200,000,000 shares authorized Preferred shares - Series One, convertible, non-voting, 1,000 shares issued and outstanding	1	1
Common shares subscribed	-	100,000
Common shares, $0.001 par value, 750,000,000 authorized, 694,588 shares and 274,966 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	695	275
Additional paid-in-capital	6,480,241	2,573,210
Accumulated distributions and net loss	(931,758)	(580,644)

Total shareholders’ equity	5,549,179	2,092,842

Total liabilities and shareholders’ equity	$ 6,176,366	$ 2,553,264

The accompanying notes are an integral part of these financial statements.

Hartman Short Term Income Properties XX, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenues	$ -	$ -	$ -	$ -

Expenses
Asset management and acquisition fees	108,950	-	112,540	-
Organization & offering costs	19,038	10,775	35,907	37,438
General and administrative	46,130	26,187	104,533	37,271
Total expenses	174,118	36,962	252,980	74,709

Loss from operations before equity in earnings of unconsolidated entities, net	(174,118)	(36,962)	(252,980)	(74,709)
Equity in earnings of unconsolidated entities	61,573	-	78,968	-
Net Loss	$ (112,545)	$ (36,962)	$ (174,012)	$ (74,709)

Loss per common share - basic and diluted	$ (0.20)	$ (1.95)	$ (0.37)	$ (3.93)

Weighted average number of shares outstanding – basic and diluted	572,106	19,000	469,365	19,000

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
	Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated Distributions
	Shares	Amount	Shares	Amount	Subscribed	Capital	and Net Loss	Total

Balance, February 5, 2009	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Issuance of common shares	-	-	19,000	19	-	189,981	-	190,000
Issuance of convertible preferred shares	1,000	1	-	-	-	9,999	-	10,000
Net loss	-	-	-	-	-	-	(331,986)	(331,986)
Balance, December 31, 2009	1,000	$ 1	19,000	$ 19	$ -	$ 199,980	$ (331,986)	$ (131,986)
								-
Issuance of common shares	-	-	255,966	256	-	2,472,922	-	2,473,178
Common shares subscribed	-	-	-	-	100,000	-	-	100,000
Selling commissions	-	-	-	-	-	(99,692)	-	(99,692)
Dividends and distributions	-	-	-	-	-	-	(1,467)	(1,467)
Net loss	-	-	-	-	-	-	(247,191)	(247,191)
Balance, December 31, 2010	1,000	$ 1	274,966	$ 275	$ 100,000	$ 2,573,210	$ (580,644)	$ 2,092,842
								-
Issuance of common shares	-	-	419,622	420	-	4,175,462	-	4,175,882
Common shares subscribed	-	-	-	-	(100,000)	-	-	(100,000)
Selling commissions	-	-	-	-	-	(268,431)	-	(268,431)
Dividends and distributions	-	-	-	-	-	-	(177,102)	(177,102)
Net Income (loss)	-	-	-	-	-	-	(174,012)	(174,012)
Balance, June 30, 2011	1,000	$ 1	694,588	$ 695	$ -	$ 6,480,241	$ (931,758)	$ 5,549,179

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net loss	$ (174,012)	$ (74,709)
Adjustments to reconcile net loss to cash used by operation activities
Stock based compensation	26,250	-
Changes in operating assets and liabilities:
Accrued interest receivable	22	-
Prepaid Insurance	(28,679)	-
Accounts payable and accrued expenses	1,356	(1,419)
Due to affiliates	109,045	76,128
Equity in earnings of unconsolidated Joint Venture	(78,968)	-
Net cash used in operating activities	(144,986)	-

Cash flows from investing activities:
Investment in unconsolidated Joint Venture	(4,021,500)	-
Net cash used in investing activities	(4,021,500)	-

Cash flows from financing activities:
Dividend distributions	(65,101)	-
Escrowed investor proceeds liability	-	152,576
Refund of escrowed investor proceeds	-	(56,472)
Escrowed investor proceeds	-	(96,104)
Payment of selling commissions	(279,281)	-
Proceeds from the issuance of common shares	4,004,846	-
Net cash provided by financing activities	3,660,464	-

Net change in cash	(506,022)	-
Cash at the beginning of period	636,523	1,100
Cash at the end of period	$ 130,501	$ 1,100

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock from dividend reinvestment plan	$ 71,036	$ -
Declared dividends in common stock to be issued	$ 19,470	$ -
The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.

Notes to Financial Statements

As of June 30, 2011

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

As of June 30, 2011, the Company had accepted investor’s subscriptions for, and issued, 694,588 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $6,768,024.

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

On April 19, 2011 the Board of Directors of the Company authorized the Company’s officers to consider a series of related transactions to acquire up to all of the limited liability company interest of Hartman XIX in the Joint Venture.  The Company is not obligated to acquire any specific portion of the Hartman XIX joint venture interest.  Each prospective acquisition is subject to management’s discretion and the Company’s financial position and liquidity.

      On April 20, 2011 the Company acquired an additional 15% limited liability company interest in the Joint Venture from Hartman XIX for $2,872,500 cash.  On May 27, 2011 the Company acquired an additional 4% limited liability company interest in the Joint Venture from Hartman XIX for $766,000 cash.  On June 30, 2011 the Company acquired an additional 2% limited liability company interest in the Joint Venture from Hartman XIX for $383,000 cash. The source of the cash used to acquire the additional interest in the Joint Venture was proceeds from the current public offering of the Company’s common shares.  Following the transaction the Company owns 31% and Hartman XIX owns 69% of the Joint Venture as of June 30, 2011.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements as of June 30, 2011 and for the three-month and six-month period ended June 30, 2011 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America might have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on March 31, 2011.  The results of the three-month period and six-month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Reclassifications

We have reclassified certain prior fiscal year amounts in the accompanying financial statements in order to be consistent with the current fiscal year presentation, including changes resulting from the reclassification of organization and offering costs separate from general and administrative expenses. These reclassifications had no effect on previously reported results of operations.

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

Investment in Real Estate Assets

The Company makes subjective assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments, which are based on estimates, have a direct impact on net income. The estimated useful lives of assets by class are generally as follows:

Building	39 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

Investment in Unconsolidated Joint Venture

As discussed in Note 1, investment in unconsolidated joint venture as of June 30, 2011 consists of our interest in a joint venture that owns one multi-tenant property (the “Unconsolidated Joint Venture”).  Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810.  Both the Company and the Unconsolidated Joint Venture partner must approve significant decisions about the Unconsolidated Joint Venture’s activities.  As of June 30, 2011, the Unconsolidated Joint Venture held total assets of $29.5 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the Unconsolidated Joint Venture for the three and six months ended June 30, 2011 or the year ended December 31, 2010.  During the three and six months ended June 30, 2010, the Company did not have any interests in joint ventures.

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

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the Company. These costs principally relate to professional and filing fees. As of June 30, 2011, such costs totaled $469,473 which have been expensed as incurred since the date of inception, February 5, 2009.

Organizational and offering costs will be reimbursed by the Advisor as set forth below in the “Costs of Formation and Fees to Related Parties” section, to the extent that organizational and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of June 30, 2011 the excess of offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $367,593.  No demand has been made of the Advisor for reimbursement as of June 30, 2011 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in-capital.

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

Share-Based Compensation

The Company will follow ASC 718- Compensation- Stock Compensation with regard to issuance of stock in payment of services. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. The Company plans to pay a portion of directors’ compensation with restricted common stock.

The Company recorded stock based compensation for non-employee directors of $60,000 for the issuance of 6,000 shares of restricted common stock at the current issue price of $10.00 per share at year end, December 31, 2010.

On April 19, 2011 the directors voted to change their compensation, including the share-based compensation.  Each non-employee director who also serves as a director of more than one affiliated Hartman entity shall have his compensation divided and paid on a pro-rata basis by the total number of affiliated Hartman entity boards which that director serves.  The accrual of share-based compensation, for the three months ended June 30, 2011, was $11,250; for the six months ended June 30, 2011, was $26,250 with the shares being valued at the current offering price of $10.00 per share.

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

For the three months ended June 30, 2011 and 2010, the Company incurred a net loss of $112,545 and $36,962 respectively.  For the six months ended June 30, 2011 and 2010, the Company incurred a net loss of $174,012 and $74,709 respectively.  The Company intends to qualify as a REIT beginning in 2011.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

 Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of June 30, 2011, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were disregarded in the computations of diluted net loss per share for the periods ended June 30, 2011 and June 30, 2010 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

Note 3 — Investments

As discussed in Note 1, on December 28, 2010, the Company entered into an operating agreement of Hartman Richardson Heights Properties LLC (the “Joint Venture”).  The Company made an initial capital contribution to the Joint Venture of $1.915 million representing a 10% interest in the Joint Venture.  Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), the other member of the Joint Venture is a REIT that is managed by affiliates of the Company’s manager and real property manager.  Hartman XIX has made capital contributions totaling $17.235 million to the Joint Venture representing a 90% interest therein.  The Company’s board of directors unanimously approved the Company’s entering into the Joint Venture.

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

      On April 20, 2011 the Company acquired an additional 15% limited liability company interest in the Joint Venture from Hartman XIX for $2,872,500 cash.  On May 27, 2011 the Company acquired an additional 4% limited liability company interest in the Joint Venture from Hartman XIX for $766,000 cash.  On June 30, 2011 the Company acquired an additional 2% limited liability company interest in the Joint Venture from Hartman XIX for $383,000 cash. The source of the cash used to acquire the additional interest in the Joint Venture was proceeds from the current public offering of the Company’s common shares.  Following the transaction the Company owns 31% and Hartman XIX owns 69% of the Joint Venture as of June 30, 2011.

       The Company’s equity in earnings of unconsolidated entities from its investment in Richardson Heights Shopping Center was $61,573 for the three months ended June 30, 2011, and $78,968 for the six months ended June 30, 2011.

       The following is summarized financial information for Hartman Richardson Heights Properties, LLC at June 30, 2011:

Current assets	$ 10,464,000
Non-current assets	19,051,755
Current liabilities	206,761
Non-current liabilities	9,705,021
Equity - controlling	6,077,232
Equity - non-controlling	13,526,741
Revenue	1,064,022
Property operating expenses	139,850
Net operating expenses	271,204
Depreciation and amortization	221,007
Interest income	189,948
Interest expense	185,146
Net income	436,763
Net income attributable to the Company	$ 78,968

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

As of June 30, 2011, the Company had accepted investor’s subscriptions for, and issued, 694,588 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $6,768,024.  The Company declared a dividend distribution payable as of June 30, 2011 to shareholders of record as of that date for a total distribution value of $42,432.  The total dividend distribution paid to shareholders during the six months ended June 30, 2011 was $136,137 of which $65,101 was paid in cash and $71,036 was paid by issuance of 7,477.43 shares of common stock under the dividend reinvestment plan.

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

Fees to Related Parties - As of June 30, 2011 the Company had a balance due to an affiliated entity, the Property Manager of $464,784. The Property Manager has paid various organization and offering expenses on behalf of the Advisor for the Company. The Advisor will reimburse Hartman Income REIT Management, Inc., for expenses paid on behalf of the Company from proceeds of the offering.  The Company ultimately may not incur or make reimbursement for offering and organization expenses in excess of 1.5% of gross offering proceeds.  Any amount in excess will be reimbursed to the Company by the Advisor.

The Company owes the Advisor $12,003 for asset management fees.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if we do not own all or a majority of an asset.

The Company will pay the Dealer Manager up to 7.0% of the gross proceeds of the primary offering for any selling commissions on sales of shares from participating retail broker-dealers, except those issued under the distribution reinvestment plan.  The Company will also pay the Dealer manager up to 2.5% of its dealer manager fees to participating broker-dealers.  At June 30, 2011, the Company did not owe the Dealer Manager for any selling commissions or dealer management fees.

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

Note 6 – Incentive Awards Plan

        The Company has adopted an incentive plan (the “2009 Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  No awards have been granted as of June 30, 2011. On July 28, 2011, the Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock to each of two executives of Hartman Income REIT Management, the property manager for the Company.

Note 7 – Subsequent Event

Additional Investments

         On July 20, 2011 the Company acquired an additional 4% limited liability company interest in Hartman Richardson Heights LLC (the “Joint Venture”) from Hartman XIX for $766,000 cash.   On August 12, 2011 the Company acquired an additional 7% interest in the Joint Venture for $1,340,500 cash.  The source of the cash used to acquire the additional interests in the Joint Venture was proceeds from the current public offering of the Company’s common shares.  Following these transactions the Company owns 42% and Hartman XIX owns 58% of the Joint Venture.

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

For the three months ended June 30, 2011 and 2010, the Company incurred a net loss of $112,545 and $36,962, respectively.  For the six months ended June 30, 2011 and 2010, the Company incurred a net loss of $174,012 and $74,709, respectively.  The Company intends to qualify as a REIT beginning in 2011.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

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

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of June 30, 2011 consists of our interest in a joint venture that owns one multi-tenant property (the “Unconsolidated Joint Venture”).  Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810.  Both the Company and the Unconsolidated Joint Venture partner must approve significant decisions about the Unconsolidated Joint Venture’s activities.  As of June 30, 2011, the Unconsolidated Joint Venture held total assets of $29.5 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the Unconsolidated Joint Venture for the three and six months ended June 30, 2011 or the year ended December 31, 2010.  During the six months ended June 30, 2010, the Company did not have any interests in joint ventures.

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

On April 19, 2011 the Board of Directors of the Company authorized the Company’s officers to consider a series of related transactions to acquire up to all of the limited liability company interest of Hartman XIX in the Joint Venture.  The Company is not obligated to acquire any specific portion of the Hartman XIX joint venture interest.  Each prospective acquisition is subject to management’s discretion and the Company’s financial position and liquidity.

      On April 20, 2011 the Company acquired an additional 15% limited liability company interest in the Joint Venture from Hartman XIX for $2,872,500 cash.  On May 27, 2011 the Company acquired an additional 4% limited liability company interest in the Joint Venture from Hartman XIX for $766,000 cash.  On June 30, 2011 the Company acquired an additional 2% limited liability company interest in the Joint Venture from Hartman XIX for $383,000 cash. The source of the cash used to acquire the additional interest in the Joint Venture was proceeds from the current public offering of the Company’s common shares.  Following the transaction the Company owns 31% and Hartman XIX owns 69% of the Joint Venture as of June 30, 2011.

       For the three and six months ending June 30, 2011, the Richardson Heights property had gross income from rents and tenant reimbursements of $526,748 and $1,064,022; net operating income of $334,136 and $652,968; and net income of $167,103 and $246,599, respectively.  The Company’s share of net income was $61,573 and $78,968 for the three and six months ended June 30, 2011, respectively.  As of June 30, 2011, the Richardson Heights property was 56.7% occupied versus 57.5% occupied at December 31, 2010.

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares. These costs principally relate to professional and filing fees. Such costs totaled $19,038 and $10,775 for the three months ended June 30, 2011 and 2010, respectively; $35,907 and $37,438 for the six months ended June 30, 2011 and 2010, respectively.

Funds From Operations and Modified Funds From Operations

       Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company.  The FFO calculation excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets.  Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the GAAP basis alone is insufficient.  In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs.

       In addition to FFO, we use Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio.  MFFO, as defined by our company, excludes from FFO acquisition related costs and real estate impairment charges, which are required to be expensed in accordance with GAAP.  In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses.  Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after the company ceases to acquire properties on a frequent and regular basis.  MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.

       Additionally, impairment charges are items that management does not include in its evaluation of the operating performance of its real estate investments, as management believes that the impact of these items will be reflected over time through changes in rental income or other related costs.  As many other non-traded REITs exclude impairments in reporting their MFFO, we believe that our calculation and reporting of MFFO will assist investors and analysts in comparing our performance versus other non-traded REITs.

        For all of these reasons, we believe FFO and MFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our real estate portfolio over time. However, not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. FFO and MFFO should not be considered as alternatives to net income or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.

       MFFO may provide investors with a useful indication of our future performance, particularly after our acquisition stage, and of the sustainability of our current distribution policy.  However, because MFFO excludes acquisition expenses, which are an important component in an analysis of the historical performance of a property, MFFO should not be construed as a historic performance measure.  Neither the SEC, NAREIT, nor any other regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP financial performance measure.

       Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the table below for the three and six months ended June 30, 2011 and 2010.  FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Net loss	$ (112,545)	$ (36,962)	$ (174,012)	$ (74,709)
Depreciation and amortization of real estate assets in unconsolidated joint venture	23,060	-	35,336	-
Funds from operations (FFO)	(89,485)	(36,962)	(138,676)	(74,709)
Acquisition related expenses	100,538	-	100,538	-
Modified funds from operations (MFFO)	$ 11,053	$ (36,962)	$ (38,138)	$ (74,709)

Liquidity and Capital Resources

Subscription proceeds were held in an escrow account until we had received and accepted subscriptions to purchase at least $2.0 million of shares of common stock, which the Company reached in December 2010. As of June 30, 2011, the Company had issued 694,588 shares of common stock in its public offering, resulting in gross proceeds to the Company of $6,768,024. The Company declared a dividend distribution payable as of June 30, 2011 which was paid in July 2011. The total dividend accrued was $42,432 of which $22,962 was payable in cash and $19,470 was payable by issuance of 2,049.52 shares of common stock under the dividend reinvestment plan in July 2011.

The Company issued an additional 240,241 common shares (including shares issued for dividend reinvestment plan) for gross proceed of $1,517,687 subsequent to June 30, 2011 through the filing date of this report.

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

There may be a delay between the sale of our shares and the purchase of properties or other investments, which could result in a delay in our ability to make distributions to our stockholders. Some or all of our distributions will be paid from other sources, such as from the proceeds of this offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees and borrowings secured by our assets in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fund fully the payment of distributions. We expect to have limited cash flow from operations available for distribution until we make substantial investments. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We intend to borrow money to acquire properties and make other investments. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. We do not expect that the maximum amount of our indebtedness will exceed 300% of our “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under this or any subsequent offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.  Our policy of limiting the aggregate debt to equity ratio to 50% relates primarily to mortgage loans and other debt that will be secured by our properties.  The NASAA guideline limitation of 300% of our net assets includes secured and unsecured indebtedness that we may issue.  We do not anticipate issuing significant amounts of unsecured indebtedness and therefore we intend to limit the balance of our borrowings to 50% of the purchase prices, in the aggregate, of our property portfolio.

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

Off-Balance Sheet Arrangements

       As of June 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

         There have been no changes during the Company’s quarter ended June 30, 2011, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 1A. Risk Factors

 None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       As of June 30, 2011, we had issued 694,588 shares in the Offering for gross proceeds of $6,768,024, out of which $368,123 is in selling commissions and $469,473 in organization and offering costs.  With the net offering proceeds, we have invested $5,936,500 in the unconsolidated Joint Venture representing a 31% interest in the Joint Venture.  As of July 20, 2011 we have invested an additional $766,000 in the Joint Venture for an additional 4% interest in the Joint Venture. On August 12, 2011 the Company acquired an additional 7% interest in the Joint Venture for $1,340,500 cash.  The source of the cash used to acquire the additional interests in the Joint Venture was proceeds from the current public offering of the Company’s common shares.

      Our board of directors has approved our further acquisition interest in the Joint Venture of up to 100% of the total equity of the Joint Venture.  As of August 12, 2011, we owned a 42% interest in the Joint Venture.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

Date: August 17, 2011                                                                                By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: August 17, 2011

       By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)