Form 10-Q/A
period 2011-08-18
Hartman Short Term Income Properties XX, Inc.
filed 2011-08-18
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q/A

(Amendment No.1)

______________

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

Large accelerated filer  ☐     Accelerated filer ☐         Non-accelerated filer (Do not check if a smaller reporting company) ☐                         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

As of August 15, 2011, there were 934,829 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

EXPLANATORY NOTE

      In this Amendment No. 1 to Current Report on Form 10-Q (this “Form 10Q/A”), we refer to Hartman Short Term Income Properties XX, Inc., a Maryland corporation, as “we,” “us,” “our”, “the Company” or “our Company.”

     We are filing this Amendment No. 1 to amend our Form 10-Q for the quarter ended June 30, 2011, to include the mandatory XBRL exhibit of our financial statements.  The original filing with the Securities and Exchange Commission on August 17, 2011, is correct other than this exhibit was filed but left out.  This error may have occurred during file uploading and data processing.

     Other than the inclusion of XBRL exhibit discussed above, our original Form 10-Q remains unchanged.  For the convenience of the reader, this amendment includes those items in our original filing.  This Form 10-Q/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date.

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