Form 10-Q
period 2011-11-14
Hartman Short Term Income Properties XX, Inc.
filed 2011-11-14
CIK 1446687

UNITED STATESSECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

__________

FORM 10-Q

____________

☒Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 30, 2011

 ☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-53912

__________

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.(Exact name of registrant as specified in its charter)

_______________

Maryland	26-3455189
(State of Organization)	(I.R.S. Employer Identification Number)

2909 Hillcroft, Suite 420 Houston, Texas
77057
(Address of principal executive offices)	(Zip Code)

(713) 467-2222(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐     Accelerated filer ☐          Non-accelerated filer (Do not check if a smaller reporting company) ☐                         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 9, 2011, there were 1,368,945 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Hartman Short Term Income Properties XX, Inc.
BALANCE SHEETS

	September 30,2011	December 31,2010
	(Unaudited)

ASSETS
Cash and cash equivalents	$1,036,633	$636,523
Investment in unconsolidated Joint Venture	9,534,692	1,916,719
Prepaid Insurance	20,075	-
Accrued interest receivable	-	22

Total assets:	$10,591,400	$2,553,264

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and accounts payable	$83,569	$92,366
Selling commissions payable	16,510	10,850
Dividends and distributions payable	67,757	1,467
Due to an affiliated entity	538,620	355,739

Total liabilities:	706,456	460,422

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value 200,000,000 shares authorized Preferred shares - Series One, convertible, non-voting, 1,000 shares issued and outstanding	1	1
Common shares subscribed	-	100,000
Common shares, $0.001 par value, 750,000,000 authorized, 1,187,377 shares and 274,966 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,187	275
Additional paid-in-capital	11,072,025	2,573,210
Accumulated distributions and net loss	(1,188,269)	(580,644)

Total shareholders’ equity:	9,884,944	2,092,842

Total liabilities and shareholders' equity:	$10,591,400	$2,553,264

The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues	$-	$-	$-	$-

Expenses
Asset management and acquisition fees	100,336	-	212,877	-
Organization and offering costs	6,785	9,956	42,692	47,394
General and administrative	55,176	6,099	159,709	43,370
Total expenses	162,297	16,055	415,278	90,764

Loss from operations before equity in earnings of unconsolidated Joint Venture	(162,297)	(16,055)	(415,278)	(90,764)
Equity in earnings of unconsolidated Joint Venture	70,505	-	149,473	-
Net Loss	(91,792)	(16,055)	(265,805)	(90,764)

Loss per common share - basic and diluted	$(0.11)	$(0.85)	$(0.44)	$(4.78)

Weighted average number of shares outstanding – basic and diluted	855,837	19,000	598,189	19,000

The accompanying notes are an integral part of these unaudited financial statements.

4 Hartman Short Term Income Properties XX, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Accumulated
					Common Stock	Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Subscribed	Capital	and Net Loss	Total

Balance, February 5, 2009	-	$-	-	$-	$-	$-	$-	$-
Issuance of common shares	-	-	19,000	19	-	189,981	-	190,000
Issuance of convertible preferred shares	1,000	1	-	-	-	9,999	-	10,000
Net loss	-	-	-	-	-	-	(331,986)	(331,986)
Balance, December 31, 2009	1,000	$1	19,000	$19	$-	$199,980	$(331,986)	$(131,986)

Issuance of common shares	-	-	255,966	256	-	2,472,922	-	2,473,178
Common shares subscribed	-	-	-	-	100,000	-	-	100,000
Selling commissions	-	-	-	-	-	(99,692)	-	(99,692)
Dividends and distributions	-	-	-	-	-	-	(1,467)	(1,467)
Net loss	-	-	-	-	-	-	(247,191)	(247,191)
Balance, December 31, 2010	1,000	$1	274,966	$275	$100,000	$2,573,210	$(580,644)	$2,092,842

Issuance of common shares (cash investment)	-	-	891,084	891	-	8,878,697	-	8,879,588
Issuance of common shares (non-cash)	-	-	21,327	21	-	205,832	-	205,853
Common shares subscribed	-	-	-	-	(100,000)	-	-	(100,000)
Selling commissions	-	-	-	-	-	(585,714)	-	(585,714)
Dividends and distributions (stock)	-	-	-	-	-	-	(170,826)	(170,826)
Dividends and distributions (cash)	-	-	-	-	-	-	(170,994)	(170,994)
Net loss	-	-	-	-	-	-	(265,805)	(265,805)
Balance, September 30, 2011	1,000	$1	1,187,377	$1,187	$-	$11,072,025	$(1,188,269)	$9,884,944

The accompanying notes are an integral part of these unaudited financial statements.

5 Hartman Short Term Income Properties XX, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2011	2010
Cash flows from operating activities:
Net loss	$(265,805)	$(90,764)
Adjustments to reconcile net loss to cash used by operating activities
Stock based compensation	61,250	-
Equity in earnings of unconsolidated Joint Venture	(149,473)	-
Changes in operating assets and liabilities:
Accrued interest receivable	22	-
Prepaid Insurance	(20,075)	-
Accounts payable and accrued expenses	(5,048)	3,612
Due to affiliates	182,881	87,152
Net cash used in operating activities	(196,248)	-

Cash flows from investing activities:
Investment in unconsolidated Joint Venture	(7,468,500)	-
Net cash used in investing activities	(7,468,500)	-

Cash flows from financing activities:
Dividend distributions	(134,676)	-
Escrowed investor proceeds liability	-	757,909
Refund of escrowed investor proceeds	-	(56,472)
Escrowed investor proceeds	-	(701,437)
Payment of selling commissions	(580,054)	-
Proceeds from the issuance of common shares	8,779,588	-
Net cash provided by financing activities	8,064,858	-

Net change in cash	400,110	-
Cash at the beginning of period	636,523	1,100
Cash at the end of period	$1,036,633	$1,100

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock from dividend reinvestment plan	$140,853	$-
The accompanying notes are an integral part of these unaudited financial statements.

Hartman Short Term Income Properties XX, Inc.

Notes to Financial Statements

As of September 30, 2011

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

As of September 30, 2011, the Company had accepted investor’s subscriptions for, and issued, 1,166,050 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $11,542,766.

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

      On April 20, 2011 the Company acquired an additional 15% limited liability company interest in the Joint Venture from Hartman XIX for $2,872,500 cash.  On May 27, 2011 the Company acquired an additional 4% limited liability company interest in the Joint Venture from Hartman XIX for $766,000 cash.  On June 30, 2011 the Company acquired an additional 2% limited liability company interest in the Joint Venture from Hartman XIX for $383,000 cash.  On July 20, 2011 the Company acquired an additional 4% limited liability company interest in the Joint Venture from Hartman XIX for $766,000 cash.  On August 12, 2011 the Company acquired an additional 7% limited liability company interest in the Joint Venture from Hartman XIX for $1,340,500 cash. On September 13, 2011 the Company acquired an additional 7% limited liability company interest in the Joint Venture from Hartman XIX for $1,340,500 cash.  The source of the cash used to acquire the additional interest in the Joint Venture was proceeds from the current public offering of the Company’s common shares.  Following the transactions the Company owns 49% and Hartman XIX owns 51% of the Joint Venture as of September 30, 2011.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements as of September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America might have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on March 31, 2011.  The results of the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

 Effective January 1, 2011, we have determined that we are no longer a development stage company.  In December 2010, we achieved our minimum offering requirement and on December 28, 2010 we made our first investment.

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

Reclassifications

We have reclassified certain prior fiscal year amounts in the accompanying financial statements in order to be consistent with the current fiscal year presentation, including changes resulting from the reclassification of organization and offering costs separate from general and administrative expenses. These reclassifications had no effect on the previously reported results of operations.

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

Investment in Unconsolidated Joint Venture

As discussed in Note 1, investment in unconsolidated joint venture as of September 30, 2011 consists of our interest in a joint venture that owns one multi-tenant property (the “Unconsolidated Joint Venture”).  Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810, Consolidation.  Both the Company and the Unconsolidated Joint Venture partner must approve significant decisions about the Unconsolidated Joint Venture’s activities.  As of September 30, 2011, the Unconsolidated Joint Venture held total assets of $29.8 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the Unconsolidated Joint Venture for the three and nine months ended September 30, 2011 or the year ended December 31, 2010.

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

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees. As of September 30, 2011, such costs totaled $476,258 which have been expensed as incurred since the date of inception, February 5, 2009.

Organizational and offering costs will be reimbursed by the Advisor as set forth below in the “Costs of Formation and Fees to Related Parties” section, to the extent that organizational and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of September 30, 2011 the excess of offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $303,117.  No demand has been made of the Advisor for reimbursement as of September 30, 2011 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in-capital.

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

Share-Based Compensation

The Company follows ASC 718- Compensation- Stock Compensation with regard to issuance of stock in payment of services. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. The Company plans to pay a portion of directors’ compensation with restricted common stock.

The Company recorded stock based compensation for non-employee directors of $45,000 for the issuance of 4,500 shares of restricted common stock at the current issue price of $10.00 per share at year end, December 31, 2010. These 4,500 shares were issued on September 29, 2011.

On April 19, 2011 the directors voted to change their compensation, including the share-based compensation.  Each non-employee director who also serves as a director of more than one affiliated Hartman entity shall have his compensation divided and paid on a pro-rata basis by the total number of affiliated Hartman entity boards which that director serves.  The accrual of share-based compensation, for the three months ended September 30, 2011, was $15,000; for the nine months ended September 30, 2011, was $41,250 with the shares being valued at the current offering price of $10.00 per share.

On July 28, 2011, the Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock that were issued on September 29, 2011 to each of two executives of Hartman Income REIT Management, the property manager for the Company. We recognized share based compensation expense of $20,000 with respect to these awards based on the amount offering price of $10 per share for the quarter ending September 30, 2011.

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

For the three months ended September 30, 2011 and 2010, the Company incurred a net loss of $91,792 and $16,055 respectively.  For the nine months ended September 30, 2011 and 2010, the Company incurred a net loss of $265,805 and $90,764 respectively.  The Company intends to qualify as a REIT beginning in 2011.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

 Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of September 30, 2011, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the periods ended September 30, 2011 and September 30, 2010 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

      On April 20, 2011 the Company acquired an additional 15% limited liability company interest in the Joint Venture from Hartman XIX for $2,872,500 cash.  On May 27, 2011 the Company acquired an additional 4% limited liability company interest in the Joint Venture from Hartman XIX for $766,000 cash.  On June 30, 2011 the Company acquired an additional 2% limited liability company interest in the Joint Venture from Hartman XIX for $383,000 cash. On July 20, 2011 the Company acquired an additional 4% limited liability company interest in the Joint Venture from Hartman XIX for $766,000 cash.  On August 12, 2011 the Company acquired an additional 7% limited liability company interest in the Joint Venture from Hartman XIX for $1,340,500 cash. On September 13, 2011 the Company acquired an additional 7% limited liability company interest in the Joint Venture from Hartman XIX for $1,340,500 cash.  The source of the cash used to acquire the additional interest in the Joint Venture was proceeds from the current public offering of the Company’s common shares.  Following the transactions the Company owns 49% and Hartman XIX owns 51% of the Joint Venture as of September 30, 2011.

       The Company’s equity in earnings of unconsolidated entities from its investment in Richardson Heights Shopping Center was $70,505 for the three months ended September 30, 2011, and $149,473 for the nine months ended September 30, 2011.

       The following is summarized financial information for Hartman Richardson Heights Properties, LLC at September 30, 2011 (nine months for Income statement items):

Current assets	10,910,539
Non-current assets	18,875,673
Current liabilities	459,777
Non-current liabilities	9,581,908
Equity	19,744,527
Revenue	1,603,734
Property operating expenses	111,153
Other operating expenses	338,995
Depreciation and bad debt expense	441,536
General and administrative	130,964
Interest income	326,989
Interest expense	330,757
Net income	577,317
Net income attributable to the Company	149,473

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

As of September 30, 2011, the Company had accepted investor’s subscriptions for, and issued, 1,166,050 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $11,542,766.  The Company declared a dividend distribution payable as of September 30, 2011 to shareholders of record as of that date for a total distribution value of $67,757.  The total dividend distribution paid to shareholders during the nine months ended September 30, 2011 was $275,530 of which $134,676 was paid in cash and $140,853 was paid by issuance of 14,827 shares of common stock under the dividend reinvestment plan.

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

Fees to Related Parties - As of September 30, 2011 the Company had a balance due to an affiliated entity, the Property Manager of $538,620. The Property Manager has paid various organization and offering expenses on behalf of the Advisor for the Company. The Advisor will reimburse Hartman Income REIT Management, Inc., for expenses paid on behalf of the Company from proceeds of the offering.  The Company ultimately may not incur or make reimbursement for offering and organization expenses in excess of 1.5% of gross offering proceeds.  Any amount in excess will be reimbursed to the Company by the Advisor.

The Company owes the Advisor $26,164 for asset management fees for the nine months ended September 30, 2011.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if we do not own all or a majority of an asset.

The Company will pay the Dealer Manager up to 7.0% of the gross proceeds of the primary offering for any selling commissions on sales of shares from participating retail broker-dealers, except those issued under the distribution reinvestment plan.  The Company will also pay the Dealer manager up to 2.5% of its dealer manager fees to participating broker-dealers.  At September 30, 2011, the Company owed the Dealer Manager $16,510 for any selling commissions or dealer management fees.

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

Note 6 – Incentive Awards Plan

The Company has adopted an incentive plan (the “2009 Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  On July 28, 2011, the Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock that were issued on September 29, 2011 to each of two executives of Hartman Income REIT Management, the property manager for the Company. We recognized share based compensation expense of $20,000 with respect to these awards based on the amount offering price of $10 per share for the quarter ending September 30, 2011.

Note 7 – Subsequent Event

       On October 31, 2011 Hartman Richardson Heights Properties LLC (the “Joint Venture”), a Texas limited liability company owned by Hartman Short Term Income Properties XX, Inc. (the “Company”) and Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), distributed a note receivable by the Joint Venture from Hartman XIX to Hartman XIX.  The outstanding amount of the note receivable was $9,750,000.  The source of the proceeds loaned by the Joint Venture to Hartman XIX was loan proceeds to the Joint Venture from a bank secured by a mortgage on the Richardson Heights property.  The note receivable distributed by the Joint Venture has been recorded as a capital distribution.  Following the distribution of the note receivable from Hartman XIX, the capital account of Hartman XIX, exclusive of any allocations of partnership loss, was $16,500.  On October 31, 2011 the Company paid Hartman XIX $16,500 to complete its acquisition of 100% of the outstanding equity interest in the Joint Venture.

      The Company issued an additional 181,568 common shares (including shares issued for dividend reinvestment plan) for gross proceed of $1,728,061 subsequent to September 30, 2011 through November 9, 2011.

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

We expect to make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2011. Once we qualify as a REIT for federal income tax purposes, we will not generally be subject to federal income tax. Once we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain, thereafter qualified as a REIT for federal income tax purposes.

For the three months ended September 30, 2011 and 2010, the Company incurred a net loss of $91,792 and $16,055, respectively.  For the nine months ended September 30, 2011 and 2010, the Company incurred a net loss of $265,805 and $90,764, respectively.  The Company intends to qualify as a REIT beginning in 2011.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

The following discussion and analysis should be read in conjunction with the accompanying interim financial information.

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

Principles of Consolidation and Basis of Presentation

 Our financial statements include our accounts, the accounts of variable interest entities (VIEs) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances and profits were eliminated in consolidation. Interests in entities acquired will be evaluated for consolidation based on Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810-10-15, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a VIE, then the entity is evaluated for consolidation under ASC 970-323-25.

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

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture as of September 30, 2011 consists of our interest in a joint venture that owns one multi-tenant property (the “Unconsolidated Joint Venture”).  Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810.  Both the Company and the Unconsolidated Joint Venture partner must approve significant decisions about the Unconsolidated Joint Venture’s activities.  As of September 30, 2011, the Unconsolidated Joint Venture held total assets of $29.8 million.

The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture is reviewed for potential impairment if the carrying amount of the investment exceeds its fair value.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the Unconsolidated Joint Venture for the three and nine months ended September 30, 2011 or the year ended December 31, 2010.  During the nine months ended September 30, 2010, the Company did not have any interests in joint ventures.

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

Results of Operations

On December 28, 2010, we entered into the operating agreement of Hartman Richardson Heights Properties LLC (the “Joint Venture”). The Company made an initial capital contribution to the Joint Venture of $1.915 million representing a 10% interest in the Joint Venture. Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), the other member of the Joint Venture is a REIT that is managed by affiliates of the Company’s manager and real property manager. Hartman XIX has made capital contributions totaling $17.235 million to the Joint Venture representing a 90% interest therein.  Effective January 1, 2011, we have determined that we are no longer a development stage company.  In December 2010, we achieved our minimum offering requirement and on December 28, 2010 we made our first investment.

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

        On April 20, 2011 the Company acquired an additional 15% limited liability company interest in the Joint Venture from Hartman XIX for $2,872,500 cash.  On May 27, 2011 the Company acquired an additional 4% limited liability company interest in the Joint Venture from Hartman XIX for $766,000 cash.  On June 30, 2011 the Company acquired an additional 2% limited liability company interest in the Joint Venture from Hartman XIX for $383,000 cash.  On July 20, 2011 the Company acquired an additional 4% limited liability company interest in the Joint Venture from Hartman XIX for $766,000 cash.  On August 12, 2011 the Company acquired an additional 7% limited liability company interest in the Joint Venture from Hartman XIX for $1,340,500 cash. On September 13, 2011 the Company acquired an additional 7% limited liability company interest in the Joint Venture from Hartman XIX for $1,340,500 cash.  The source of the cash used to acquire the additional interest in the Joint Venture was proceeds from the current public offering of the Company’s common shares.  Following the transactions the Company owns 49% and Hartman XIX owns 51% of the Joint Venture as of September 30, 2011.

       For the three and nine months ending September 30, 2011, the Richardson Heights property had gross income from rents and tenant reimbursements of $529,436 and $1,603,734; net operating income of $327,611 and $990,855; and net income of $222,191 and $577,317 respectively.  The Company’s share of net income was $70,505 and $149,473 for the three and nine months ended September 30, 2011, respectively.  As of September 30, 2011, the Richardson Heights property was 56.7% occupied versus 57.6% occupied at December 31, 2010.

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares. These costs principally relate to professional and filing fees. Such costs totaled $6,785 and $9,956 for the three months ended September 30, 2011 and 2010, respectively; $42,692 and $47,394 for the nine months ended September 30, 2011 and 2010, respectively.

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

       Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the table below for the three and nine months ended September 30, 2011 and 2010.  FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Net loss	$ (91,792)	$ (16,055)	$ (265,805)	$ (90,764)
Depreciation and amortization of real estate assets in unconsolidated joint venture	38,197	-	100,500	-
Funds from operations (FFO)	(53,595)	(16,055)	(165,305)	(90,764)
Acquisition related expenses	86,175	-	186,713	-
Modified funds from operations (MFFO)	32,580	$ (16,055)	$ 21,408	$ (90,764)

Liquidity and Capital Resources

Subscription proceeds were held in an escrow account until we had received and accepted subscriptions to purchase at least $2.0 million of shares of common stock, which the Company reached in December 2010. As of September 30, 2011, the Company had issued 1,166,050 shares of common stock in its public offering, resulting in gross proceeds to the Company of $11,542,766. The Company declared a dividend distribution payable of $67,757 as of September 30, 2011 which was paid in October 2011.

       The Company issued an additional 181,568 common shares (including shares issued for dividend reinvestment plan) for gross proceed of $1,728,061 subsequent to September 30, 2011 through November 9, 2011.

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

Off-Balance Sheet Arrangements

       As of September 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the accompanied financial statements.  (See note to financial statements disclosed in Item 2 to this quarterly report.)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

         There have been no changes during the Company’s quarter ended September 30, 2011, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 1A. Risk Factors

 None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       As of September 30, 2011, we had issued 1,166,050 shares in the Offering for gross proceeds of $11,542,766, out of which $685,406 is in selling commissions and $476,258 in organization and offering costs.  With the net offering proceeds, we have invested $9,383,500 in the unconsolidated Joint Venture representing a 49% interest in the Joint Venture as of September 30, 2011.  The source of the cash used to acquire the additional interests in the Joint Venture was proceeds from the current public offering of the Company’s common shares.

      In April, 2011, our board of directors approved our acquisition of up to 100% of the total equity of the Joint Venture.  On October 31, 2011, we completed our acquisition of 100% of the Joint Venture.

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

Date: November 14, 2011

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: November 14, 2011

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)