Form 10-Q/A
period 2011-11-14
Hartman Short Term Income Properties XX, Inc.
filed 2011-11-14
CIK 1446687

UNITED STATESSECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

__________

FORM 10-Q/A

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

     We are filing this Amendment No. 1 to amend our Form 10-Q for the quarter ended September 30, 2011, to include the mandatory XBRL exhibit of our financial statements.  The original filing with the Securities and Exchange Commission on November 14, 2011, is correct other than this exhibit was filed but left out.  This error may have occurred during file uploading and data processing.

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