Form 10-K
Hartman Short Term Income Properties XX, Inc.
filed 2012-04-12
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

------------

FORM 10-K

------------

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-53912

------------

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
(Exact name of registrant as specified in its charter)

------------

Maryland	26-3455189
(State of Organization)	(I.R.S. Employer Identification Number)

2909 Hillcroft, Suite 420 Houston, Texas
77057
(Address of principal executive offices)	(Zip Code)

(713) 467-2222
(Registrant’s telephone number, including area code)

------------

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ⁫

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ⁫

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no established market for the registrant's shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were 675,588 shares of common stock held by non-affiliates at June 30, 2011; the last business day of the registrant's most recently completed second fiscal quarter.

As of April 10, 2012, there were 2,225,540 shares of the Registrant’s common shares issued and outstanding.

Hartman Short Term Income Properties XX, Inc.

Unless the context otherwise requires or clearly indicates otherwise, all references in this report to “we,” “us” or “our” are to Hartman Short Term Income Properties XX, Inc. and its consolidated subsidiaries.

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

PART I

Item 1.     Business

General

We are a Maryland corporation formed on February 5, 2009, to acquire and invest in income-producing commercial properties, including office buildings, shopping centers, other retail and commercial properties, some of which may be actively leased to a number of tenants having relatively short (1-3) year leases and others may be net leased to a single tenant.  We expect to make our investments in or in respect of real estate assets located in the United States based on our view of existing market conditions.  We have elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2011.

We are externally managed by Hartman Advisors, LLC, which we refer to as our “advisor,” pursuant to an advisory agreement by and among us and the advisor, the “Advisory Agreement.”  Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate related assets.  Our advisor sources and presents investment opportunities to our board of directors.  Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.

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

Management and Advisory Agreements

         We operate under the direction of our board of directors, the members of which are accountable to us and our shareholders.  Our external advisor is Hartman Advisors, LLC (“Hartman Advisors” or the “Advisor”) which is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.  The key personnel of Hartman Advisors will be involved in the selection, acquisition, financing and disposition of our properties, and raising the capital to purchase.  The key personnel of our advisor have extensive experience in selecting and operating commercial real estate and in operating investment entities that acquire commercial real estate.  Our property manager is Hartman Income REIT Management, Inc. (“HIR Management” or the “Property Manager”) which is responsible for maintaining and operating our properties.  HIR Management is the wholly owned second tier subsidiary of Hartman Income REIT, Inc. (“HIREIT”), a real estate investment trust that has investment objectives that in many material respects are similar to those that we intend to employ.

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

Recent Developments

As of November 1, 2011 we have acquired 100% interest in Hartman Richardson Heights Properties, LLC (the “Joint Venture”).  On December 28, 2010 the Company made an initial capital contribution to the Joint Venture of $1.915 million representing a 10% interest in the Joint Venture.  Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), the other member of the Joint Venture, is a REIT that is managed by affiliates of the Company’s advisor and real property manager.  Hartman XIX made capital contributions totaling $17.235 million to the Joint Venture representing a 90%

interest therein.  Between April 19, 2011 and October 31, 2011, the Company acquired all the interest of Hartman XIX in the Joint Venture.  Effective November 1, 2011 Hartman Richardson Heights Properties LLC is a wholly owned subsidiary of the Company.

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

•

This is a “blind pool” offering.  We currently own only one property.  Except as disclosed in this report, we may not identify any additional assets to acquire with proceeds from this offering.  You will not have the opportunity to evaluate our investments prior to our making them.  You must rely totally upon our advisor’s ability to select our investments.

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

•

Acquisition and ownership of real estate is subject to risks associated with environmental hazards.  We may be liable for environmental hazards at our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons.  Some of the properties that we plan to develop or acquire may include facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages.  As a result, we may be expected to regularly incur environmental clean up costs.  We intend to include in the leases that we enter with future tenants, an agreement for such tenants to indemnify us from all environmental liabilities arising from their activities at such property during the term of the lease.  Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we cannot be assured that we will not be held liable for environmental clean up at our properties, including environmental damages at sites we own and lease.  As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties.  Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and our future tenants may not have sufficient resources to pay its environmental liabilities.

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

•

If we hold and sell one or more properties through taxable REIT subsidiaries (“TRSs”), our return to stockholders would be diminished because the gain from any such sale would be subject to a corporate-level tax, thereby reducing the net proceeds from such sale available for distribution to our stockholders.  Moreover, if the ownership and sale of one or more of our properties by a TRS causes the value of our non-mortgage securities in our TRSs to exceed 20% of the value of all of our assets at the end of any calendar quarter, we may lose our status as a REIT.

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

We will not directly manage our properties.  The management of our properties will be through Hartman Income REIT Management, Inc. (“Property Manager”).  Effective February 1, 2012, D.H. Hill Securities, LLLP serves as the dealer manager of our public offering.  Prior to February 1, 2012, Allied Beacon Partners, Inc. (formerly American Beacon Partners, Inc., the “Dealer Manager”) served as the dealer manager of the offering.  These parties receive compensation and fees for services related to the offering and for the investment and management of our assets.  These entities will receive fees during the offering, acquisition, operational and liquidation stages.

On December 28, 2010, the same day we entered into the Joint Venture, the Joint Venture acquired a retail shopping center located in Richardson, Texas for an aggregate purchase price of $19.15 million on an all cash basis from the seller, LNR Partners, LLC.  The property is located at 100 South Central Expressway, Richardson, Texas and commonly known as Richardson Heights Shopping Center.  The property consists of 201,433 square feet and was 57.6% occupied at the acquisition date.  Richardson is a suburb of Dallas, Texas.     Between April 19, 2011 and October 31, 2011, the Company acquired all the interest of Hartman XIX in the Joint Venture.  Effective November 1, 2011 Hartman Richardson Heights Properties LLC is a wholly owned subsidiary of the Company.

Location of Property

The Richardson Heights Shopping Center is located in the northeast quadrant of the Dallas metropolitan statistical area (“MSA”).  Richardson, a residential and electronic manufacturing suburb of Dallas, is ten miles north of downtown Dallas in northern Dallas and southern Collin counties.

We believe the Dallas-Fort Worth-Arlington MSA’s long-term outlook remains positive, although economic growth has suffered through 2011.  While its cost advantages are slowly eroding and competition has increased with other regional centers such as Houston and Atlanta, the Dallas market’s skilled labor force, high per capita income, affordable housing and strong demographic trends will help maintain its position as one of the nation’s top performers.

General Physical and Economic Attributes

The Richardson Heights Shopping Center was built in 1958 and was renovated in 2008.  As of December 31, 2011 the property had 30 tenants which occupied 102,124 square feet.  The average rent for the occupied space was $13.94 per square foot, with the total annual rent revenue being $1,728,020.

Significant Tenants

The following table sets forth information about our five largest tenants as of December 31, 2011:

Tenant	2011 Annualized Base Rent	Rentable Square Feet	Initial Lease Date	Year Expiring
TJ Maxx – discount retail	$ 265,554	27,593	02/1988	2015
Party City – specialty retail	220,100	12,400	09/1993	2013
Jack In The Box – restaurant	150,000	Pad site	07/1985	2012
Taj Mahal Imports – specialty retail	129,744	15,817	07/2000	2016
McDonald’s – restaurant	95,148	Pad site	03/2002	2022
	$ 860,546

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

Item 4.    Mine Safety Disclosures.

     Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

     There is currently no established public market in which our common shares are traded.  As of December 31, 2011, we had 1,813,513 common shares issued and outstanding.  Hartman XX Holdings, Inc., our parent company, held 19,000 common shares and the remainder was held by approximately 320 shareholders.

Distribution Reinvestment Plan

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

Our board of directors declared our first dividend distribution as of December 31, 2010 which was paid in January 2011.  We issued 56.6 distribution reinvestment plan shares in January 2011 with respect to the 2010 distribution declaration.  In 2011 we issued 25,405.1 distribution reinvestment plan shares with respect to 2011 declared distributions with 4,859.6 such shares to be issued in January 2012.

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

The authorization to pay monthly cash distributions to the Company’s common shareholders at a rate of $0.001918 per share of common stock per day was affirmed at each quarterly meeting of the Board of Directors subsequent to the initial distribution declaration.

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

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2011 and 2010.  Certain information in the table has been derived from the Company’s audited financial statements and notes thereto.  This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15, the Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  During the period from the Company’s date of inception on February 5, 2009 to December 28, 2010, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in offering and organizational activities.  The Company made its initial real estate related investment on December 28, 2010.  During 2011 the Company acquired additional interest in the Richardson Heights Shopping Center from Hartman XIX and, effective November 1, 2011 owned 100% of the property.

	Year Ended December 31,
	2011	2010
Revenues:
Total revenues	$ 354,048	$ -

Expenses:
Property operating expenses	54,495	-
Asset management and acquisition fees	504,682	47,875
Organization and offering costs	51,806	101,580
Real estate taxes and insurance	119,037	-
Depreciation and amortization	354,101	-
General and administrative	162,104	99,548
Total expenses	1,246,225	249,003
Other income (expense):
Gain on re-measurement	508,047	-
Interest income	-	93
Interest expense	(96,586)	-
Equity in earnings of unconsolidated joint venture, net	(39,678)	1,719
Total other income (expense)	371,783	1,812
Net loss	(520,394)	(247,191)
Loss per common share – basic and diluted	(0.61)	(5.31)
Weighted average number of shares outstanding – basic and diluted	854,149	46,551
Annualized distributions per common share	$ 0.70	$ -

	December 31,
	2011	2010
Balance Sheet Data (at end of period)
Real estate assets, net	$ 18,615,533	$ -
Investment in unconsolidated joint venture, net	-	1,916,719
Cash and cash equivalents	7,440,362	636,523
Accrued rents and accounts receivable, net	36,047	-
Deferred loan costs, net	95,153	-
Goodwill	249,686	-
Prepaid expenses and other assets	18,942	22
Total assets	$ 26,455,723	$ 2,553,264
Note payable	$ 9,575,000	$ -
Due to related parties	908,511	355,739
Accounts payable and accrued expenses	698,508	104,683
Tenants’ security deposits	67,006	-
Stockholders’ equity	$ 15,206,698	$ 2,092,842
Other Data
Cash flow provided by (used in):
Operating activities	$ (153,830)	$ 78,404
Investing activities	$ (6,654,339)	$ (1,915,000)
Financing activities	$ 13,612,008	$ 2,472,019

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

We were formed as a Maryland corporation on February 5, 2009 to invest in and operate real estate and real estate-related assets on an opportunistic basis.  We may acquire a wide variety of commercial properties, including office, industrial, retail, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In particular, we will focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential.  We also may invest in real estate-related securities and, to the extent that our advisor determines that it is advantageous, we may invest in mortgage loans.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries.  The net proceeds of this offering will provide funds to enable us to purchase properties and other real estate-related investments.  As of the date of this Form 10-K, we have acquired all of Hartman Richardson Heights Properties LLC and we have entered into a contract to acquire a second retail shopping center.  We do not consider a contract to acquire a property to be a material definitive contract until such time as any earnest money deposit becomes at risk.  The number of assets we acquire will depend upon the number of shares sold in this offering and the resulting amount of the net proceeds available for investment in properties.  See “Risk Factors.”

We will make an election under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2011.  Once qualified as a REIT for federal income tax purposes; we will not generally be subject to federal income tax.  Once having made an election to be taxed as a REIT should we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to operate so as to remain, thereafter qualified as a REIT for federal income tax purposes.

The following discussion and analysis should be read in conjunction with the accompanying balance sheet and the notes thereto.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our financial statements.  We believe the following are our more critical accounting policies due to the significance, subjectivity and judgment used in determining our estimates included in the preparation of our consolidated financial statements. See also Note 2 of the Notes to Consolidated Financial Statements for a discussion of the application of these and other accounting policies. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate based upon the circumstances.

Revenue Recognition

Our leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Accrued rents are included in tenant and accounts receivable, net.  In accordance with ASC 605-10-S99, Revenue Recognition, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred.

Investment in Unconsolidated Joint Venture

The investment in unconsolidated joint venture consisted of our interest in a joint venture that owns one multi-tenant property (the “Unconsolidated Joint Venture”).  For the period from January 1, 2011 through October 31, 2011, consolidation of this investment was not required as the entity did not qualify as a variable interest entity and did not meet the control requirements for consolidation, as defined in ASC 810, Consolidation.  Both the Company and the Unconsolidated Joint Venture partner were required to approve significant decisions about the Unconsolidated Joint Venture’s activities.

The Company accounted for the Unconsolidated Joint Venture using the equity method of accounting pursuant to guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluated the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture was reviewed for potential impairment if the carrying amount of the investment exceeded its fair value.  To determine whether impairment was other-than-temporary, the Company considered whether it had the ability and intent to hold the investment until the carrying value is fully recovered.  The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the Unconsolidated Joint Venture for the ten months ended October 31, 2011 or the year ended December 31, 2010.

Real Estate

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

Depreciation

       Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2011.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2011 and 2010, we had an allowance for uncollectible accounts of $36,791 and $0, respectively.  For the period from November 1, 2011 to December 31, 2011 we recorded bad debt expense in the amount of $36,791 related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses.

Deferred Loan Costs

       Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. For the year ended December 31, 2011 no goodwill impairment was recognized.

RESULTS OF OPERATIONS

On December 28, 2010, we entered into the limited liability company operating agreement of Hartman Richardson Heights Properties LLC (the “Joint Venture”).  The Company made an initial capital contribution to the Joint Venture of $1.915 million representing a 10% interest in the Joint Venture.  Hartman Short Term Income Properties XIX, Inc.

(“Hartman XIX”), the other member of the Joint Venture, is a REIT that is managed by affiliates of the Company’s manager and real property manager.  Hartman XIX has made capital contributions totaling $17.235 million to the Joint Venture representing a 90% interest therein.  Our equity in earnings of the Joint Venture was $(39,678) and $1,719 for the period January 1, 2011 to October 31, 2011 and for the period from December 28, 2010 to December 31, 2010, respectively.

As of December 31, 2011, we owned 1 retail commercial property comprising approximately 201,000 square feet plus 3 pad sites.

Net loss – We incurred net losses of $520,394 and $247,191 for the years ended December 31, 2011 and 2010, respectively.  The net loss for the year ended December 31, 2011 is primarily attributable to (i) acquisition fees incurred with the acquisition of the Richardson Heights property; (ii) depreciation and amortization expense related to the Richardson Heights property; and, (iii) organization and offering costs incurred in connection with our public offering.  As of November 1, 2011 we own 100% of the Richardson Heights property.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the year ended December 31, 2011 we had total rental revenues and tenant reimbursements of $354,048 from the Richardson Heights property which we fully owned as of November 1, 2011.  We had no rental revenues and tenant reimbursements for the year ended December 31, 2010.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; depreciation and amortization expense; and, general and administrative expenses.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of the Company.  We pay property management and leasing commissions to our property manager in connection with the management and leasing of our properties.

General and administrative expense - General and administrative expenses were $162,104 and $99,548 for the years ended December 31, 2011and 2010, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Acquisition Costs

Acquisition costs were $430,875 and $47,875 for the years ended December 31, 2011 and 2010, respectively, related to the acquisition of the Richardson Heights joint venture.

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares.  These costs principally relate to professional and filing fees. As of December 31, 2011, such costs totaled $485,372 and has been expensed as incurred since February 5, 2009, date of inception.  For the years ending December 31, 2011 and 2010 organization and offering costs were $51,806 and $101,580, respectively.

We are dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities.  In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other providers.

Funds From Operations and Modified Funds From Operations

         Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors and analysts as one measure of operating performance of a real estate company.  The FFO calculation begins with net income (loss) and excludes items such as real estate depreciation and amortization, and gains and losses on the sale of real estate assets.  Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the GAAP basis alone is insufficient.  In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs.

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

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the table below for the years ended December 31, 2011 and 2010.  FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Year Ending December 31,
	2011	2010
Net loss	$(520,394)	$(247,191)
Depreciation and amortization of real estate assets	655,185	323
Gain on re-measurement	(508,047)	-
Funds from operations (FFO)	(373,256)	(246,868)

Acquisition related expenses	430,875	47,875
Modified funds from operations (MFFO)	$57,619	$(198,993)

Liquidity and Capital Resources

 Subscription proceeds were held in an escrow account until we had received and accepted subscriptions to purchase at least $2.0 million of shares of common stock, which the Company reached in December 2010.  As of December 31, 2011, the Company had issued 1,756,927 shares of common stock in its public offering, resulting in gross proceeds to the Company of $17,441,203.

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

Cash Flows from Operating Activities

As of December 31, 2011 we owned one real estate property through our wholly owned subsidiary, Hartman Richardson Heights Properties, LLC.  During the year ended December 31, 2011, net cash used in operating activities was ($153,830) versus $78,404 cash provided by operating activities for the year ended December 31, 2010.  The decrease in cash flow from operating activities is attributable to acquisition costs related to our increased ownership interest in and ultimately complete ownership of the Richardson Heights property.  We expect cash flows from operating activities to increase in future periods as a result of anticipated future acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the year ended December 31, 2011, net cash used in investing activities was $6,654,339 versus $1,915,000 for the year ended December 31, 2010 and consisted primarily of cash used for the step acquisition of ownership of the Richardson Heights property.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common shareholders.  Net cash provided by financing activities for the years ending December 31, 2011 and 2010, respectively, were $13,612,008 and $2,472,019 and consisted of the following:

•

$13,867,669 and $2,473,486, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $1,000,356 and $99,692, respectively; and,

•

$252,207 and $1,467, respectively of net cash distributions, after giving effect to distributions reinvested by shareholders of $288,045 and $0, respectively.

Contractual Obligations

Our board of directors has approved our entering into the Advisory Agreement, the Property Management Agreement, the Dealer Management Agreement and Operating Agreement of the Joint Venture.

Off-Balance Sheet Arrangements

       As of December 31, 2011 and 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanied financial statements.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 3, 2011 the Company dismissed RBSM LLP (“RBSM”) as the Registrant’s independent registered public accounting firm. The decision to dismiss RBSM as the Company’s independent registered public accounting firm was approved by the Audit Committee of the Company’s Board of Directors.  The report of RBSM dated March 31, 2011 with respect to the balance sheets of the Company as of December 31, 2010 and 2009, and the related statements of operations, equity and cash flows for the year ended December 31, 2010 and for the period from February 5, 2009 (date of inception) through December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, and such report was not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the two most recent fiscal years and through November 3, 2011, the Company did not have any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RBSM’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the two most recent fiscal years and through November 3, 2011 , there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided RBSM with a copy of the disclosure required under Item 4.01 together with a request to furnish a letter addressed to the Securities & Exchange Commission stating whether or not they agreed with the above statements.

On October 7, 2011 (the “Engagement Date”), the Company engaged Weaver & Tidwell, L.L.P. (“Weaver LLP”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2011. The decision to engage Weaver LLP as the Company’s independent registered public accounting firm was approved by the Audit Committee of the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with Weaver LLP regarding either:

(1) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Weaver LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(2) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A(T).     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K, as of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies.  Based on that evaluation, the CEO and CFO concluded that as of December 31, 2011, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

        There have been no changes during the Company’s quarter ended December 31, 2011, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Allen R. Hartman	60	Chairman of the Board, Chief Executive Officer and President
Louis T. Fox, III	51	Chief Financial Officer and Treasurer
James H. Stokes, Jr.	54	General Counsel and Secretary
Jack I. Tompkins	65	Independent Director
Richard R. Ruskey	57	Independent Director

Allen R. Hartman, age 60, has served as our CEO and Chairman of our Board of Directors as well as President of our advisor, Hartman Advisors, and our property manager, HIR Management since our inception in February, 2009. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Over the next 24 years, Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 20 privately offered programs and one publicly offered program that invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, a wholly owned subsidiary of HIREIT. Currently Mr. Hartman oversees a staff of 55 employees who manage 32 commercial properties encompassing over 4.77 million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program. Mr. Hartman attended the University of Colorado and studied Business Administration.

       Our board of directors, excluding Mr. Hartman, has determined that the leadership positions previously and currently held by Mr. Hartman, and the extensive experience Mr. Hartman has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Hartman with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Accordingly, our board of directors has determined that Mr. Hartman is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Louis T. Fox, III, age 51, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our advisor and our property manager. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining Hartman Management (now, HIR Management) in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. Fox is a former practicing certified public accountant. He received a Bachelor of Arts degree in accounting from the University of Texas at San Antonio. He started his career as a tax accountant with Arthur Andersen & Co.

James H. Stokes Jr., age 54, is our General Counsel and Secretary. Mr. Stokes also serves as General Counsel for both our advisor and property manager. In this capacity, Stokes manages our advisor’s in-house legal department and is responsible for all legal matters affecting the Hartman companies. Before joining Hartman Management, (now HIR Management) in September, 2006, Stokes spent over 20 years in his own private law practice, primarily in real estate, corporate law, bankruptcy and civil litigation. He also served as a branch manager for First Colony Commonwealth Title Company and American National Title. Stokes graduated from the University of Texas with a B.A. degree from the Plan II honors program in 1978 and continued his education at the University of Texas School of Law where he received his J.D in 1981.

Jack I. Tompkins, age 65, has served as an independent director of the Company since our inception in February, 2009.  Mr. Tompkins has served since 1998 as Chairman & CEO of ARTA Equity Advisors, L.L.C., which was formed to engage in various entrepreneurial opportunities. After obtaining his MBA from Baylor University, Mr. Tompkins began his career with Arthur Young & Co., working as a certified public accountant there for three years before joining Arthur Andersen, L.L.P., where he was elected to the partnership in 1981 and served until 1988. While at Andersen he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. From 1988 until October 1996, Mr. Tompkins served as Chief Financial Officer, Senior Vice President and Chief Information, Administrative & Accounting Officer of a large publicly traded energy company. Corporate functions reporting to Mr. Tompkins included financial planning, risk management, tax, accounting, information systems, administration and internal audit. Mr. Tompkins served as Chairman & CEO of Automotive Realty Trust Company of America from its inception in 1997 until its sale to a publicly traded REIT in January 1999. Automotive Realty was formed to engage in the business of consolidating real estate properties owned by automobile dealerships into a REIT. From March to September of 1999, Mr. Tompkins served as interim Executive Vice President and CFO of Crescent Real Estate Equities as the Company restructured. Mr. Tompkins served as an independent director of Hartman XIX from July 2009 until March 2010 and as an independent director of Hartman Income REIT from January 2008 until July 2009. Mr. Tompkins previously served on the board of directors of Bank of America Texas and Michael Petroleum Corp. He is a member of American Institute of Certified Public Accountants.

       Our board of directors, excluding Mr. Tompkins, has determined that the experience as a certified public accountant and leadership positions previously and currently held by Mr. Tompkins, including experience Mr. Tompkins has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Tompkins with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Accordingly, our board of directors has determined that Mr. Tompkins is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Richard R. Ruskey, age 56, has served as an independent director of the Company since April 2011.  Mr. Ruskey began his professional career in 1978 as a Certified Public Accountant with the accounting firm of Peat, Marwick, Mitchell, & Co. in St. Louis, Missouri where he obtained extensive experience in both the audit and tax departments.  In 1983 he joined the firm of Deloitte, Haskins, & Sells as a manager in the tax department.  In 1986 Mr. Ruskey transitioned into the security brokerage industry as the chief financial officer of Westport Financial Group.  Within a one year period he became a full-time broker and due diligence officer for the firm.  In 1990 he continued his career in financial services by joining the broker dealer firm of R. T. Jones Capital Equities, Inc. where he served as due diligence officer.  In June 2010 Mr. Ruskey joined the broker dealer firm of Moloney Securities Co. Inc. where he currently serves as an investment broker and due diligence officer.  Mr. Ruskey received dual B.S. degrees in Accounting and Finance in 1978 from Southern Illinois University – Carbondale. He is a Certified Public Accountant and Certified Financial Planner and is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He has been an active investor in numerous real estate and business ventures throughout his 30 year career in financial services.

       Our board of directors, excluding Mr. Ruskey, has determined that the experience as a certified public accountant and leadership positions previously and currently held by Mr. Ruskey, including experience Mr. Ruskey has accumulated from analyzing and advising with respect to investments in commercial real estate and debt, have provided Mr. Ruskey with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Accordingly, our board of directors has determined that Mr. Ruskey is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Meetings and Committees of the Board of Directors

       Our Board of Directors met four times during 2011.  At a meeting of the Board of Directors held on April 19, 2011, Mr. Larry Bouffard tendered his resignation as an independent director of the Company.  At the same meeting, Mr. Richard Ruskey was nominated and appointed as an independent director of the Company to succeed Mr. Bouffard.

Board Committees

Audit Committee

The Audit Committee meets on a regular basis at least four times a year. Our Audit Committee is comprised of our two independent directors, Jack I. Tompkins and Richard Ruskey. Our Board of Directors has adopted our Audit Committee Charter and it is posted on Hartman’s web site at www.hi-reit.com. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent auditors; to periodically review the auditors’ independence; and to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls that management has established, and the audit and financial reporting process.

Compensation Committee

We have established a Compensation Committee to assist the board of directors in discharging its responsibility in all matters of compensation practices, including any salary and other forms of compensation for our officers and our directors, and employees in the event we ever have employees. Our Compensation Committee is comprised of our two independent directors, Jack I. Tompkins and Richard R. Ruskey. Our Board of Directors has adopted our Compensation Committee Charter and it is posted on Hartman’s web site at www.hi-reit.com. The primary duties of the Compensation Committee include reviewing all forms of compensation for our executive officers, if any, and our directors; approving all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares; and advising on changes in compensation of members of the Board of Directors.

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate Governance Committee (“Nominating Committee”). Our Nominating Committee is comprised of our two independent directors, Jack I. Tompkins and Richard R. Ruskey. Our Board of Directors has adopted our Nominating Committee Charter and it is posted on Hartman’s web site at www.hi-reit.com. The Nominating Committee will recommend nominees to serve on our Board of Directors. The Nominating Committee will consider nominees recommended by stockholders if submitted to the committee in accordance with the procedures specified in our bylaws. Generally, this requires that the stockholder send certain information about the nominee to our corporate secretary between 120 and 150 days prior to the first anniversary of the mailing of notice for the annual meeting held in the prior year. Because our directors take a critical role in guiding our strategic direction and oversee our management, board candidates must demonstrate broad-based business and professional skills and experiences, concern for the long-term interests of our stockholders, and personal integrity and judgment. In addition, directors must have time available to devote to board activities and to enhance their knowledge of our industry. The Nominating Committee is responsible for assessing the appropriate mix of skills and characteristics required of board members in the context of the perceived needs of the board at a given point in time and shall periodically review and recommend for approval by the board any updates to the criteria as deemed necessary. Diversity in personal background, race, gender, age and nationality for the board as a whole may be taken into account favorably in considering individual candidates. The nominating committee will evaluate the qualifications of each director candidate against these criteria in making its recommendation to the Board concerning nominations for election or reelection as a director. The process for evaluating candidates recommended by our stockholders pursuant to our bylaws will be no different than the process for evaluating other candidates considered by the Nominating Committee.

Item 11.    Executive Compensation

Compensation of our Executive Officers

       Our executive officers do not receive compensation directly from us for services rendered to us. As a result, we do not nor has our Board of Directors considered a compensation policy for our executive officers.  As a result, we have not included a Compensation and Discussion Analysis in this Annual Report on Form 10-K.

       Each of our executive officers, including each executive officer who serves as a director, is an officer or employee of our advisor or its affiliates and receives compensation for his or her services, including services performed on our behalf, from such entities.  See Item 13, “Certain Relationships and Related Transactions and Director Independence” below for a discussion of fees paid to our advisor and its affiliates.

Compensation of our Directors

       The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2011.  Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock (2)	All Other Compensation	Total
Allen R. Hartman	$ —	$ —	$ —	$ —
Jack I. Tompkins	13,000	30,000	—	43,000
Larry A. Bouffard	1,500	3,750	—	5,250
Richard R. Ruskey	8,000	22,500	—	30,500
Total	$ 22,500	$ 56,250	$ —	$ 78,750

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2)

As described below under “Independent Directors Compensation Plan,” each of Messrs. Tompkins, Bouffard and Ruskey have been received vested restricted common shares as non-cash compensation for their service as independent members of our Board of Directors.  Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Cash Compensation

       We pay each of our independent directors an annual retainer of $10,000, plus $1,000 per board meeting attended, $500 per committee meeting attended; provided, however, we do not pay an additional fee to our directors for attending a committee meeting when the committee meeting is held on the same day as a board meeting.  We also reimburse all directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

Independent Directors Compensation Plan

       We have approved and adopted an independent director’s compensation plan.  Under our independent directors compensation plan, each of our current independent directors received 3,000 shares of vested restricted common stock annually in addition to the cash compensation described above.   As of December 31, 2011, 10,125 shares of restricted common stock have been granted to our independent directors.

Compensation Committee Interlocks and Insider Participation

       The Company does not separately compensate its executive officers.  During the fiscal year ended December 31, 2011, our executive officers, Messrs. Hartman, Fox and Stokes, all served as executive officers of our advisor and property manager.  In addition, Mr. Hartman served as a director of Hartman Income REIT, Inc.  Since Messrs. Hartman, Fox and Stokes are also officers of our advisor and its affiliates; they did not receive any separate compensation from us for service as our executive officers and/or directors, and also did not receive any separate compensation for their service as executive officers and/or directors of those entities.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

BENEFICIAL OWNERSHIP OF EQUITY SECURITIES

The following table sets forth information as of December 31, 2011, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 1,813,513 shares of common stock outstanding as of December 31, 2011. The address of each beneficial owner listed below is c/o Hartman Short Term Income Properties XX, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	19,000	1.05
Louis T. Fox, III	-	-
James H. Stokes, Jr.	-	-
Jack I. Tompkins	6,000	*
Richard R. Ruskey	2,250	*
All Officers and Directors as a group	27,250	1.51
James A. Cardwell	114,400	6.31

* Represents less than 1% of the outstanding common stock.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options warrants and similar rights held by the respective person or group which may be exercised within 60 days following December 31, 2011. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

Includes 19,000 shares owned by Hartman XX Holdings. Mr. Hartman is the sole stockholder of Hartman XX Holdings and controls the voting and disposition decisions of Hartman XX Holdings.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Ownership Interests

The Company initially issued 100 shares of the Company’s common stock to Hartman XX Holdings, Inc. (“Holdings”) for $1,000.  Holdings, is a Texas corporation wholly owned by Allen R. Hartman.  Holdings, was formed solely for the purpose of facilitating the organization and offering of the initial offering of the Company’s shares.  Effective October 15, 2009 the Company issued an additional 18,900 shares to Holdings for $189,000.  Holdings contributed a related party liability in the amount of $189,000 to the Company in exchange for the issuance of an additional 18,900 common shares of the Company.  The transaction resulted in a total of 19,000 common shares issued since inception for total consideration of $190,000.

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

Our Relationships with our Advisor and our Sponsor

Hartman Advisors, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in March 2009 and is owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT of which Allen R. Hartman is the Chief Executive Officer and Chairman of the Board of Directors.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our Advisory Agreement, we pay our advisor the fees described below.

•

We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the period from January 1, 2010 to December 31, 2011, we incurred acquisition fees of $478,750 in connection with the acquisition of the Richardson Heights property.

•

We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses).  For the period from January 1, 2010 to December 31, 2011, we incurred asset management fees to our advisor of $56,356.

•

We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor.  For the period from January 1, 2010 to December 31, 2011, we had not paid our advisor any debt financing fees.

•

If our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.  We pay our advisor a disposition fee of 3.0% of the contract sales price of each property sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of a real property or real estate-related asset. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the period from January 1, 2010 to December 31, 2011, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the Advisory Agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below, subject to the limitations described under the heading “2%/25% Guidelines.”

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our offerings of common stock is D.H. Hill Securities, LLLP, an affiliate of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. As the dealer manager for our offering, D.H. Hill Securities, LLLP is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with D.H. Hill Securities, LLLP provides for the following compensation:

•

We pay our dealer manager selling commissions of up to 7.0% of the gross offering proceeds from the sale of our shares in the private and public offerings, all of which may be reallowed to participating broker-dealers. For the period from January 1, 2010 to December 31, 2011, we paid $1,100,048 in selling commissions to our dealer manager.

•

We pay our dealer manager a dealer manager fee of up to 2.5% of the gross offering proceeds from the sale of our shares in the private and public offerings, a portion of which may be reallowed to participating broker-dealers. For the period from January 1, 2010 to December 31, 2011, we paid $213,826 in dealer manager fees to our dealer manager.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Hartman Income REIT Management, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of properties. Pursuant to the management agreement, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the period from January 1, 2010 to December 31, 2011, we have paid property management fees of $17,450 to our property manager.

Currently Proposed Transactions.

Other than as described above, there is no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

Policies and Procedures for Transactions with Related Persons

In order to reduce or eliminate certain potential conflicts of interest, our charter and our Advisory Agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our advisor, our directors or their respective affiliates. Each of the restrictions and procedures that apply to transactions with our advisor and its affiliates will also apply to any transaction with any entity or real estate program controlled by our advisor and its affiliates. As a general rule, any related party transaction must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

Director Independence

As required by our charter, a majority of the members of our Board of Directors must qualify as “independent” as affirmatively determined by the board. The board consults with our legal counsel and counsel to the independent directors to ensure that the board’s determinations are consistent with our Charter and applicable securities and other laws and regulations regarding the definition of “independent.”  After review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Tompkins and Ruskey, who comprise the majority of our board, qualify as independent directors.

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

RBSM LLP (“RBSM”), served as our independent registered public accounting firm from January 2010 to November 2011. The decision to change our independent registered public accounting firm was approved by the audit committee of our Board of Directors. As discussed in Item 9 (Changes in and Disagreements with Accountants on Accounting and Financial Disclosure), on October 7, 2011, the audit committee of our Board of Directors approved the engagement of Weaver Tidwell LLP (“Weaver”), as our independent registered public accounting firm for the fiscal years ending December 31, 2011.

Pre-Approval Policies

The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered to us by RBSM and Weaver for the years ended December 31, 2011 and 2010 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

RBSM

The audit committee reviewed the audit and non-audit services performed by RBSM, as well as the fees charged by RBSM for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of RBSM. The aggregate fees billed to us by RBSM for professional accounting services rendered during the years ended December 31, 2011 and 2010 are set forth in the table below.

	2011	2010
Audit fees	$ 29,912	$ 27,300
Audit related fees	4,000	-
Tax fees	-	-
All other fees	-	-
Total	$ 33,912	$ 27,300

Weaver

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver professional accounting services for the years ended December 31, 2011 and 2010 are set forth in the table below.

	2011	2010
Audit fees	$ 45,000	$ -
Audit related fees	-	-
Tax fees	1,500	1,500
All other fees	-	-
Total	$ 46,500	$ 1,500

For purposes of the preceding tables, RBSM and Weaver’s professional fees are classified as follows:

●

Audit fees—These are fees for professional services performed for the audit of our annual financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by PKF in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

●

Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

●

Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

●	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman	Date: April 12, 2012
Allen R. Hartman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: April 12, 2012
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

By:	/s/ Allen R. Hartman	Date: April 12, 2012
Allen R. Hartman, Director

By:	/s/ Jack I. Tompkins	Date: April 12, 2012
Jack I. Tompkins, Director

By:	/s/ Richard R. Ruskey	Date: April 12, 2012
Richard R. Ruskey, Director

EXHIBIT INDEX

Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed February 1, 2012)
3.1.1	First Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant. (FILED HEREWITH)
3.1.2

Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 1 to the registrant’s registration statement on Form 8-A12G (SEC File No. 000-53912) March 22, 2010)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 2 to the registrant’s registration statement on Form 8-A12G (SEC File No. 000-53912) March 22, 2010)
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

10.4	Operating Agreement of Hartman Richardson Heights Properties, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed March 31, 2011)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL EXTENSION CALCUATION LINKBASE DOCUMENT
101.DEF	XBRL EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Hartman Short Term Income Properties XX, Inc.

We have audited the accompanying consolidated balance sheet of Hartman Short Term Income Properties XX, Inc. (a Maryland corporation) (the Company) and subsidiary as of December 31 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hartman Short Term Income Properties XX, Inc. and subsidiary as of December 31, 2011, and the results of their consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements takes as a whole, presents fairly in all material respects the information set forth therein.

/s/ WEAVER AND TIDWELL, L.L.P

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

April 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hartman Short Term Income Properties XX, Inc.

We have audited the accompanying balance sheet of Hartman Short Term Income Properties XX, Inc. (the Company) as of December 31, 2010 and the related statements of operations, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Hartman Short Term Income Properties XX, Inc. as of December 31, 2010 and the results of operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York

March 31, 2011

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
Real estate assets, at cost:
Property	$ 18,968,145	$ -
Accumulated depreciation and amortization	(352,612)	-
Real estate assets, net	18,615,533	-

Cash and cash equivalents	7,440,362	636,523
Accrued rent and accounts receivable, net	36,047	-
Investment in unconsolidated joint venture	-	1,916,719
Deferred loan costs, net	95,153	-
Goodwill	249,686	-
Prepaid expenses and other assets	18,942	22
Total assets	$ 26,455,723	$ 2,553,264

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Note payable	$ 9,575,000	$ -
Accounts payable and accrued expenses	698,508	104,683
Due to related parties	908,511	355,739
Tenants' security deposits	67,006	-
Total liabilities	11,249,025	460,422

Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.001 par value 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	1	1

Common stock, $0.001 par value, 750,000,000 authorized, 1,813,513 shares and 274,966 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,813	275

Common stock subscribed	-	100,000

Additional paid in capital	16,902,468	2,573,210

Accumulated distributions and net loss	(1,697,584)	(580,644)
Total stockholders' equity	15,206,698	2,092,842
Total liabilities and total stockholders' equity	$ 26,455,723	$ 2,553,264

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
Revenues	2011	2010

Rental revenues	$ 301,348	$ -
Tenant reimbursements and other revenues	52,700	-
Total revenues	354,048	-

Expenses
Property operating expenses	54,495	-
Asset management and acquisition fees	504,682	47,875
Organization and offering costs	51,806	101,580
Real estate taxes and insurance	119,037	-
Depreciation and amortization	354,101	-
General and administrative	162,104	99,548
Total expenses	1,246,225	249,003

Loss before other income (expense) and equity in earnings of unconsolidated joint venture, net	(892,177)	(249,003)

Other income (expense)
Gain on re-measurement	508,047	-
Interest income	-	93
Interest expense	(96,586)	-
Other income (expense), net	411,461	93

Loss after other income (expense) and before equity in earnings of unconsolidated joint venture, net	(480,716)	(248,910)

Equity in earnings of unconsolidated joint venture, net	(39,678)	1,719
Net loss	$ (520,394)	$ (247,191)

Basic and diluted loss per common share:
Loss attributable to common stockholders	$ (0.61)	$ (5.31)

Weighted average number of common shares outstanding, basic and diluted	854,149	46,551

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated
					Common Stock	Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Subscribed	Capital	and Net Loss	Total
Balance, December 31, 2009	1,000	$ 1	19,000	$ 19	$ -	$ 199,980	$ (331,986)	$ (131,986)

Issuance of common shares	-	-	255,966	256	-	2,472,922	-	2,473,178
Common shares subscribed	-	-	-	-	100,000	-	-	100,000
Selling commissions	-	-	-	-	-	(99,692)	-	(99,692)
Dividends and distributions	-	-	-	-	-	-	(1,467)	(1,467)
Net loss	-	-	-	-	-	-	(247,191)	(247,191)
Balance, December 31, 2010	1,000	$ 1	274,966	$ 275	$ 100,000	$ 2,573,210	$ (580,644)	$ 2,092,842
Issuance of common shares (cash investment)	-	-	1,500,961	1,500	-	14,966,525	-	14,968,025
Issuance of common shares (non-cash)	-	-	37,586	38	-	363,089	-	363,127
Common shares subscribed	-	-	-	-	(100,000)	-	-	(100,000)
Selling commissions	-	-	-	-	-	(1,000,356)	-	(1,000,356)
Dividends and distributions (stock)	-	-	-	-	-	-	(288,045)	(288,045)
Dividends and distributions (cash)	-	-	-	-	-	-	(308,501)	(308,501)
Net loss	-	-	-	-	-	-	(520,394)	(520,394)
Balance, December 31, 2011	1,000	$ 1	1,813,513	$ 1,813	$ -	$ 16,902,468	$ (1,697,584)	$ 15,206,698

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net Loss	$ (520,394)	$ (247,191)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock based compensation	61,250	60,000
Depreciation and amortization	361,454	-
Bad debt provision	36,791	-
Equity in earnings of unconsolidated joint venture, net	39,678	(1,719)
Gain on re-measurement	(508,047)	-
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	130,739	-
Prepaid expenses and other assets	(5,697)	-
Accounts payable and accrued expenses	50,159	38,587
Dividends and distributions payable	-	1,467
Due to related parties	201,787	227,260
Tenants' security deposits	(1,550)	-
Net cash (used in) provided by operating activities	(153,830)	78,404

Cash flows from investing activities:
Investment in formerly unconsolidated joint venture	(6,654,339)	(1,915,000)
Net cash used in investing activities	(6,654,339)	(1,915,000)

Cash flows from financing activities:
Dividend distributions paid in cash	(252,207)	(1,467)
Payment of selling commissions	(1,000,356)	(99,692)
Borrowings net of repayment under insurance premium finance note	(3,454)	-
Proceeds from issuance of common stock	14,868,025	2,573,178
Net cash provided by financing activities	13,612,008	2,472,019

Net change in cash	6,803,839	635,423
Cash at the beginning of period	636,523	1,100
Cash at the end of period	$ 7,440,362	$ 636,523

Supplementary cash flow information:
Cash paid for:
Interest:	$ 52,731	$ -

Supplementary non-cash investing and financing additions resulting from real estate acquisitions:
Real estate assets	$ 18,968,145	$ -
Goodwill	$ 249,686	$ -
Note payable	$ 9,575,000	$ -
The accompanying notes are an integral part of these consolidated financial statements.

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

Note 1 — Organization

Hartman Short Term Income Properties XX, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011.  The Company is offering shares to the public in its primary offering (exclusive of 2,500,000 shares available pursuant to the Company’s dividend reinvestment plan) at a price of $10.00 per share. The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred shares to its advisor, Hartman Advisors LLC at a price of $10.00 per share.  Hartman Advisors LLC (the “Advisor”) is the Company’s advisor. The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc.

As of December 31, 2011, the Company had accepted investor’s subscriptions for, and issued, 1,756,927 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $17,441,203.

The management of the Company is through the Advisor.  Management of the Company’s properties is through Hartman Income REIT Management, Inc. (“HIR Management” or the “Property Manager”). Allied Beacon Partners, Inc. (formerly American Beacon Partners, Inc., the “Dealer Manager”) served as the dealer manager of the Company’s public offering from February 5, 2009 to February 1, 2012.  Effective February 1, 2012, D.H. Hill Securities, LLLP succeeded Allied Beacon Partners, Inc. as the dealer manager for the offering.  These parties receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

As of December 31, 2011 we owned 1 commercial property located in Richardson, Texas comprising approximately 201,000 square feet.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements as of December 31, 2011 and 2010 have been prepared by us in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods.

Effective January 1, 2011, we determined that we were no longer a development stage company.  Prior to January 1, 2011 and for the period from February 5, 2009 (date of inception) to December 31, 2010 the Company was considered a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from February 5, 2009 (date of inception) to December 31, 2010, the Company had accumulated net losses of $579,177.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Hartman Richardson Heights Properties, LLC for the period from October 31, 2011, the date we acquired control of this subsidiary, to December 31, 2011.  Prior to October 31, 2011, the financial statements were not consolidated and present only the activity of the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

Reclassifications

We have reclassified certain prior fiscal year amounts in the accompanying financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on the previously reported working capital or results of operations.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of December 31, 2011 and 2010 consisted of demand deposits at commercial banks.

Financial Instruments

       The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and due to related parties.  The Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.

Revenue Recognition

Our leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Accrued rents are included in accrued rent and accounts receivable, net.  In accordance with ASC 605-10-S99, Revenue Recognition, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred.

Investment in Unconsolidated Joint Venture

The investment in unconsolidated joint venture consisted of our interest in a joint venture that owns one multi-tenant property (the “Unconsolidated Joint Venture”).  For the period from January 1, 2011 through October 31, 2011, consolidation of this investment was not required as the entity did not qualify as a variable interest entity and did not meet the control requirements for consolidation, as defined in ASC 810, Consolidation.  Both the Company and the Unconsolidated Joint Venture partner were required to approve significant decisions about the Unconsolidated Joint Venture’s activities.

The Company accounted for the Unconsolidated Joint Venture using the equity method of accounting pursuant to guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting requires this investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluated the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture was reviewed for potential impairment if the carrying amount of the investment exceeded its fair value.  To determine whether impairment was other-than-temporary, the Company considered whether it had the ability and intent to hold the investment until the carrying value is fully recovered.  The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the Unconsolidated Joint Venture for the ten months ended October 31, 2011 or the year ended December 31, 2010.

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

Real Estate

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

Depreciation

       Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2011.

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

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2011 and 2010, we had an allowance for uncollectible accounts of $36,791 and $0, respectively.  For the period from November 1, 2011 to December 31, 2011 we recorded bad debt expense in the amount of $36,791 related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses.

Deferred Loan Costs

       Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. For the year ended December 31, 2011 no goodwill impairment was recognized.

Prepaid expenses and Other Assets

       Prepaid expenses and other assets include prepaid insurance premiums and utility deposits.

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees. For the years ended December 31, 2011 and 2010 such costs totaled $51,806 and $101,580, respectively, which have been expensed as incurred.

Organization and offering costs will be reimbursed by the Advisor as set forth in the “Costs of Formation and Fees to Related Parties” section of the prospectus, to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of December 31, 2011 the excess of offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $223,754.  No demand has been made of the Advisor for reimbursement as of December 31, 2011 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in-capital.

Share-Based Compensation

The Company follows ASC 718- Compensation- Stock Compensation with regard to issuance of stock in payment of services.  ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued.

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

The Company recorded stock based compensation for non-employee directors of $56,250 and $60,000 for the issuance of 5,625 shares and 6,000 shares of restricted common stock at the current issue price of $10.00 per share for the years ended December 31, 2011 and 2010, respectively.

On April 19, 2011 the directors voted to change their compensation, including the share-based compensation.  Each non-employee director who also serves as a director of more than one affiliated Hartman entity shall have his compensation divided and paid on a pro-rata basis by the total number of affiliated Hartman entity boards which that director serves.  Allen Hartman is the only director of the Company who also serves as a director of more than one affiliated Hartman entity.

On July 28, 2011, the Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock that were issued on September 29, 2011 to each of two executives of Hartman Income REIT Management, the property manager for the Company. We recognized share based compensation expense of $20,000 with respect to these awards based on the amount offering price of $10 per share for the year ended December 31, 2011.

       Share based compensation expense is included in general and administrative expense in the consolidated statements of operations.

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses.  Advertising costs totaled $875 and $400 for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

We have elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2011. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).  As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders.  However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT.

For the years ended December 31, 2011 and 2010, the Company incurred a net loss of $520,394 and $247,191, respectively.  The Company elected to be treated as a REIT beginning in 2011.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination.  Accordingly, the Company has not recognized a liability related to uncertain tax positions.

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

 Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of December 31, 2011 and 2010, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2011 and 2010 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

       Substantially all of our revenues are derived from a retail location in Richardson, Texas.  We maintain cash accounts in two U.S. financial institutions.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits nor are any expected.

Recently Issued Accounting Standards

     In September 2011, the FASB issued new guidance for testing goodwill for impairment.  This update amends Accounting Standards Codification (ASC) 350, Intangibles—Goodwill and Other to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company adopted this policy on December 31, 2011.  The adoption of this policy did not have a material impact on the consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28 – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This update provides amendments to ASC Topic 350 – Intangibles, Goodwill and Other that requires and entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount.  Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value.  Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero.  Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired.  ASU 2010-28 is effective beginning January 1, 2011.  The implementation of the provisions of ASU 2010-28 did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (the “ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 did not have a material effect on the Company’s consolidated financial statements.

Note 3 — Investment in Unconsolidated Joint Venture

As of December 31, 2011 we owned 1 commercial property located in Richardson, Texas.  On December 28, 2010, the Company entered into the limited liability company operating agreement of Hartman Richardson Heights Properties LLC (the “Joint Venture”).  The Company made an initial capital contribution to the Joint Venture of $1.915 million representing a 10% interest in the Joint Venture.  Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), the other member of the Joint Venture, is a REIT that is managed by affiliates of the Company’s manager and real property manager.  As of December 31, 2010 Hartman XIX made capital contributions totaling $17.235 million to the Joint Venture representing a 90% interest therein.

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

On April 19, 2011 the Board of Directors of the Company authorized the Company’s officers to consider and execute a series of related transactions to acquire up to all of the limited liability company interest of Hartman XIX in the Joint Venture.  The Company was not obligated to acquire any specific portion of the Hartman XIX joint venture interest.  Each prospective acquisition was subject to management’s discretion and the Company’s financial position and liquidity.

      On April 20, 2011 the Company acquired an additional 15% limited liability company interest in the Joint Venture from Hartman XIX for $2,872,500 cash.  On May 27, 2011 the Company acquired an additional 4% limited liability company interest in the Joint Venture from Hartman XIX for $766,000 cash.  On June 30, 2011 the Company acquired an additional 2% limited liability company interest in the Joint Venture from Hartman XIX for $383,000 cash.  On July 20, 2011 the Company acquired an additional 4% limited liability company interest in the Joint Venture from Hartman XIX for $766,000 cash.  On August 12, 2011 the Company acquired an additional 7% limited liability company interest in the Joint Venture from Hartman XIX for $1,340,500 cash. On September 13, 2011 the Company acquired an additional 7% limited liability company interest in the Joint Venture from Hartman XIX for $1,340,500 cash.  The source of the cash used to acquire the interest of Hartman XIX in the Joint Venture was proceeds from the current public offering of the Company’s common shares.

        On October 31, 2011 the Joint Venture distributed a note receivable by the Joint Venture from Hartman XIX to Hartman XIX as a reduction in equity capital attributable to Hartman XIX.  The Company acquired the remaining equity interest of Hartman XIX in the Joint Venture for $16,500 cash.  As of November 1, 2011 the Company is the sole member of the Joint Venture.

       The Company’s equity in earnings of unconsolidated entities from its investment in Richardson Heights Shopping Center was $(39,678) for the ten months ended October 31, 2011 and $1,719 for the year ended December 31, 2010, respectively.

       Included in our 2011 consolidated statement of operations are total revenues of $354,048 and net loss of $260,296 related to the operations of the Richardson Heights property for the period from November 1, 2011 through December 31, 2011.  The table below presents our pro forma total revenues and net loss as if the Richardson Heights property had been acquired on January 1, 2010.  Included in the pro forma net loss adjustments is the elimination of $(39,678) and $1,719 of equity in earnings of unconsolidated joint venture for 2011 and 2010, respectively, because the Richardson Heights property represented the unconsolidated joint veneture which generated this income.

	Pro Forma -Year Ended December 31,
	2011	2010
Total revenues (unaudited)	$ 2,140,518	$ 2,228,765
Net loss (unaudited)	$ (627,252)	$ (364,362)

Note 4 — Real Estate Acquisitions

On December 28, 2010, the Joint Venture acquired a retail shopping center located in Richardson, Texas for an aggregate purchase price of $19.15 million on an all cash basis from the seller, LNR Partners, LLC.  The property is located at 100 South Central Expressway, Richardson, Texas and commonly known as Richardson Heights Shopping Center.  The property consists of approximately 201,000 square feet and was 56.7% occupied at the acquisition date.  Richardson is a suburb of Dallas, Texas.

As noted in Note 3, on November 1, 2011 the Company acquired the remaining 51% interest we previously did not control.  In accordance with ASC Topic 810 – Business Combinations, the Company re-measured its previously held 49% interest, with a carrying value of $9,361,988.  The acquisition date fair value of the previous equity interest in the Joint Venture was $9,870,035.  Therefore, we recognized a gain of $508,047 as a result of revaluing our prior equity interest held before the acquisition to fair value as of October 31, 2011.  The gain is reflected as “gain on re-measurement” in the consolidated statements of operations.

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Assets acquired:
Real estate assets	$18,968,145
Cash and cash equivalents	830,671
Accounts receivable	36,608
Other assets	285,011
Total assets acquired	20,120,435

Liabilities assumed:
Note payable	9,575,000
Accounts payable and accrued expenses	504,658
Tenant security deposits	68,556
Due to related parties	351,814
Total liabilities assumed	10,500,028

Fair value of net assets acquired	$9,620,407

The Company acquired the controlling interest in the Joint Venture without the transfer of consideration, as defined in ASC Topic 815, as control was obtained by a distribution of equity to the former controlling interest.  Therefore, as required by ASC Topic 815, in order to determine whether the Company had goodwill or a bargain purchase gain as a result of this transaction, the fair value of the assets acquired and liabilities assumed  is compared to the value of the investment in the acquired entity.  The fair value of the identifiable assets and liabilities assumed were less than the fair value of the investment in the Joint Venture.  As a result we recognized goodwill of $249,686.  None of the goodwill recognized is expected to be deductible for tax purposes.  Management has determined that the goodwill asset has not been impaired as of December 31, 2011 and accordingly no impairment loss has been recorded for the year then ended.

As further discussed in Note 3, the Company’s interest in the now former Unconsolidated Joint Venture increased from 49% to 100% effective November 1, 2011.  For the period from November 1, 2011 through December 31, 2011, the accounts of Hartman Richardson Heights Properties, LLC are consolidated with the accounts of the Company.  All significant inter-company balances have been eliminated.

Note 5 — Real Estate

       As of December 31, 2011 we owned 1 commercial property located in Richardson, Texas comprising approximately 201,000 square feet.

Property consisted of the following at December 31, 2011 and 2010 respectively:

	December 31,
	2011	2010

Land	$ 4,787,500	$ -
Building and improvements	10,706, 882	-
In-place lease value intangible	3,473,763	-
	$ 18,968,145	$ -

Less accumulated depreciation and amortization	(352,612)	-

Real estate assets, net	$ 18,615,533	$ -

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

       Depreciation expense for the year ended December 31, 2011 and 2010 was $87,880 and $0, respectively.  Amortization expense of in-place lease value intangible was $264,732 and $0 for the year ended, December 31, 2011 and 2010, respectively.

       Acquisition fees paid to Advisor were $430,875 and $47,875 and are included in asset management and acquisition fees of the Company’s consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively.

Note 6 — Acquired Lease Intangibles

       We identify and record the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms, which for the Richardson Heights property, range from 6 months to 10 years from December 31, 2011.  With respect to the Richardson Heights property, we consider all of the in-place leases to be market rate leases.

     The amount of total in-place lease intangible asset and the respective accumulated amortization as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Acquired lease intangible assets:
In-place leases	$ 3,473,763	$ -
In-place leases – accumulated amortization	(264,732)	-
Acquired lease intangible assets, net	$ 3,209,031	$ -

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows:

Years ending December 31,	In-place lease amortization
2012	$ 1,020,908
2013	666,735
2014	496,137
2015	293,172
2016	209,871
Thereafter	522,208
Total	$ 3,209,031

Note 7 — Accrued Rent and Accounts Receivable, net

	December 31,
	2011	2010
Tenant receivables	$67,857	$-
Accrued rent	4,981	-
Allowance for doubtful accounts	(36,791)	-
	$36,047	$-

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

Note 8 — Deferred Loan Costs

Costs which have been deferred consist of the following:

	December 31,
	2011	2010

Deferred loan costs	$133,405	$-
Less: deferred loan cost accumulated amortization	(38,252)	-
Total cost, net of accumulated amortization	$95,153	$-

A summary of expected future amortization of deferred loan costs as of December 31, 2011 is as follows:

Years ending December 31,	Deferred Loan Costs
2012	$44,116
2013	44,116
2014	6,921
Total	$95,153

Note 9 — Future Minimum Lease Income

We lease the majority of our properties under noncancelable operating leases which provide for minimum base rentals.  A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2011 is as follows:

Years ending December 31,	Minimum Future Rents
2012	$ 1,513,946
2013	1,109,484
2014	867,559
2015	530,803
2016	389,826
Thereafter	956,244
Total	$ 5,367,862

Note 10 — Note Payable

       Related to the Richardson Heights property acquisition discussed in Note 4, we acquired a $9.575 million mortgage note payable with a bank secured by the Richardson Heights shopping center.  Loan proceeds of $9.575 million were funded at closing.  The note bears interest at the lesser of 5.5% per annum or Texas Capital Bank Prime plus 1% per annum.  The interest rate was 5.5% per annum as of December 31, 2011.  Monthly payments of interest only began February 14, 2011.  The loan matures on January 30, 2014.  The loan is subject to customary covenants.  As of December 31, 2011 we were in compliance with all loan covenants.

Note 11 — Loss Per Share

       Basic earnings per share is computed using net income to common stockholders and the weighted average number of common shares outstanding.  Diluted earnings per share reflect common shares issuable from the assumed conversion of convertible preferred stock into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share.

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2011	2010
Numerator:
Net loss attributable to common stockholders	($520,394)	($247,191)
Denominator:
Basic and diluted weighted average shares outstanding	854,149	46,551

Basic and diluted loss per common share:
Net loss attributable to common stockholders	($0.61)	($5.31)

Note 12 — Income Taxes

       Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  The Company’s federal income tax returns for the years ended December 31, 2009 and 2010 have not been examined by the Internal Revenue Service.  The Company’s federal income tax return for the year ended December 31, 2009 may be examined on or before September 15, 2013.

 Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

For Federal income tax purposes, the cash dividends distributed to stockholders are characterized as follows for the years ended December 31:

	2011		2010
Ordinary income (unaudited)	- %		- %
Return of capital (unaudited)	100.0%		100.0%
Capital gains distribution (unaudited)	- %	-	- %
Total	100.0%		100.0%

A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $14,966 and $0 was recorded in the consolidated financial statements for the year ended December 31, 2011 and 2010, respectively with a corresponding charge to real estate taxes and insurance.

Note 13 — Related Party Transactions

The Company initially issued 100 shares of the Company’s common stock to Hartman XX Holdings, Inc. (“Holdings”) for $1,000.  Holdings, is a Texas corporation wholly owned by Allen R. Hartman.  Holdings, was formed solely for the purpose of facilitating the organization and offering of the initial offering of the Company’s shares.  Effective October 15, 2009 the Company issued an additional 18,900 shares to Holdings for $189,000.  Holdings contributed a related party liability in the amount of $189,000 to the Company in exchange for the issuance of an additional 18,900 common shares of the Company.  The transaction resulted in a total of 19,000 common shares issued since inception for total consideration of $190,000.

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

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

       As of December 31, 2011 and 2010, respectively, the Company had a balance due to an affiliated entity, the Property Manager of $556,698 and $355,739. The Property Manager has paid various organization and offering expenses on behalf of the Advisor for the Company. The Advisor will reimburse Hartman Income REIT Management, Inc., for expenses paid on behalf of the Company from proceeds of the offering.  The Company ultimately may not incur or make reimbursement for offering and organization expenses in excess of 1.5% of gross offering proceeds.  Any amount in excess will be reimbursed to the Company by the Advisor.

The Company owed the Advisor $56,356 and $0 for asset management fees for the years ended December 31, 2011 and 2010, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if we do not own all or a majority of an asset.

The Company will pay the Dealer Manager up to 7.0% of the gross proceeds of the primary offering for any selling commissions on sales of shares from participating retail broker-dealers, except those issued under the distribution reinvestment plan.  The Company will also pay the Dealer Manager up to 2.5% of its dealer manager fees to participating broker-dealers.  At December 31, 2011 and 2010, respectively, the Company owed the Dealer Manager $15,019 and $10,850 for selling commissions and dealer management fees.

Note 14 – Stockholders’ Equity

Common Stock

       Shares of common stock entitle the holders to one vote per share on all matters which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law.  The common stock has no preferences or preemptive, conversion or exchange rights.

       Under our articles of incorporation, we have authority to issue 750,000,000 common shares of beneficial interest, $0.001 par value per share, and 200,000,000 preferred shares of beneficial interest, $0.001 par value per share.

       As of December 31, 2011, the Company has accepted investors’ subscriptions for and issued 1,756,927 shares of the Company’s common stock it is public offering, resulting in gross proceeds to the Company of $17,441,203.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of December 31, 2011 and 2010 we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

Common Stock Issuable Upon Conversion of Convertible Preferred Stock - The convertible preferred stock will convert to shares of common stock if (1) the Company has made total distributions on then outstanding shares of the Company’s common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) the Company lists its common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of our common stock plus the aggregate market value of our common  stock  (based on the  30-day  average  closing   price) meets  the  same  6%  performance  threshold,  or  (3)  the Company’s advisory agreement with Hartman Advisors, LLC expires without renewal or is terminated (other than because of a material breach by our advisor), and at the time of such expiration or termination the Company is deemed to have met the foregoing 6% performance threshold based on the Company’s enterprise value and prior distributions and, at or subsequent to the expiration or termination, the shareholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later, or not at all.

Share-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the years ended December 31, 2011 and 2010, respectively, the Company granted 5,625 and 6,000 shares of restricted common stock to independent directors as compensation for services.  We recognized $56,250 and $60,000 as share-based compensation expense for the year ended December 31, 2011 and 2010, respectively, based upon the estimated fair value per share.  Share based compensation also includes incentive plan awards discussed at Note 15.  These amounts are included in general and administrative expenses for the years ending December 31, 2011 and 2010, respectively.

Distributions

Our board of directors declared our first dividend distribution as of December 31, 2010 which was paid in January 2011.  During 2011 we paid distributions in cash totaling $253,677.  We paid $52,905 in cash distributions in January 2012 with respect to 2011 distributions declared.  We issued 56.6 distribution reinvestment plan shares in January 2011 with respect to the 2010 distribution declaration.  In 2011 we issued 25,405.1 distribution reinvestment plan shares with respect to 2011 declared distributions with 4,859.6 such shares to be issued in January 2012.

The following table reflects the total distributions we have paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter paid	Distributions per Common Share	Total Amount Paid
2011
4th Quarter	$0.175	$119,000
3rd Quarter	0.175	69,559
2nd Quarter	0.175	44,563
1st Quarter	0.175	20,555
Total	$0.700	$253,677

2010
4th Quarter	$-	$-
3rd Quarter	-	-
2nd Quarter	-	-
1st Quarter	-	-
Total	$-	$-

Hartman Short Term Income Properties XX, Inc.

Notes to Consolidated Financial Statements

Note 15 – Incentive Awards Plan

The Company has adopted an incentive plan (the “2009 Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  On July 28, 2011, the Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock that were issued on September 29, 2011 to each of two executives of Hartman Income REIT Management, the property manager for the Company. We recognized share based compensation expense of $20,000 with respect to these awards based on the amount offering price of $10 per share during the year ending December 31, 2011.

Note 16 – Commitments and Contingencies

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

Note 17 – Subsequent Events

       For the three months ended March 31, 2012, the Company issued 349,347 shares of its common stock from its public offering, resulting in gross proceeds of $3,491,968.  As of March 31, 2012 there were 2,153,605 shares of common stock issued and outstanding.

Hartman Short Term Income Properties XX, Inc. and Subsidiary

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2011

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period

Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Richardson Heights Shopping Center	$ 4,787,500	$14,180,645	$ -	$ -	$ 4,787,500	$14,180,645	$18,968,145

		Accumulated	Date of	Date	Depreciation
Property Name	Encumbrances	Depreciation	Construction	Acquired	Life
Richardson Heights Shopping Center	$9,575,000	$352,612	1958	10/31/2011	5-39 years

(1	The aggregate cost of real estate for federal income tax purposes is $19,177,916.