Form 10-Q
period 2012-05-15
Hartman Short Term Income Properties XX, Inc.
filed 2012-05-15
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

☒Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 2012

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

_______________

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

As of May 11, 2012 there were 2,457,724 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate assets, at cost:
Property	$ 18,969,805	$ 18,968,145
Accumulated depreciation and amortization	(881,530)	(352,612)
Real estate assets, net	18,088,275	18,615,533

Cash and cash equivalents	8,772,057	7,440,362
Accrued rent and accounts receivable, net	82,969	36,047
Deferred loan costs, net	85,611	95,153
Goodwill	249,686	249,686
Subscription proceeds receivable	898,846	-
Prepaid expenses and other assets	145,817	18,942
Total assets	$ 28,323,261	$ 26,455,723

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Note payable	$ 9,575,000	$ 9,575,000
Accounts payable and accrued expenses	532,481	698,508
Due to related parties	648,537	908,511
Tenants' security deposits	67,006	67,006
Total liabilities	10,823,024	11,249,025

Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.001 par value 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1	1

Common stock, $0.001 par value, 750,000,000 authorized, 2,153,605 shares and 1,813,513 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2,153	1,813

Additional paid in capital	20,069,825	16,902,468

Accumulated distributions and net loss	(2,571,742)	(1,697,584)
Total stockholders' equity	17,500,237	15,206,698
Total liabilities and total stockholders' equity	$ 28,323,261	$ 26,455,723

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
Revenues	2012	2011
		(restated)
Rental revenues	$ 433,044	$ -
Tenant reimbursements and other revenues	111,370	-
Total revenues	544,414	-

Expenses
Property operating expenses	87,526	-
Asset management and acquisition fees	35,906	3,591
Organization and offering costs	41,958	16,869
Real estate taxes and insurance	145,160	6,216
Depreciation and amortization	528,918	-
General and administrative	83,740	52,187
Total expenses	923,208	78,863

Loss before other income (expense) and equity in loss of unconsolidated joint venture, net	(378,794)	(78,863)

Other income (expense)
Interest expense	(144,148)	-
Other income (expense)	(144,148)	-

Loss after other income (expense) and before equity in loss of unconsolidated joint venture, net	(522,942)	(78,863)

Equity in loss of unconsolidated joint venture, net	-	(3,425)
Net loss	$ (522,942)	$ (82,288)

Basic and diluted loss per common share:
Loss attributable to common stockholders	$ (0.26)	$ (0.19)

Weighted average number of common shares outstanding, basic and diluted	1,992,145	438,998

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Accumulated
					Common Stock	Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Subscribed	Capital	and Net Loss (restated)	Total
Balance, December 31, 2010	1,000	$ 1	274,966	$ 275	100,000	$ 2,573,210	$ (580,644)	$ 2,092,842
Issuance of common shares (cash investment)	-	-	1,500,961	1,500	-	14,966,525	-	14,968,025
Issuance of common shares (non-cash)	-	-	37,586	38	-	363,089	-	363,127
Common shares subscribed	-	-	-	-	(100,000)	-	-	(100,000)
Selling commissions	-	-	-	-	-	(1,000,356)	-	(1,000,356)
Dividends and distributions (stock)	-	-	-	-	-		(288,045)	(288,045)
Dividends and distributions (cash)	-	-	-	-	-	-	(308,501)	(308,501)
Net loss	-	-	-	-	-	-	(520,394)	(520,394)
Balance, December 31, 2011	1,000	$ 1	1,813,513	$ 1,813	-	$ 16,902,468	$ (1,697,584)	$ 15,206,698
Issuance of common shares (cash investment)	-	-	324,347	324	-	3,242,533	-	3,242,857
Issuance of common shares (non-cash)	-	-	15,745	16	-	149,562	-	149,578
Selling commissions	-	-	-	-	-	(224,738)	-	(224,738)
Dividends and distributions (stock)	-	-	-	-	-	-	(162,988)	(162,988)
Dividends and distributions (cash)	-	-	-	-	-	-	(188,228)	(188,228)
Net loss	-	-	-	-	-	-	(522,942)	(522,942)
Balance, March 31, 2012	1,000	$ 1	2,153,605	$ 2,153	-	$ 20,069,825	$ (2,571,742)	$ 17,500,237

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2012	2011
		(restated)
Cash flows from operating activities:
Net Loss	$ (522,942)	$ (82,288)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation	35,000	11,250
Depreciation and amortization	538,460	-
Equity in loss of unconsolidated joint venture, net	-	3,425
Bad debt provision	10,733

Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(57,655)	-
Prepaid expenses and other assets	(26,875)	22
Accounts payable and accrued expenses	(228,911)	1,909
Due to related parties	(260,862)	(15,202)
Net cash used in operating activities	(513,052)	(80,884)

Cash flows from investing activities:
Acquisition deposit	(100,000)	-
Additions to real estate	(1,660)	-
Net cash used in investing activities	(101,660)	-

Cash flows from financing activities:
Dividend distributions paid in cash	(172,866)	(20,856)
Payment of selling commissions	(224,738)	(138,201)
Proceeds from issuance of common stock	2,344,011	2,044,794
Net cash provided by financing activities	1,946,407	1,885,737

Net change in cash	1,331,695	1,804,853
Cash at the beginning of period	7,440,362	636,523
Cash at the end of period	$ 8,772,057	$ 2,441,376

Supplementary cash flow information:
Cash paid for:
Interest	$ 113,119	$ -
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Business

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

As of March 31, 2012, the Company had accepted investor’s subscriptions for, and issued, 2,081,274 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $20,684,060.

The management of the Company is through the Advisor.  Management of the Company’s properties will be through Hartman Income REIT Management, Inc. (“HIR Management” or the “Property Manager”). D.H. Hill Securities LLLP (the “Dealer Manager”) serves as the dealer manager of the Company’s public offering. These parties receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

As of March 31, 2012 we owned 1 commercial property located in Richardson, Texas comprising approximately 201,000 square feet plus 3 pad sites.  On May 11, 2012 we acquired a second commercial property located in Arlington, Texas comprising approximately 127,000 square feet.  See Note 15 - Subsequent Events.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2012 and 2011 and for the three months ended March 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods.  The results of the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Hartman Richardson Heights Properties, LLC, for the three month period ended March 31, 2012, and period from October 31, 2011, the date we acquired control of this subsidiary, to December 31, 2011.  Prior to October 31, 2011, the financial statements were not consolidated and present only the activity of the Company.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of March 31, 2012 and December 31, 2011 consisted of demand deposits at commercial banks.

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

The Company accounted for the Unconsolidated Joint Venture using the equity method of accounting pursuant to guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  The equity method of accounting required the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s earnings and distributions.  The Company evaluated the carrying amount of this investment for impairment in accordance with ASC 323.  The Unconsolidated Joint Venture was reviewed for potential impairment if the carrying amount of the investment exceeded its fair value.  To determine whether impairment was other-than-temporary, the Company considered whether it had the ability and intent to hold the investment until the carrying value is fully recovered.  The evaluation of an investment in a joint venture for potential impairment can require our management to exercise significant judgments.

Real Estate

Allocation of Purchase Price of Acquired Assets

       Upon the acquisition of real properties, it is the Company’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and buildings, and identified intangible assets and liabilities, consisting of the value of above-

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

market and below-market leases, other value of in-place leases and leasehold improvements and value of tenant relationships, based in each case on their fair values. The Company utilizes internal valuation methods to determine the fair values of the tangible assets of an acquired property (which includes land and buildings).

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2012.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of March 31, 2012 and December 31, 2011, we had an allowance for uncollectible accounts of $47,524 and $36,791, respectively.  For the three months ended March 31, 2012 and 2011,

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

we recorded bad debt expense in the amount of $10,733 and $0, respectively related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses.

Deferred Loan Costs

       Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. No goodwill impairment has been recognized in the accompanying financial statements.

Prepaid expenses and Other Assets

       Prepaid expenses and other assets include prepaid insurance premiums and deposits.  As of March 31, 2012, prepaid expenses and other assets include an acquisition deposit of $100,000.

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees. For the three months ended March 31, 2012 and 2011, such costs totaled $41,958 and $16,869, respectively.

Organization and offering costs will be reimbursed by the Advisor as set forth in the “Costs of Formation and Fees to Related Parties” section of the prospectus, to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of March 31, 2012 the excess of offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $212,604.  No demand has been made of the Advisor for reimbursement as of March 31, 2012 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in-capital.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses.  Advertising costs totaled $0 and $0 for the three months ended March 31, 2012 and 2011, respectively.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the quarters ended March 31, 2012 and 2011, the Company incurred a net loss of $522,942 and $82,288, respectively.  The Company elected to be treated as a REIT beginning in 2011.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

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

 Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of March 31, 2012 and 2011, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2012 and 2011 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

(Unaudited)

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

Note 3 — Investment in Unconsolidated Joint Venture

As of March 31, 2012 we owned 1 commercial property located in Richardson, Texas.  On December 28, 2010, the Company entered into the limited liability company operating agreement of Hartman Richardson Heights Properties LLC (the “Joint Venture”).  The Company made an initial capital contribution to the Joint Venture of $1.915 million representing a 10% interest in the Joint Venture.  Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), the other member of the Joint Venture, is a REIT that is managed by affiliates of the Company’s manager and real property manager.  As of December 31, 2010 Hartman XIX made capital contributions totaling $17.235 million to the Joint Venture representing a 90% interest therein.

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

       The Company’s equity in earnings of the unconsolidated investment in Richardson Heights Shopping Center was ($3,425) for the three months ended March 31, 2011.  Equity in earnings of the consolidated investment in Richardson Heights Shopping Center has been restated for the three months ended March 31, 2011, June 30, 2011 and September 30, 2011, respectively, and the six months ended June 30, 2011 and nine months ended September 30, 2011.  The restatement is attributable to recalculation of depreciation and amortization expense of the revised allocation of the purchase price of the property acquired during 2011.  The following tables set forth the previously reported net loss, earnings per share, and accumulated distributions and net loss together with the restated amounts described hereinabove.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Previously reported	Restated	Change
Three months ended March 31, 2011:
Net loss	$ (61,468)	$ (82,288)	$ (20,820)
Earnings per share	$ (0.14)	$ (0.19)	$ (0.05)
Accumulated distributions and net loss	$ (711,625)	$ (732,445)	$ (20,820)

Three months ended June 30, 2011:
Net loss	$ (112,545)	$ (174,340)	$ (61,795)
Earnings per share	$ (0.20)	$ (0.30)	$ (0.10)
Accumulated distributions and net loss	$ (931,758)	$ (1,014,373)	$ (82,615)

Six months ended June 30, 2011:
Net loss	$ (174,013)	$ (256,628)	$ (82,615)
Earnings per share	$ (0.37)	$ (0.55)	$ (0.18)
Accumulated distributions and net loss	$ (931,758)	$ (1,014,373)	$ (82,615)

Three months ended September 30, 2011:
Net loss	$ (91,792)	$ (166,452)	$ (74,660)
Earnings per share	$ (0.11)	$ (0.19)	$ (0.08)
Accumulated distributions and net loss	$ (1,188,269)	$ (1,345,544)	$ (157,275)

Nine months ended September 30, 2011:
Net loss	$ (265,805)	$ (423,080)	$ (157,275)
Earnings per share	$ (0.44)	$ (0.71)	$ (0.27)
Accumulated distributions and net loss	$ (1,188,269)	$ (1,345,544)	$ (157,275)

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liabilities assumed:
Note payable	9,575,000
Accounts payable and accrued expenses	504,658
Tenant security deposits	68,556
Due to related parties	351,814
Total liabilities assumed	10,500,028

Fair value of net assets acquired	$9,620,407

The Company acquired the controlling interest in the Joint Venture without the transfer of consideration, as defined in ASC Topic 815, as control was obtained by a distribution of equity to the former controlling interest.  Therefore, as required by ASC Topic 815, in order to determine whether the Company had goodwill or a bargain purchase gain as a result of this transaction, the fair value of the assets acquired and liabilities assumed  is compared to the value of the investment in the acquired entity.  The fair value of the identifiable assets and liabilities assumed were less than the fair value of the investment in the Joint Venture.  As a result we recognized goodwill of $249,686.  None of the goodwill recognized is expected to be deductible for tax purposes.  Management has determined that the goodwill asset has not been impaired as of March 31, 2012 or December 31, 2011, and accordingly no impairment loss has been recorded for the three months and year then ended, respectively.

As further discussed in Note 3, the Company’s interest in the now former Unconsolidated Joint Venture increased from 49% to 100% effective November 1, 2011.  For the period from November 1, 2011 through December 31, 2011, the accounts of Hartman Richardson Heights Properties, LLC are consolidated with the accounts of the Company.  All significant inter-company balances have been eliminated.

Note 5 — Real Estate

       As of March 31, 2012 and December 31, 2011, we owned 1 commercial property located in Richardson, Texas comprising approximately 201,000 square feet and 3 pad sites.

Property consisted of the following:

	March 31, 2012	December 31, 2011

Land	$ 4,787,500	$ 4,787,500
Building and improvements	10,708,542	10,706,882
In-place lease value intangible	3,473,763	3,473,763
	$ 18,969,805	$ 18,968,145

Less accumulated depreciation and amortization	(881,530)	(352,612)

Real estate assets, net	$ 18,088,275	$ 18,615,533

       Depreciation expense for the three months ended March 31, 2012 and 2011 was $131,820 and $0, respectively.  Amortization expense of in-place lease value intangible was $397,098 and $0 for the three months ended, March 31, 2012 and 2011, respectively.

       Acquisition fees paid to Advisor were $0 and $0 and are included in asset management and acquisition fees of the Company’s consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively.

Note 6 — Acquired Lease Intangibles

       We identify and record the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases'

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

remaining terms, which for the Richardson Heights property, range from 6 months to 10 years.  With respect to the Richardson Heights property, we consider all of the in-place leases to be market rate leases.

	March 31, 2012	December 31, 2011
Acquired lease intangible assets:
In-place leases	$3,473,763	$3,473,763
In-place leases – accumulated amortization	(661,831)	(264,732)
Acquired lease intangible assets, net	$2,811,932	$3,209,031

Note 7 — Accrued Rent and Accounts Receivable, net

	March 31, 2012	December 31, 2011
Tenant receivables	$117,768	$67,857
Accrued rent	12,725	4,981
Allowance for doubtful accounts	(47,524)	(36,791)
	$82,969	$36,047

Note 8 — Deferred Loan Costs

Costs which have been deferred consist of the following:

	March 31, 2012	December 31, 2011
Deferred loan costs	$133,405	$133,405
Less: accumulated amortization	(47,794)	(38,252)
Total cost, net of accumulated amortization	$85,611	$95,153

Note 9 — Note Payable

       Related to the Richardson Heights property acquisition discussed in Note 4, we acquired a $9.575 million mortgage note payable with a bank secured by the Richardson Heights shopping center.  Loan proceeds of $9.575 million were funded at closing.  The note bears interest at the lesser of 5.5% per annum or Texas Capital Bank Prime plus 1% per annum.  The interest rate was 5.5% per annum as of March 31, 2012 and December 31, 2011, respectively.  Monthly payments of interest only began February 14, 2011.  The loan matures on January 30, 2014.  The loan is subject to customary covenants.  As of March 31, 2012 and December 31, 2011 we were in compliance with all loan covenants.

Note 10 — Loss Per Share

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

	Three months ended March 31,
	2012	2011
		(restated)
Numerator:
Net loss attributable to common stockholders	$(522,942)	$(82,288)
Denominator:
Basic and diluted weighted average shares outstanding	1,992,145	438,998

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.26)	$(0.19)

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 — Income Taxes

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

Note 12 — Related Party Transactions

Hartman Advisors LLC, is a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT of which Allen R. Hartman is the Chief Executive Officer and Chairman of the Board of Directors.

       As of March 31, 2012 and December 31, 2011, respectively, the Company had a balance due to an affiliated entity, the Property Manager of $299,224 and $556,698.

The Company owed the Advisor $35,906 and $56,356 for asset management fees as of March 31, 2012 and December 31, 2011, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if we do not own all or a majority of an asset.

The Company owed $351,813 to Hartman XIX as of March 31, 2012 and December 31, 2011, respectively.  The balance due to Hartman XIX represents undistributed funds from operations due to Hartman XIX with respect to its former ownership interest in the Joint Venture.

The Company will pay the Dealer Manager up to 7.0% of the gross proceeds of the primary offering for any selling commissions on sales of shares from participating retail broker-dealers, except those issued under the distribution reinvestment plan.  The Company will also pay the Dealer Manager up to 2.5% of its dealer manager fees to participating broker-dealers.  At March 31, 2012 and December 31, 2011, respectively, the Company owed the Dealer Manager $84,847 and $15,019 for selling commissions and dealer management fees.

Note 13 – Stockholders’ Equity

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

       As of March 31, 2012, the Company has accepted investors’ subscriptions for and issued 2,081,274 shares of the Company’s common stock it is public offering, resulting in gross proceeds to the Company of $20,684,060.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of March 31, 2012 and December 31, 2011, respectively, we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

Share-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three months ended March 31, 2012 and 2011, respectively, the Company granted 1,500 and 1,125 shares of restricted common stock to independent directors as compensation for services.  We recognized $15,000 and $11,250 as share-based compensation expense for the three months ended March 31, 2012 and 2011, respectively, based upon the estimated fair value per share.  The Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock issued to each of two executives of Hartman Income REIT Management, the property manager for the Company. We recognized share based compensation expense of $20,000 with respect to these awards based on the amount offering price of $10 per share for the three months ended March 31, 2012.

These amounts are included in general and administrative expenses for the three months ended March 31, 2012 and 2011, respectively.

Distributions

During the three months ended March 31, 2012 we paid distributions in cash totaling $172,866.  We paid $52,905 in cash distributions in January 2012 with respect to 2011 distributions declared.  We paid $68,266 in cash in April 2012 with respect to 2012 distributions declared through March 31, 2012.  During 2011 we paid distributions in cash totaling $253,677.  We issued 4,859.6 distribution reinvestment plan shares in January 2012 with respect to the 2011 distribution declaration.  In 2011 we issued 25,405.1 distribution reinvestment plan shares with respect to 2011 declared distributions.  We issued 6,177.77 such shares in April 2012 with respect to distributions declared through March 31, 2012.

The following table reflects the total cash distributions we have paid, including the total amount paid and amount paid per common share, in each indicated quarter:

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter paid	Distributions per Common Share	Total Amount Paid
2012
1st Quarter	$0.175	$172,166

2011
4th Quarter	$0.175	$119,000
3rd Quarter	0.175	69,559
2nd Quarter	0.175	44,563
1st Quarter	0.175	20,555
Total	$0.700	$253,677

Note 14 – Commitments and Contingencies

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

Note 15 – Subsequent Events

On April 19, 2012, the Company entered into a Real Estate Sale Agreement with Regency Centers, LP to acquire Cooper Street Plaza (the Cooper Street Property”), a 127,696 square foot retail shopping center located in Arlington, Texas for an aggregate purchase price, as amended, of $10,162,500.

On May 2, 2012, the Company acquired the lenders interest of Wells Fargo Bank, N.A., as Trustee for the Registered Holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C6, in a promissory note dated August 11, 2005 in the face amount of $5.2 million and secured by Deed of Trust and Security Agreement together with other customary security instruments.  The lenders interest acquired is secured by a commercial retail shopping center located at 6959 Harwin Drive, Houston, Texas.  The assets secured by the lenders interests are subject to a receivership order dated August 5, 2011 by the 164th Judicial District Court of Harris County, Texas.  The Company paid $3,215,237 cash for the lenders interest acquired.

On May 11, 2012 the Company completed the acquisition of the Cooper Street Property.  In connection with the acqusition, the Company entered into a Revolving Loan Agreement with Texas Capital Bank, NA (the “Loan Agreement”) to provide up to $30 million of acquisition financing.  The Loan Agreement is evidenced by a promissory note and deeds of trust for the Richardson Heights Property and the Cooper Street Property.  The $9.575 million mortgage note payable to Texas Capital Bank, which was secured by the Richardson Heights Property, has been paid in full with proceeds from the Loan Agreement.  The initial borrowing base under the Loan Agreement is $14.0 million of which the Company has borrowed $14.0 million, which remains outstanding.  The Loan Agreement note bears interest at the lesser of 5.0% per annum or Texas Capital Bank Prime plus 1% per annum.  The Loan Agreement contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum property net operating income to debt service, and minimum EBITDA (earnings before interest, taxes, depreciation, amortization or extraordinary items) to fixed charges.  Monthly payments of interest only begin on June 1, 2012.  The Loan Agreement matures on May 10, 2015.

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

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of the December 31, 2011 Form 10-K filed with the SEC on April 12, 2012.

Overview

         We were formed as a Maryland corporation on February 5, 2009 to invest in and operate real estate and real estate-related assets on an opportunistic basis. We may acquire a wide variety of commercial properties, including office, industrial, retail, and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In particular, we will focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential. We also may invest in real estate-related securities and, to the extent that our advisor determines that it is advantageous, we may invest in mortgage loans. We expect to make our investments in or in respect of real estate assets located in the United States and other countries. The net proceeds of this offering will provide funds to enable us to purchase properties and other real estate-related investments. As of the date of this Form 10-Q, we have acquired 1 commercial real estate property located in Richardson, Texas.  On April 25, 2012 the Company entered into an agreement to acquire a second retail shopping center located in Arlington, Texas. The number of assets we acquire will depend upon the number of shares sold in the current offering and the resulting amount of the net proceeds available for investment in properties.

We elected to be taxed as a REIT, beginning with the taxable year ending December 31, 2011. Once qualified as a REIT for federal income tax purposes, we will not generally be subject to federal income tax. If we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain, thereafter qualified as a REIT for federal income tax purposes.

For the three months ended March 31, 2012 and 2011, the Company incurred a net loss of $522,942 and $82,288, respectively.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2012.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of March 31, 2012 and December 31, 2011, we had an allowance for uncollectible accounts of $47,524 and $36,791, respectively.  For the three months ended March 31, 2012 we recorded bad debt expense in the amount of $10,733 related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses.

Deferred Loan Costs

       Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. As of March 31, 2012 no goodwill impairment was recognized.

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

As of March 31, 2012 we owned 1 retail commercial property comprising approximately 201,000 square feet plus 3 pad sites.

Net loss – We incurred net losses of $522,942 and $82,288for the three months ended March 31, 2012 and 2011, respectively.  The net loss for the three months ended March 31, 2012 is primarily attributable to depreciation and amortization expense related to the Richardson Heights property and organization and offering costs incurred in connection with our ongoing public offering.  Net loss attributable to the Richardson Heights property was $343,654 and $3,425 (as restated) for the three months ended March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2011 net income attributable to the Richardson Heights property is reflected as equity in earnings of unconsolidated joint venture, net in the accompany consolidated statements of income.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended March 31, 2012 we had total rental revenues and tenant reimbursements of $544,414 from the Richardson Heights property.  We had no rental revenues and tenant reimbursements for the three months ended March 31, 2011.  Our interest in the Richardson Heights property for the three months ended March 31, 2011 is reflected as equity in earnings of unconsolidated joint venture, net in the accompany consolidated statements of income.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; depreciation and amortization expense; and, general and administrative expenses.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of the Company.  We pay property management and leasing commissions to our property manager in connection with the management and leasing of our properties.  For the three months ended March 31, 2012 and 2011 we paid our Property Manager $26,833 and $0, respectively for property management fees; and, we paid the Advisor $35,906 and $3,591, respectively for asset management fees.

General and administrative expense - General and administrative expenses were $83,740 and $52,187 for the three months ended March 31, 2012 and 2011, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, independent director compensation and other share based compensation.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Acquisition Costs

Acquisition costs were $0 and $0 for the three months ended March 31, 2012 and 2011, respectively.

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares.  These costs principally relate to professional and filing fees. For the three months ending March 31, 2012 and 2011 organization and offering costs were $41,958 and $16,869, respectively.

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

       Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the table below for the three months ended March 31, 2012 and 2011.  FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ending March 31,
	2012	2011
Net loss	$(522,942)	$(82,288)
Depreciation and amortization of real estate assets	528,918	33,609
Funds from operations (FFO)	5,976	(48,679)

Acquisition related expenses	-	-
Modified funds from operations (MFFO)	$5,976	$(48,679)

Liquidity and Capital Resources

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

Cash Flows from Operating Activities

As of March 31, 2012 we owned one real estate property through our wholly owned subsidiary, Hartman Richardson Heights Properties, LLC.  During the three months ended March 31, 2012, net cash used in operating activities was $513,052 versus $80,884 for the three months ended March 31, 2011.  The decrease in cash flow from operating activities is attributable to reduction accrued expense, principally accrued ad valorem taxes, and amounts due to related parties.  We expect cash flows from operating activities to increase in future periods as a result of anticipated future acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the three months ended March 31, 2012, net cash used in investing activities was $101,660 versus $0 for the three months ended March 31, 2011 and consisted primarily of cash used to acquire additions to fund the acquisition deposit for the Cooper Street Property acquisition in May 2012.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common shareholders.  Net cash provided by financing activities for the three months ended March 31, 2012 and 2011, respectively, were $1,946,407 and $1,885,737 and consisted of the following:

•

$2,344,011 and $2,044,794, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $224,738 and $138,201, respectively; and,

•

$172,866 and $20,856, respectively of net cash distributions, after giving effect to distributions reinvested by shareholders of $149,568 and $20,371, respectively.

Contractual Obligations

Our board of directors has approved our entering into the Advisory Agreement, the Property Management Agreement and the Dealer Management Agreement.

Off-Balance Sheet Arrangements

       As of March 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

         There have been no changes during the Company’s quarter ended March 31, 2012, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 1A. Risk Factors

 None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       As of March 31, 2012, we had issued 2,081,274 shares in the Offering for gross proceeds of $20,684,060, out of which we incurred $685,406 in selling commissions and $476,258 in organization and offering costs.  With the net offering proceeds, we have invested a total of $9,383,500 in the Richardson Heights property beginning with a $1,915,000 investment in an unconsolidated joint venture representing a 10% interest in the Joint Venture.  In April, 2011, our board of directors approved our acquisition of up to 100% of the total equity of the Joint Venture.  On October 31, 2011, we completed our acquisition of 100% of the Joint Venture.

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

Date: May 15, 2012

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: May 15, 2012

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)