Form 10-Q
period 2012-08-14
Hartman Short Term Income Properties XX, Inc.
filed 2012-08-15
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

☒Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 2012

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

As of August 13, 2012 there were 2,828,658 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate assets, at cost:
Property	$ 29,504,808	$ 18,968,145
Accumulated depreciation and amortization	(1,256,744)	(352,612)
Real estate assets, net	28,248,064	18,615,533

Cash and cash equivalents	297,633	7,440,362
Accrued rent and accounts receivable, net	162,993	36,047
Deferred lease commissions and loan costs, net	787,735	95,153
Goodwill	249,686	249,686
Investment - Haute Harwin Note	3,215,237	-
Prepaid expenses and other assets	61,559	18,942
Total assets	$ 33,022,907	$ 26,455,723

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Note payable	$ 10,550,000	$ 9,575,000
Accounts payable and accrued expenses	603,432	698,508
Due to related parties	705,057	908,511
Tenants' security deposits	94,829	67,006
Total liabilities	11,953,318	11,249,025

Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.001 par value 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1	1

Common stock, $0.001 par value, 750,000,000 authorized, 2,651,030 shares and 1,813,513 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,650	1,813

Additional paid in capital	24,721,583	16,902,468

Accumulated distributions and net loss	(3,654,645)	(1,697,584)
Total stockholders' equity	21,069,589	15,206,698
Total liabilities and total stockholders' equity	$ 33,022,907	$ 26,455,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues		(restated)		(restated)
Rental revenues	$ 610,513	$ -	$ 1,043,557	$ -
Tenant reimbursements and other revenues	171,690	-	283,060	-
Total revenues	782,203	-	1,326,617	-

Expenses
Property operating expenses	107,675	-	195,201	-
Asset management and acquisition fees	405,863	108,950	441,769	112,540
Organization and offering costs	48,806	19,038	90,764	35,907
Real estate taxes and insurance	179,575	-	324,735	-
Depreciation and amortization	375,214	-	904,132	-
General and administrative	90,071	46,130	173,811	104,533
Total expenses	1,207,204	174,118	2,130,412	252,980

Loss before other income (expense) and equity in earnings of unconsolidated joint venture, net	(425,001)	(174,118)	(803,795)	(252,980)

Other income (expense)
Interest expense	(231,892)	-	(376,040)	-
Other income (expense)	(231,892)	-	(376,040)	-

Loss after other income (expense) and before equity in earnings of unconsolidated joint venture, net	(656,893)	(174,118)	(1,179,835)	(252,980)

Equity in earnings of unconsolidated joint venture, net	-	(222)	-	(3,647)
Net loss	$ (656,893)	$ (174,340)	$ (1,179,835)	$ (256,627)

Basic and diluted loss per common share:
Loss attributable to common stockholders	$ (0.27)	$ (0.30)	$ (0.53)	$ (0.55)

Weighted average number of common shares outstanding, basic and diluted	2,427,288	572,106	2,206,568	469,365

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Accumulated
					Common Stock	Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Subscribed	Capital	and Net Loss	Total
Balance, December 31, 2010	1,000	$ 1	274,966	$ 275	100,000	$ 2,573,210	($580,644)	$ 2,092,842
Issuance of common shares (cash investment)	-	-	1,500,961	1,500	-	14,966,525	-	14,968,025
Issuance of common shares (non-cash)	-	-	37,586	38	-	363,089	-	363,127
Common shares subscribed	-	-	-	-	(100,000)	-	-	(100,000)
Selling commissions	-	-	-	-	-	(1,000,356)	-	(1,000,356)
Dividends and distributions (stock)	-	-	-	-	-		(288,045)	(288,045)
Dividends and distributions (cash)	-	-	-	-	-	-	(308,501)	(308,501)
Net loss	-	-	-	-	-	-	(520,394)	(520,394)
Balance, December 31, 2011	1,000	$ 1	1,813,513	$ 1,813	-	$ 16,902,468	($1,697,584)	$ 15,206,698
Issuance of common shares (cash investment)	-	-	799,342	799	-	7,985,991	-	7,986,790
Issuance of common shares (non-cash)	-	-	38,175	38	-	363,625	-	363,663
Selling commissions	-	-	-	-	-	(530,501)	-	(530,501)
Dividends and distributions (stock)	-	-	-	-	-	-	(374,181)	(374,181)
Dividends and distributions (cash)	-	-	-	-	-	-	(403,045)	(403,045)
Net loss	-	-	-	-	-	-	(1,179,835)	(1,179,835)
Balance, June 30, 2012	1,000	$ 1	2,651,030	$ 2,650	-	$ 24,721,583	($3,654,645)	$ 21,069,589

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2012	2011
		(restated)
Cash flows from operating activities:
Net Loss	$ (1,179,835)	$ (256,627)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation	50,000	26,250
Depreciation and amortization	904,132	-
Amortization of deferred loan costs	100,928	-
Equity in earnings of unconsolidated joint venture, net	-	3,647
Bad debt provision	25,670	-

Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(152,616)	22
Deferred leasing commissions and loan costs	(793,510)	-
Prepaid expenses and other assets	(42,617)	(28,679)
Accounts payable and accrued expenses	(180,548)	1,356
Due to related parties	(203,454)	109,045
Tenants’ security deposits	27,823	-
Net cash used in operating activities	(1,444,027)	(144,986)

Cash flows from investing activities:
Investment in unconsolidated Joint Venture	-	(4,021,500)
Investment – Haute Harwin Note	(3,215,237)	-
Additions to real estate	(10,536,663)	-
Net cash used in investing activities	(13,751,900)	(4,021,500)

Cash flows from financing activities:
Dividend distributions paid in cash	(378,091)	(65,101)
Proceeds from refinancing	14,000,000	-
Repayments on notes payable	(13,025,000)	-
Payment of selling commissions	(530,501)	(279,281)
Proceeds from issuance of common stock	7,986,790	4,004,846
Net cash provided by financing activities	8,053,198	3,660,464

Net change in cash	(7,142,729)	(506,022)
Cash at the beginning of period	7,440,362	636,523
Cash at the end of period	$ 297,633	$ 130,501

Supplementary cash flow information:
Cash paid for interest	$ 246,493	$ -
The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

As of June 30, 2012, the Company had accepted investor’s subscriptions for, and issued, 2,556,269 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $25,427,993.

The management of the Company is through the Advisor.  Management of the Company’s properties is provided by Hartman Income REIT Management, Inc. (“HIR Management” or the “Property Manager”). D.H. Hill Securities LLLP (the “Dealer Manager”) serves as the dealer manager of the Company’s public offering. These parties receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

As of June 30, 2012 we owned 2 commercial properties located in Richardson and Arlington, Texas comprising approximately 328,000 square feet plus 3 pad sites.  We also own a nonperforming real estate mortgage secured by a retail shopping center in Houston, Texas.  See Note 5 - Investment Haute Harwin Note.

Note 2 —

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2012 and 2011 and for the three months and six months ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods.  The results of the three months and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Hartman Richardson Heights Properties, LLC for the three months and six months ended June 30, 2012, and the period from October 31, 2011, the date we acquired control of this subsidiary, to December 31, 2011, and Hartman Cooper Street Plaza, LLC for the period from May 11, 2012, the date this subsidiary acquired the Cooper Street Property, to June 30, 2012.  Prior to October 31, 2011, the financial statements were not consolidated and present only the activity of the Company.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of June 30, 2012 and December 31, 2011 consisted of demand deposits at commercial banks.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2012.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of June 30, 2012 and December 31, 2011, we had an allowance for uncollectible accounts of $62,461 and $36,791, respectively.  For the three months ended June 30, 2012 and 2011, we recorded bad debt expense in the amount of $14,397 and $0, respectively related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  For the six months ended June 30, 2012 and 2011, we recorded bad debt expense in the amount of $25,670 and $0.  Bad debt expenses and any related recoveries are included in property operating expenses.

Deferred Leasing Commissions and Loan Costs

       Leasing commissions are amortized using the straight-line method over the term of the related lease agreements.  Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.

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

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees. For the three months ended June 30, 2012 and 2011, such costs totaled $48,806 and $19,038, respectively.  For the six months ended June 30, 2012 and 2011, such costs totaled $90,764 and $35,907, respectively.

Organization and offering costs will be reimbursed by the Advisor as set forth in the “Costs of Formation and Fees to Related Parties” section of the prospectus, to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of June 30, 2012 the excess of offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $194,859.  No demand has been made of the Advisor for reimbursement as of June 30, 2012 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in-capital.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses.  Advertising costs totaled $245 and $0 for the three months ended June 30, 2012 and 2011 and $245 and $0 for the six months ended June 30, 2012 and 2011, respectively.  The Company’s properties are currently marketed under third party leasing agreements.  Marketing costs related to third party leasing are the responsibility of the leasing broker.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the six months ended June 30, 2012 and 2011, the Company incurred a net loss of $1,179,835 and $256,627, respectively.  The Company elected to be treated as a REIT beginning in 2011.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of June 30, 2012 and 2011, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months and six months ended June 30, 2012 and 2011 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

       Substantially all of our revenues are derived from 2 retail shopping centers in the Dallas, Texas metropolitan area.  We maintain cash accounts in two U.S. financial institutions.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits nor are any expected.

Note 3 —

Investment in Unconsolidated Joint Venture

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        On October 31, 2011 the Joint Venture distributed a note receivable by the Joint Venture from Hartman XIX to Hartman XIX as a reduction in equity capital attributable to Hartman XIX.  The Company acquired the remaining equity interest of Hartman XIX in the Joint Venture for $16,500 cash.  As of November 1, 2011 the Company was the sole member of the Joint Venture.

       The Company’s equity in earnings of the unconsolidated investment in Richardson Heights Shopping Center was ($222) and ($3,647) for the three and six months ended June 30, 2011.  Equity in earnings of the consolidated investment in Richardson Heights Shopping Center has been restated for the three months ended March 31, 2011, June 30, 2011 and September 30, 2011, respectively, and the six months ended June 30, 2011 and nine months ended September 30, 2011.  The restatement is attributable to the recalculation of depreciation and amortization expense based on the revised final allocation of the purchase price of the property acquired during 2011.  The following tables set forth the previously reported net loss, earnings per share, and accumulated distributions and net loss together with the restated amounts described hereinabove.

	Previously reported	Restated	Change
Three months ended June 30, 2011:
Net loss	$ (112,545)	$ (174,340)	$ (61,795)
Earnings per share	$ (0.20)	$ (0.30)	$ (0.10)
Accumulated distributions and net loss	$ (931,758)	$ (1,014,373)	$ (82,615)

Six months ended June 30, 2011:
Net loss	$ (174,012)	$ (256,627)	$ (82,615)
Earnings per share	$ (0.37)	$ (0.55)	$ (0.18)
Accumulated distributions and net loss	$ (931,758)	$ (1,014,373)	$ (82,615)

Three months ended September 30, 2011:
Net loss	$ (91,792)	$ (166,452)	$ (74,660)
Earnings per share	$ (0.11)	$ (0.19)	$ (0.08)
Accumulated distributions and net loss	$ (1,188,269)	$ (1,345,544)	$ (157,275)

Nine months ended September 30, 2011:
Net loss	$ (265,805)	$ (423,080)	$ (157,275)
Earnings per share	$ (0.44)	$ (0.71)	$ (0.27)
Accumulated distributions and net loss	$ (1,188,269)	$ (1,345,544)	$ (157,275)

Note 4 — Real Estate

On May 11, 2012, the Company acquired a retail shopping center for an aggregate purchase price of $10,414,349 from Regency Centers, LP.  The property, located in Arlington, Texas, is commonly known as Cooper Street Plaza.  The property consists of approximately 127,000 square feet and was 92% occupied at the acquisition date.  Arlington is a suburb of Dallas, Texas.

The initial purchase price allocation for the Cooper Street Plaza property is as follows:

Land	$ 2,653,125
Building and improvements	5,475,231
In-place lease value	2,399,223
$ 10,527,579

The initial purchase price allocation is subject to change as the Company receives all information necessary to finalize its purchase price allocation as provided by ASC Topic 805.

As of June 30, 2012, the Company owned 2 retail shopping centers in the DFW metroplex comprising approximately 328,000 square feet plus 3 pad sites.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Real estate assets consist of the following:

	June 30, 2012	December 31, 2011

Land	$ 7,440,625	$ 4,787,500
Building and improvements	16,191,197	10,706,882
In-place lease value intangible	5,872,986	3,473,763
	$29,504,808	$18,968,145

Less accumulated depreciation and amortization	(1,256,744)	(352,612)

Real estate assets, net	$28,248,064	$18,615,533

Depreciation expense for the three months ended June 30, 2012 and 2011 was $135,063 and $0, respectively.  Depreciation expense for the six months ended June 30, 2012 and 2011 was $266,883 and $0, respectively.  Amortization expense of in-place lease value intangible was $240,151 and $0 for the three months ended, June 30, 2012 and 2011, respectively.  Amortization expense of in-place lease value was $637,249 and $0 for the six months ended June 30, 2012 and 2011, respectively.

       Acquisition fees paid to Advisor were $353,342 and $0 and are included in asset management and acquisition fees of the Company’s consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, respectively.

The following table summarizes the fair values of the Cooper Street Plaza Shopping Center assets acquired and liabilities assumed at the acquisition date:

Assets acquired:
Real estate assets	$ 10,527,579
Total assets acquired	10,527,579

Liabilities assumed:
Accounts payable and accrued expenses	85,407
Tenants’ security deposits	27,823
Total liabilities assumed	113,230

Fair value of net assets acquired	$ 10,414,349

As noted in Note 3, on November 1, 2011 the Company acquired the remaining 51% interest of the joint venture we previously did not control.  In accordance with ASC Topic 810 – Business Combinations, the Company re-measured its previously held 49% interest, with a carrying value of $9,361,988.  The acquisition date fair value of the previous equity interest in the Joint Venture was $9,870,093.

The following table summarizes the fair values of the Richardson Heights Shopping Center assets acquired and liabilities assumed at the acquisition date:

Assets acquired:
Real estate assets	$ 18,968,145
Cash and cash equivalents	830,671
Accounts receivable	36,608
Other assets	285,011
Total assets acquired	20,120,435

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liabilities assumed:
Note payable	9,575,000
Accounts payable and accrued expenses	504,658
Tenant security deposits	68,556
Due to related parties	351,814
Total liabilities assumed	10,500,028

Fair value of net assets acquired	$ 9,620,407
Fair value of previous equity interest at acquisition date	$ 9,870,093
Recognized goodwill	$ 249,686

The Company acquired the controlling interest in the Joint Venture without the transfer of consideration, as defined in ASC Topic 815, as control was obtained by a distribution of equity to the former controlling interest.  Therefore, as required by ASC Topic 815, in order to determine whether the Company had goodwill or a bargain purchase gain as a result of this transaction, the fair value of the assets acquired and liabilities assumed  is compared to the value of the investment in the acquired entity.  The fair value of the identifiable assets and liabilities assumed were less than the fair value of the investment in the Joint Venture.  As a result we recognized goodwill of $249,686.  None of the goodwill recognized is expected to be deductible for tax purposes.  Management has determined that the goodwill asset has not been impaired as of June 30, 2012 or December 31, 2011, and accordingly no impairment loss has been recorded for the three months and year then ended, respectively.

As further discussed in Note 3, the Company’s interest in the now former Unconsolidated Joint Venture increased from 49% to 100% effective November 1, 2011.  For the period from November 1, 2011 through December 31, 2011 and for the three and six months ended June 30, 2012, the accounts of Hartman Richardson Heights Properties, LLC are consolidated with the accounts of the Company.  All significant inter-company balances have been eliminated.

Note 5 —

Investment – Haute Harwin Note

On May 2, 2012, the Company acquired the lenders interest of Wells Fargo Bank, N.A., as Trustee for the Registered Holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C6, in a promissory note dated August 11, 2005 in the face amount of $5,200,000 (the “Haute Harwin Note”).  The Haute Harwin Note is secured by a Deed of Trust and Security Agreement together with other customary security instruments covering a commercial retail shopping center consisting or approximately 38,813 rentable square feet and located at 6959 Harwin Drive, Houston, Texas (the “Harwin Property”).

The assets secured by the lenders interest are subject to a receivership order dated August 5, 2011 by the 164th Judicial District Court of Harris County, Texas.  The Company paid $3,215,237 cash for the lenders interest acquired.

The Haute Harwin Note was posted for foreclosure in Harris County, Texas and on August 7, 2012, the Company acquired fee simple title to the Harwin Property.  The receivership order to which the lenders interest is subject will dissolve by its own terms subject to a 45 day winding-up period provided in the receivership order.

On July 23, 2012 the Company’s board of directors approved a sale of the Company’s interest in the Harwin Property to Hartman XIX for $3,272,000 cash.  Entry into a material definitive agreement for the sale is subject to an independent appraisal of the Harwin Property.

Note 6 —

Acquired Lease Intangibles

       We identify and record the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms, which range from 6 months to 10 years.  With respect to the Richardson Heights and Cooper Street Plaza properties, we consider all of the in-place leases to be market rate leases.  For the six months ended June 30, 2012, the Cooper Street Plaza acquisition resulted in the addition of $2,399,223 of acquired lease intangibles.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	June 30, 2012	December 31, 2011
Acquired lease intangible assets:
In-place leases	$5,872,986	$3,473,763
In-place leases – accumulated amortization	(901,981)	(264,732)
Acquired lease intangible assets, net	$4,971,005	$3,209,031

Note 7 —

Accrued Rent and Accounts Receivable, net

	June 30, 2012	December 31, 2011
Tenant receivables	$202,951	$67,857
Accrued rent	22,503	4,981
Allowance for doubtful accounts	(62,461)	(36,791)
Net rent and accounts receivable, net	$162,993	$36,047

Note 8 —

Deferred Leasing Commissions and Loan Costs

Costs which have been deferred consist of the following:

	Deferred Lease Commissions, net	Deferred Loan Costs, Net
Balance at December 31, 2011	$-	$95,153
Additions	576,830	216,469
Amortization	-	(100,717)
Balance at June 30, 2012	$576,830	$210,905

Note 9 —

Note Payable

In connection with the acquisition of the Cooper Street Property, the Company entered into a $30 million revolving credit agreement (the “Credit Facility”) with Texas Capital Bank.  The Credit Facility has an initial borrowing base of $14 million.  The Company initially borrowed $14 million to repay the $9.575 million mortgage note secured by Richardson Heights and $4.425 million for the Cooper Street Property acquisition.  The note bears interest at the lesser of 5.0% per annum or Texas Capital Bank Prime plus 1% per annum.  The interest rate was 5.0% per annum as of June 30, 2012.  Monthly payments of interest only began June 10, 2012.  The loan matures on May 11, 2015.  As of June 30, 2012 the outstanding balance under the Credit Facility is $10,550,000 and the amount available to be borrowed is $3,450,000.  The loan is subject to customary covenants.  As of June 30, 2012 we were in compliance with all loan covenants.  We have requested that Texas Capital Bank provide a formal consent to incur capital costs in excess of the annual covenant amount provided for in the Credit Facility for a substantial new tenant for Richardson Heights.  See Note 14 – Commitments and Contingencies.

Related to the Richardson Heights property acquisition discussed in Note 4, we acquired a $9.575 million mortgage note payable with a bank secured by the Richardson Heights shopping center.  This mortgage note was repaid in connection with the Credit Facility financing.

Note 10 —

Loss Per Share

       Basic earnings per share is computed using net income attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted earnings per share reflect common shares issuable from the assumed conversion of convertible preferred stock into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011 (restated)	2012	2011 (restated)
Numerator:
Net loss attributable to common stockholders	$(656,893)	$(174,340)	$(1,179,835)	$(256,627)
Denominator:
Basic and diluted weighted average shares outstanding	2,427,288	572,106	2,206,568	469,365

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.27)	$(0.30)	$(0.53)	$(0.55)

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

We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of the Company.  We pay property management and leasing commissions to our property manager in connection with the management and leasing of our properties.  For the three months ended June 30, 2012 and 2011 we paid our Property Manager $614,171 and $0, respectively for property management fees and leasing commissions; and, we paid the Advisor $52,521 and $8,412, respectively for asset management fees.  For the six months ended June 30, 2012 and 2011 we paid our Property Manager $641,005 and $0, respectively for property management fees and leasing commissions; and, we paid the Advisor $88,427 and $12,002, respectively for asset management fees.  Acquisition fees paid to our Advisor were $345,692 and $100,538 for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012 and 2011, respectively.  Acquisition fees for the six months ending June 30, 2012 includes $80,380 fee related to the investment in the Haute Harwin note.

       As of June 30, 2012 and December 31, 2011, respectively, the Company had a balance due to the Property Manager of $513,532 and $500,342.

The Company owed the Advisor $144,783 and $56,356 for asset management fees as of June 30, 2012 and December 31, 2011, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if we do not own all or a majority of an asset.

The Company owed $351,267 and $351,813 to Hartman XIX as of June 30, 2012 and December 31, 2011, respectively.  The balance due to Hartman XIX represents undistributed funds from operations due to Hartman XIX with respect to its former ownership interest in the Joint Venture.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company was owed $304,525 and $0 by Hartman Development Fund LLC as June 30, 2012 and December 31, 2011, respectively.  The balance due represents the deposit made by the Company in connection with an on-line auction.

The Company will pay the Dealer Manager up to 7.0% of the gross proceeds of the primary offering for any selling commissions on sales of shares from participating retail broker-dealers, except those issued under the distribution reinvestment plan.  The Company will also pay the Dealer Manager up to 2.5% of its dealer manager fees to participating broker-dealers.  At June 30, 2012 and December 31, 2011, respectively, the Company owed the Dealer Manager $0 and $15,019 for selling commissions and dealer management fees.

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

       As of June 30, 2012, the Company has accepted investors’ subscriptions for and issued 2,556,269 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $25,427,993.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of June 30, 2012 and December 31, 2011, respectively, we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

Share-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three and six months ended June 30, 2012 and 2011, respectively, the Company granted 1,500 and 1,500 shares of restricted common stock and 3,000 and 2,625 shares of restricted common stock, to independent directors as compensation for services, respectively.  We recognized $15,000 and $11,250 for the

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

three months ended June 30, 2012 and 2011 and $30,000 and $26,250 for the six months ended June 30, 2012 and 2011 as share-based compensation expense based upon the estimated fair value per share, respectively.  The Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock issued to each of two executives of Hartman Income REIT Management, the property manager for the Company. We recognized share based compensation expense of $20,000 with respect to these awards based on the amount offering price of $10 per share for the six months ended June 30, 2012.

These amounts are included in general and administrative expenses for the three and six months ended June 30, 2012 and 2011, respectively.

Distributions

During the three and six months ended June 30, 2012 we paid distributions in cash totaling $205,925 and $378,091, respectively.  We paid $74,181 in cash in July 2012 with respect to 2012 distributions declared through June 30, 2012.  During 2011 we paid distributions in cash totaling $253,677.  We issued 4,859.6 distribution reinvestment plan shares in January 2012 with respect to the 2011 distribution declaration.  In 2011 we issued 25,405.1 distribution reinvestment plan shares with respect to 2011 declared distributions.  We issued 7,978.0 such shares in July 2012 with respect to distributions declared through June 30, 2012.

The following table reflects the total cash distributions we have paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter paid	Distribution per Common Share	Total Amount Paid
2012
2nd Quarter	$0.175	$205,925
1st Quarter	0.175	172,166
Total	$0.350	$378,091
2011
4th Quarter	$0.175	$119,000
3rd Quarter	0.175	69,559
2nd Quarter	0.175	44,563
1st Quarter	0.175	20,555
Total	$0.700	$253,677

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

Richardson Heights – Alamo Draft House Lease

On June 26, 2012, the Company through its wholly owned subsidiary Hartman Richardson Heights Properties LLC (“HRHP LLC”), entered in to a lease agreement with the exclusive Alamo Draft House franchisee for the Dallas/Fort Worth area.  Alamo Draft House is a specialized movie theatre concept which combines showings of new release and classic films with dining and other entertainment.  The building and tenant improvement cost for the Alamo Draft House lease is estimated to be approximately $4.8 million.  The City of Richardson, Texas and HRHP LLC have entered into an economic development incentive agreement.  Under the terms of the incentive agreement, the City of Richardson will provide annual grants to be paid in equal installments over a five year period of up to $1.5 million and sales tax grants to be paid annually over the first 10 years of the tenant lease.  Funding for the improvement work will be provided by equity capital together with funds as need under the Company’s Credit Facility.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 –

Subsequent Events

On July 23, 2012 the Company’s board of directors approved a sale of the Company’s interest in the Harwin property to Hartman XIX for $3,272,000 cash.  Entry into a material definitive agreement for the sale is subject to an appraisal of the Harwin property.

Through August 14, 2012, the date these financial statements were available to be issued, the Company has evaluated subsequent events and determined that no such events have occurred subsequent to June 30, 2012 that warrant additional disclosure other than as disclosed in these notes to the consolidated financial statements.

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

Overview

         We were formed as a Maryland corporation on February 5, 2009 to invest in and operate real estate and real estate-related assets on an opportunistic basis. We may acquire a wide variety of commercial properties, including office, industrial, retail, and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In particular, we will focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential. We also may invest in real estate-related securities and, to the extent that our advisor determines that it is advantageous, we may invest in mortgage loans. We expect to make our investments in or in respect of real estate assets located in the United States and other countries. The net proceeds of this offering will provide funds to enable us to purchase properties and other real estate-related investments. As of the date of this Form 10-Q, we have acquired 2 commercial real estate properties located in Richardson and Arlington, Texas.  The number of assets we acquire will depend upon the number of shares sold in the current offering and the resulting amount of the net proceeds available for investment in properties.

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

For the three months ended June 30, 2012 and 2011, the Company incurred a net loss of $656,893 and $174,340, respectively.  For the six months ended June 30, 2012 and 2011, the Company incurred a net loss of $1,179,835 and $256,627, respectively.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2012.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of June 30, 2012 and December 31, 2011, we had an allowance for uncollectible accounts of $62,461 and $36,791, respectively.  For the three months ended June 30, 2012 we recorded bad debt expense in the amount of $14,937 related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  For the six months ended June 30, 2012 we recorded bad debt expense in the amount of $25,670 related to such tenant receivables.  Bad debt expense and any related recoveries are included in property operating expenses.

Deferred Leasing Commissions and Loan Costs

       Leasing commissions are amortized using the straight-line method over the term of the lease agreements.  Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. As of June 30, 2012 no goodwill impairment was recognized.

RESULTS OF OPERATIONS

As of June 30, 2012 we owned 2 retail commercial properties comprising approximately 328,000 square feet plus 3 pad sites.

Net loss – We incurred net losses of $656,893 and $174,340 for the three months ended June 30, 2012 and 2011, respectively.  We incurred net losses of $1,179,835 and $256,627 for the six months ended June 30, 2012 and 2011, respectively.  The net loss for the three months ended June 30, 2012 is primarily attributable to depreciation and amortization expense and asset acquisition fees incurred in connection with the Cooper Street Plaza property acquisition.  For the three and six months ended June 30, 2011 net income attributable to the Richardson Heights property is reflected as equity in earnings of unconsolidated joint venture, net in the accompanying consolidated statements of operations.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three and six months ended June 30, 2012 we had total rental revenues and tenant reimbursements of $782,203 and $1,326,617, respectively.  We had no rental revenues and tenant reimbursements for the three and six months ended June 30, 2011.  Our interest in the Richardson Heights property for the three and six months ended June 30, 2011 is reflected as equity in earnings of unconsolidated joint venture, net in the accompanying consolidated statements of operations.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; depreciation and amortization expense; and, general and administrative expenses.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of the Company.  We pay property management and leasing commissions to our property manager in connection with the management and leasing of our properties.  For the three months ended June 30, 2012 and 2011 we paid our Property Manager $614,171 and $0, respectively for property management fees and leasing commissions; and, we paid the Advisor $52,521 and $8,412, respectively for asset management fees.  For the six months ended June 30, 2012 and 2011 we paid our

Property Manager $641,005 and $0, respectively for property management fees and leasing commissions; and, we paid the Advisor $88,427 and $12,003, respectively for asset management fees.

General and administrative expense - General and administrative expenses were $90,071 and $46,130 for the three months ended June 30, 2012 and 2011, respectively.  General and administrative expenses were $173,811 and $104,533 for the six months ended June 30, 2012 and 2011, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, independent director compensation and other share based compensation.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Acquisition Fees

Acquisition fees were $345,692 and $100,538 for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012 and 2011, respectively.  Acquisition fees for the six months ending June 30, 2012 includes $80,380 fee related to the investment in the Haute Harwin note.

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares.  These costs principally relate to professional and filing fees. For the three months ending June 30, 2012 and 2011 organization and offering costs were $48,806 and $19,038, respectively.  For the six months ending June 30, 2012 and 2011 organization and offering costs were $90,764 and $35,907, respectively.

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

Funds From Operations and Modified Funds From Operations

Funds From Operations (“FFO”) is a non-GAAP financial measure defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, which the Company believes is an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT.  FFO is used by the REIT industry as a supplemental performance measure.  FFO is not equivalent to the Company’s net income or loss as determined under GAAP.

The Company defines FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper").  The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.  The Company’s FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed.  The Company believes that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative.  Additionally, the Company believes it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time.  An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset.  Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred.  While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of the Company’s operations, it could be difficult to recover any impairment charges.

Historical accounting for real estate involves the use of GAAP.  Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP.  Nevertheless, the Company believes that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of the Company’s performance to investors and to management, and when compared year over year, reflects the impact on the Company’s operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.  However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the Company.  The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses.  Management believes these fees and expenses do not affect the Company’s overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, the Company believes that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases.  As disclosed in the prospectus for the Company’s offering (the “Prospectus”), the Company will use the proceeds raised in the offering to acquire properties, and intends to begin the process of achieving a liquidity event (i.e., listing of its common stock on a national exchange, a merger or sale of the Company or another similar transaction) within five to ten years of the completion of the offering.  The Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as Modified Funds From Operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which the Company believes to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above.  MFFO is not equivalent to the Company’s net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if the Company does not continue to operate with a limited life and targeted exit strategy, as currently intended.  The Company believes that, because MFFO excludes costs that the Company considers more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect the Company’s operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of the Company’s operating performance after the period in which the Company is acquiring its properties and once the Company’s portfolio is in place.  By providing MFFO, the Company believes it is presenting useful information that assists investors and analysts to better assess the sustainability of the Company’s operating performance after the Company’s offering has been completed and the Company’s properties have been acquired.  The Company also believes that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.  Further, the Company believes MFFO is useful in comparing the sustainability of the Company’s operating performance after the Company’s offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of the Company’s operating performance after the Company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on the Company’s operating performance during the periods in which properties are acquired.

The Company defines MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010.  The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.  The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

The Company’s MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, the Company excludes acquisition related expenses.  The Company does not currently exclude amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.  Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income.  These expenses are paid in cash by the Company, and therefore such funds will not be available to distribute to investors.  All paid and accrued acquisition fees and expenses negatively impact the Company’s operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the Company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.  Accordingly, MFFO may not be an accurate indicator of the Company’s operating performance, especially during periods in which properties are being acquired.  MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics as the Company.  Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities.  In addition, the Company views fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.  As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of the Company’s business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the advisor if there are no further proceeds from the sale of shares in this offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

The Company’s management uses MFFO and the adjustments used to calculate it in order to evaluate the Company’s performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter.  As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if the Company does not continue to operate in this manner.  The Company believes that its use of MFFO and the adjustments used to calculate it allow the Company to present its performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors.  For example, acquisitions costs are funded from the proceeds of the Company’s offering and other financing sources and not from operations.  By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties.  Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to the Company’s current operating performance.  By excluding such changes that may reflect anticipated and unrealized gains or losses, the Company believes MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of the Company’s performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund its cash needs including its ability to make distributions to its stockholders.  FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of the Company’s performance.  MFFO has limitations as a performance measure in an offering such as the Company’s where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed.  FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that the Company uses to calculate FFO or MFFO.  In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and the Company would have to adjust its calculation and characterization of FFO or MFFO.

The table below reflects FFO in accordance with the NAREIT definition as well as MFFO in the IPA recommended format for the three months and six months ended June 30, 2012 and 2011, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011 (restated)	2012	2011 (restated)
Net loss	(656,893)	(174,340)	(1,179,835)	(256,627)
Depreciation and amortization of real estate assets	375,214	84,855	904,132	117,951
Funds from operations (FFO)	(281,679)	(89,485)	(275,703)	(138,676)

Acquisition related expenses	353,343	100,538	353,343	100,538
Modified funds from operations (MFFO)	71,664	11,053	77,640	(38,138)

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

Cash Flows from Operating Activities

As of June 30, 2012 we owned two real estate properties through our wholly owned subsidiaries.  During the six months ended June 30, 2012, net cash used in operating activities was $1,444,027 versus $144,986 for the six months ended June 30, 2011.  The decrease in cash flow from operating activities is attributable to an increase in net loss from operations, an increase in accounts receivable and decrease in accounts payable and accrued expenses.  We expect cash flows from operating activities to increase in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the six months ended June 30, 2012, net cash used in investing activities was $13,751,900 versus $4,021,500 for the six months ended June 30, 2011 and consisted primarily of cash used to acquire the Cooper Street Property and the Haute Harwin Note in May 2012.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common shareholders.  Net cash provided by financing activities for the six months ended June 30, 2012 and 2011, respectively, were $8,053,198 and $3,660,464 and consisted of the following:

•

$7,986,790 and $4,004,846, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $530,501 and $279,281, respectively; and,

•

$378,091 and $65,101, respectively of net cash distributions, respectively.

Contractual Obligations

Our board of directors has approved our entering into the Advisory Agreement, the Property Management Agreement and the Dealer Management Agreement.  The Advisory Agreement and the Property Management Agreement are renewable annually and will expire on February 9, 2013.  The Dealer Manager Agreement, unless terminated earlier by either party, will remain in effect until it expires which will be concurrently with the termination of the current public offering of common shares.

Off-Balance Sheet Arrangements

       As of June 30, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

         There have been no changes during the Company’s quarter ended June 30, 2012, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 1A. Risk Factors

 None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       As of June 30, 2012, we had issued 2,556,269 shares in the Offering for gross proceeds of $25,427,993, out of which we incurred $1,630,549 in selling commissions and $525,064 in organization and offering costs.  With the net offering proceeds, we have invested a total of $20,012,500 in commercial real estate, including $9,400,000 in the Richardson Heights property and $10,612,500 in the Cooper Street property.

Item 3 Defaults Upon Senior Securities

       None.

Item 4.  Reserved

       None.

Item 5. Other Information

        None.

Item 6.  Exhibits.

10.12 Economic Development Incentive Agreement by and between the City of Richardson, Texas and Hartman Richardson Heights Properties, LLC (FILED HEREWITH)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

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

Date: August 14, 2012

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: August 14, 2012

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)