Form 10-Q/A
period 2012-08-16
Hartman Short Term Income Properties XX, Inc.
filed 2012-08-16
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

     We are filing this Amendment No. 1 to amend our Form 10-Q for the quarter ended June 30, 2012, to include the mandatory XBRL exhibit of our financial statements. We are also including Exhibit 10.12 which is  indicated as being filed with the Form 10-Q. The original filing with the Securities and Exchange Commission on August 14, 2012, is correct other than these exhibits were  left out.  This error may have occurred during file uploading and data processing.

     Other than the inclusion of  XBRL and other exhibits discussed above, our original Form 10-Q remains unchanged.  For the convenience of the reader, this amendment includes those items in our original filing.  This Form 10-Q/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	June 30, 2012	December 31, 2011
Acquired lease intangible assets:
In-place leases	$5,872,986	$3,473,763
In-place leases – accumulated amortization	(901,981)	(264,732)
Acquired lease intangible assets, net	$4,971,005	$3,209,031

Note 7 —

Accrued Rent and Accounts Receivable, net

	June 30, 2012	December 31, 2011
Tenant receivables	$202,951	$67,857
Accrued rent	22,503	4,981
Allowance for doubtful accounts	(62,461)	(36,791)
Net rent and accounts receivable, net	$162,993	$36,047

Note 8 —

Deferred Leasing Commissions and Loan Costs

Costs which have been deferred consist of the following:

	Deferred Lease , net	Deferred Loan Costs, Net
Balance at December 31, 2011	$-	$95,153
Additions	576,830	216,469
Amortization	-	(100,717)
Balance at June 30, 2012	$576,830	$210,905

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

We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of the Company.  We pay property management and leasing commissions to our property manager in connection with the management and leasing of our properties.  For the three months ended June 30, 2012 and 2011 we paid our Property Manager $614,171 and $0, respectively for property management fees and leasing commissions; and, we paid the Advisor $52,521 and $8,412, respectively for asset management fees.  For the six months ended June 30, 2012 and 2011 we paid our Property Manager $641,005 and $0, respectively for property management fees and leasing commissions; and, we paid the Advisor $88,427 and $12,002, respectively for asset management fees.  Acquisition fees paid to our Advisor were $345,692 and  for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012 and 2011, respectively.  Acquisition fees for the six months ending June 30, 2012 includes $80,380 fee related to the investment in the Haute Harwin note.

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