Form 10-Q
period 2012-11-14
Hartman Short Term Income Properties XX, Inc.
filed 2012-11-15
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

☒Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 30, 2012

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

As of   November 12, 2012 there were 3,288,305 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate assets, at cost:
Property	$ 29,845,534	$ 18,968,145
Accumulated depreciation and amortization	(1,750,921)	(352,612)
Real estate assets, net	28,094,613	18,615,533

Cash and cash equivalents	262,056	7,440,362
Accrued rent and accounts receivable, net	294,896	36,047
Deferred loan and leasing commission costs, net	820,275	95,153
Goodwill	249,686	249,686
Subscription proceeds receivables	46,025	-
Prepaid expenses and other assets	407,394	18,942
Real estate assets held for disposition	3,298,561	-
Total assets	$ 33,473,506	$ 26,455,723

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Note payable	$ 7,407,041	$ 9,575,000
Accounts payable and accrued expenses	1,070,242	698,508
Due to related parties	566,989	908,511
Tenants' security deposits	129,232	67,006
Total liabilities	9,173,504	11,249,025

Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.001 par value 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1	1

Common stock, $0.001 par value, 750,000,000 authorized, 3,059,008 shares and 1,813,513 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3,058	1,813

Additional paid in capital	28,503,902	16,902,468

Accumulated distributions and net loss	(4,206,959)	(1,697,584)
Total stockholders' equity	24,300,002	15,206,698
Total liabilities and total stockholders' equity	$ 33,473,506	$ 26,455,723

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
Revenues	2012	2011	2012	2011
		(restated)		(restated)
Rental revenues	$ 717,323	$ -	$ 1,760,880	$ -
Tenant reimbursements and other revenues	317,496	-	600,556	-
Total revenues	1,034,819	-	2,361,436	-

Expenses
Property operating expenses	149,812	-	345,013	-
Asset management and acquisition fees	55,805	100,337	497,574	212,877
Organization and offering costs	4,924	6,785	90,713	42,692
Real estate taxes and insurance	206,610	8,604	531,345	23,398
Depreciation and amortization	498,685	-	1,401,328	-
General and administrative	38,542	46,572	218,817	136,311
Total expenses	954,378	162,298	3,084,790	415,278

Income (loss) before other income (expense) and equity in earnings of unconsolidated joint venture, net	80,441	(162,298)	(723,354)	(415,278)

Other income (expense)
Interest expense	(146,434)	-	(522,474)	-
Other income (expense)	(146,434)	-	(522,474)	-

Loss after other income (expense) and before equity in earnings of unconsolidated joint venture, net	(65,993)	(162,298)	(1,245,828)	(415,278)
Equity in earnings of unconsolidated joint venture	-	(4,154)	-	(7,802)
Loss from continuing operations	$ (65,993)	$ (166,452)	$ (1,245,828)	$ (423,080)

Income from discontinued operations	19,510	-	19,510	-

Net loss	(46,483)	(166,452)	(1,226,318)	(423,080)
Basic and diluted loss per common share:
Loss attributable to common stockholders	$ (0.02)	$ (0.19)	$ (0.50)	$ (0.71)
Weighted average number of common shares outstanding, basic and diluted	2,863,779	855,837	2,429,485	598,189

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock				Accumulated
					Common Stock	Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Subscribed	Capital	and Net Loss	Total
Balance, December 31, 2010	1,000	$1	274,966	$275	100,000	$2,573,210	($580,644)	$2,092,842
Issuance of common shares (cash investment)	-	-	1,500,961	1,500	-	14,966,525	-	14,968,025
Issuance of common shares (non-cash)	-	-	37,586	38	-	363,089	-	363,127
Common shares subscribed	-	-	-	-	(100,000)	-	-	(100,000)
Selling commissions	-	-	-	-	-	(1,000,356)	-	(1,000,356)
Dividends and distributions (stock)	-	-	-	-	-		(288,045)	(288,045)
Dividends and distributions (cash)	-	-	-	-	-	-	(308,501)	(308,501)
Net loss	-	-	-	-	-	-	(520,394)	(520,394)
Balance, December 31, 2011	1,000	$1	1,813,513	$1,813	-	$16,902,468	($1,697,584)	$15,206,698
Issuance of common shares (cash investment)	-	-	1,181,415	1,181	-	11,743,544	-	11,744,725
Issuance of common shares (non-cash)	-	-	64,080	64	-	609,696	-	609,760
Selling commissions	-	-	-	-	-	(751,806)	-	(751,806)
Dividends and distributions (stock)	-	-	-	-	-	-	(631,130)	(631,130)
Dividends and distributions (cash)	-	-	-	-	-	-	(651,927)	(651,927)
Net loss	-	-	-	-	-	-	(1,226,318)	(1,226,318)
Balance, September 30, 2012	1,000	$1	3,059,008	$3,058	-	$28,503,902	($4,026,959)	$24,300,002

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30
	2012	2011
		(restated)
Cash flows from operating activities:
Net Loss	$ (1,226,318)	$ (423,080)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation	45,000	61,250
Depreciation and amortization	1,401,328	-
Amortization of deferred loan costs	118,967	-
Equity in earnings of unconsolidated joint venture, net	-	7,802
Bad debt provision	46,903	-

Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(305,752)	22
Deferred leasing commissions and loan costs	(847,108)	-
Prepaid expenses and other assets	(388,452)	(20,075)
Subscription proceeds receivable	(46,025)	-
Accounts payable and accrued expenses	273,176	(5,048)
Due to related parties	(341,522)	182,881
Tenants' security deposit	62,226	-
Net cash used in operating activities	(1,207,577)	(196,248)

Cash flows from investing activities:
Acquisition deposit	-	-
Additions to real estate	(14,175,950)	-
Investments in affiliate	-	(7,468,500)
Net cash used in investing activities	(14,175,950)	(7,468,500)

Cash flows from financing activities:
Dividend distributions paid in cash	(619,739)	(134,676)
Payment of selling commissions	(751,806)	(580,054)
Repayments on note payable	(16,175,000)	-
Proceeds from refinancing, net	14,007,041	-
Proceeds from issuance of common stock	11,744,725	8,779,588
Net cash provided by financing activities	8,205,221	8,064,858

Net change in cash	(7,178,306)	400,110
Cash at the beginning of period	7,440,362	636,523
Cash at the end of period	$ 262,056	$ 1,036,633

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock from dividend reinvestment plan	$ 589,760	$ 140,853
Cash paid for interest	$ 374,581	$ -

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

As of September 30, 2012, the Company had accepted investor’s subscriptions for, and issued, 2,938,342 shares of the Company’s common stock in its public offering (excluding 19,000 shares issued to an affiliate), resulting in gross proceeds to the Company of $29,185,653.

The management of the Company is through Hartman Advisors LLC (the “Advisor”).  The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc. Management of the Company’s properties is provided by Hartman Income REIT Management, Inc. (“HIR Management” or the “Property Manager”). D.H. Hill Securities LLLP (the “Dealer Manager”) serves as the dealer manager of the Company’s public offering. These parties receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

As of September 30, 2012 we owned 3 commercial properties located in Richardson, Arlington and Houston, Texas comprising approximately 367,000 square feet plus 3 pad sites.

Note 2 —

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2012 and 2011 and for the three months and nine months ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods.  The results of the three months and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Hartman Richardson Heights Properties, LLC for the three months and nine months ended September 30, 2012, and the period from October 31, 2011, the date we acquired control of this subsidiary, to December 31, 2011, and Hartman Cooper Street Plaza, LLC for the period from May 11, 2012, the date this subsidiary acquired the Cooper Street Property, to September 30, 2012.  Prior to October 31, 2011, the financial statements were not consolidated and present only the activity of the Company.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of September 30, 2012 and December 31, 2011 consisted of demand deposits at commercial banks.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2012.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of September 30, 2012 and December 31, 2011, we had an allowance for uncollectible accounts of $83,685 and $36,791, respectively.  For the three months ended September 30, 2012 and 2011, we recorded bad debt expense in the amount of $21,233 and $0, respectively related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  For the nine months ended September 30, 2012 and 2011, we recorded bad debt expense in the amount of $46,903 and $0.  Bad debt expenses and any related recoveries are included in property operating expenses.

Deferred Leasing Commissions and Loan Costs

       Leasing commissions are amortized using the straight-line method over the term of the related lease agreements.  Loan costs are amortized using the straight-line method over the terms of the loans, which approximate the interest method.

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

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees. For the three months ended September 30, 2012 and 2011, such costs totaled $5,681 and $6,785, respectively.  For the nine months ended September 30, 2012 and 2011, such costs totaled $96,445 and $42,692, respectively.

Organization and offering costs will be reimbursed by the Advisor as set forth in the “Costs of Formation and Fees to Related Parties” section of the prospectus, to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of September 30, 2012 the excess of offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $138,300.  No demand has been made of the Advisor for reimbursement as of September 30, 2012 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in-capital.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses.  Advertising costs totaled $3,179 and $0 for the three months ended September 30, 2012 and 2011 and $3,424 and $0 for the nine months ended September 30, 2012 and 2011, respectively.  The Company’s properties are currently marketed under third party leasing agreements.  Marketing costs related to third party leasing are the responsibility of the leasing broker.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2012 and 2011, the Company incurred a net loss of $1,226,318 and $423,080 respectively.  The Company elected to be treated as a REIT beginning in 2011.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of September 30, 2012 and 2011, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months and nine months ended September 30, 2012 and 2011 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

      On April 20, 2011 the Company acquired an additional 15% limited liability company interest in the Joint Venture from Hartman XIX for $2,872,500 cash.  On May 27, 2011 the Company acquired an additional 4% limited liability company interest in the Joint Venture from Hartman XIX for $766,000 cash.  On September 30, 2011 the Company acquired an additional 2% limited liability company interest in the Joint Venture from Hartman XIX for $383,000 cash.  On July 20, 2011 the Company acquired an additional 4% limited liability company interest in the Joint Venture from Hartman XIX for $766,000 cash.  On August 12, 2011 the Company acquired an additional 7% limited liability company interest in the Joint Venture from Hartman XIX for $1,340,500 cash. On September 13, 2011 the Company acquired an additional 7% limited liability company interest in the Joint Venture from Hartman XIX for $1,340,500 cash.  The source of the cash used to acquire the interest of Hartman XIX in the Joint Venture was proceeds from the current public offering of the Company’s common shares.

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

       The Company’s equity in earnings of the unconsolidated investment in Richardson Heights Shopping Center was ($4,154) and ($7,802) for the three and nine months ended September 30, 2011.  Equity in earnings of the consolidated investment in Richardson Heights Shopping Center has been restated for the three months ended September 30, 2011 and the nine months ended September 30, 2011.  The restatement is attributable to the recalculation of depreciation and amortization expense based on the revised final allocation of the purchase price of the property acquired during 2011.  The following tables set forth the previously reported net loss, earnings per share, and accumulated distributions and net loss together with the restated amounts described hereinabove.

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

On August 7, 2012, the Company foreclosed on its investment in the Haute Harwin Note (see Note 5) and converted its ownership in the Harwin Property to fee simple.

As of September 30, 2012, the Company owned 2 retail shopping centers in the DFW metroplex comprising approximately 328,000 square feet plus 3 pad sites.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Real estate assets consist of the following (exclusive of Haute Harwin):

	September 30, 2012	December 31, 2011

Land	$ 7,440,625	$ 4,787,500
Building and improvements	16,675,984	10,706,882
In-place lease value intangible	5,728,925	3,473,763
	$29,845,534	$18,968,145

Less accumulated depreciation and amortization	(1,750,921)	(352,612)

Real estate assets, net	$28,094,612	$18,615,533

Depreciation expense for the three months ended September 30, 2012 and 2011 was $145,367 and $0, respectively.  Depreciation expense for the nine months ended September 30, 2012 and 2011 was $412,249 and $0, respectively.  Amortization expense of in-place lease value intangible was $348,810 and $0 for the three months ended, September 30, 2012 and 2011, respectively.  Amortization expense of in-place lease value was $986,060 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

       Acquisition fees paid to Advisor were $950 and $100,337 for the three months ended September 30, 2012 and 2011, respectively and $354,292 and $212,877 for the nine months ended September 30, 2012 and 2011, respectively.  Acquisition fees paid to Advisor are included in asset management and acquisition fees of the Company’s consolidated statements of operations.

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

The Company acquired the controlling interest in the Joint Venture without the transfer of consideration, as defined in ASC Topic 815, as control was obtained by a distribution of equity to the former controlling interest.  Therefore, as required by ASC Topic 815, in order to determine whether the Company had goodwill or a bargain purchase gain as a result of this transaction, the fair value of the assets acquired and liabilities assumed  is compared to the value of the investment in the acquired entity.  The fair value of the identifiable assets and liabilities assumed were less than the fair value of the investment in the Joint Venture.  As a result we recognized goodwill of $249,686.  None of the goodwill recognized is expected to be deductible for tax purposes.  Management has determined that the goodwill asset has not been impaired as of September 30, 2012 or December 31, 2011, and accordingly no impairment loss has been recorded for the three months and year then ended, respectively.

As further discussed in Note 3, the Company’s interest in the now former Unconsolidated Joint Venture increased from 49% to 100% effective November 1, 2011.  For the period from November 1, 2011 through December 31, 2011 and for the three and nine months ended September 30, 2012, the accounts of Hartman Richardson Heights Properties, LLC are consolidated with the accounts of the Company.  All significant inter-company balances have been eliminated.

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

       On August 7, 2012, the Company foreclosed on its investment in the Haute Harwin Note and converted its ownership in the Harwin Property to fee simple.  The Harwin Property is recorded on the consolidated balance sheets as real estate assets held for disposition, consistent with the board of director’s resolution to sell the property.

       On October 23, 2012 the company’s board of directors reviewed the independent appraisal reflecting as “As Is” fair value of $3.4 million.  Based on the independent appraisal the board of directors amended its offer to sell the Harwin Property to increase the asking price to $3.4 million.  The board of director of Harwin XIX accepted the price modification.  The parties are proceeding to enter into a definitive purchase agreement.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 —

Acquired Lease Intangibles

       We identify and record the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms, which range from 6 months to 10 years.  With respect to the Richardson Heights and Cooper Street Plaza properties, we consider all of the in-place leases to be market rate leases.  For the nine months ended September 30, 2012, the Cooper Street Plaza acquisition resulted in the addition of $2,256,442 of acquired lease intangibles.

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	September 30, 2012	December 31, 2011
Acquired lease intangible assets:
In-place lease value intangible	$5,728,925	$3,473,763
In-place leases – accumulated amortization	(1,250,792)	(264,732)
Acquired lease intangible assets, net	$4,478,133	$3,209,031

Note 7 —

Accrued Rent and Accounts Receivable, net

	September 30, 2012	December 31, 2011
Tenant receivables	$336,506	$67,857
Accrued rent	42,075	4,981
Allowance for doubtful accounts	(83,685)	(36,791)
Net rent and accounts receivable, net	$294,896	$36,047

Note 8 —

Deferred Leasing Commissions and Loan Costs

Costs which have been deferred consist of the following:

	Deferred Lease, Commissions, Net	Deferred Loan Costs, Net
Balance at December 31, 2011	$-	$96,642
Additions	636,439	216,469
Amortization	(4,508)	(124,767)
Balance at September 30, 2012	$631,931	$188,344

Note 9 —

Note Payable

In connection with the acquisition of the Cooper Street Property, the Company entered into a $30 million revolving credit agreement (the “Credit Facility”) with Texas Capital Bank.  The Credit Facility has an initial borrowing base of $14 million.  The Company initially borrowed $14 million to repay the $9.575 million mortgage note secured by Richardson Heights and $4.425 million for the Cooper Street Property acquisition.  The note bears interest at the lesser of 5.0% per annum or Texas Capital Bank Prime plus 1% per annum.  The interest rate was 5.0% per annum as of September 30, 2012.  Monthly payments of interest only began September 10, 2012.  The loan matures on May 11, 2015.  As of September 30, 2012 the outstanding balance under the Credit Facility is $7,400,000and the amount available to be borrowed is $6,600,000.  The loan is subject to customary covenants.  As of September 30, 2012 we were in compliance with all loan covenants.  We have requested that Texas Capital Bank provide a formal consent to incur capital costs in excess of the annual covenant amount provided for in the Credit Facility for a substantial new tenant for Richardson Heights.  See Note 14 – Commitments and Contingencies.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011 (restated)	2012	2011 (restated)
Numerator:
Net (loss) attributable to common stockholders	$(46,483)	$(166,452)	$(1,226,318)	$(423,080)
Denominator:
Basic and diluted weighted average shares outstanding	2,863,779	855,837	2,429,485	598,189

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.02)	$(0.19)	$(0.50)	$(0.71)

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

We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of the Company.  We pay property management and leasing commissions to our property manager in connection with the management and leasing of our properties.  For the three months ended September 30, 2012 and 2011 we paid our Property Manager $114,181 and $0, respectively for property management fees and leasing commissions; and, we paid the Advisor $55,805 and $14,161, respectively for asset management fees.  For the nine months ended September 30, 2012 and 2011 we paid our Property $753,697 and $0, respectively for property management fees and leasing commissions; and, we paid the Advisor $144,232 and $103,926, respectively for asset management fees.  Acquisition fees paid to our Advisor $0 and $86,175 for the three months ended September 30, 2012 and 2011 $354,292 and $108,950 for the nine months ended September 30, 2012 and 2011, respectively.  Acquisition fees for the nine months ending September 30, 2012 includes $80,380 fee related to the investment in the Haute Harwin note.

       As of September 30, 2012 and December 31, 2011, respectively, the Company had a balance due to the Property Manager of $184,132 and $500,342.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company owed the Advisor $37,203 and $56,356 for asset management fees as of September 30, 2012 and December 31, 2011, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if we do not own all or a majority of an asset.

The Company owed $351,446 and $351,813 to Hartman XIX as of September 30, 2012 and December 31, 2011, respectively.  The balance due to Hartman XIX represents undistributed funds from operations due to Hartman XIX with respect to its former ownership interest in the Joint Venture.

The Company was owed $5,792 and $0 by Hartman Development Fund LLC as September 30, 2012 and December 31, 2011, respectively.  The balance due represents the deposit made by the Company in connection with an on-line auction.

The Company will pay the Dealer Manager up to 7.0% of the gross proceeds of the primary offering for any selling commissions on sales of shares from participating retail broker-dealers, except those issued under the distribution reinvestment plan.  The Company will also pay the Dealer Manager up to 2.5% of its dealer manager fees to participating broker-dealers.  At September 30, 2012 and December 31, 2011, respectively, the Company owed the Dealer Manager $0 and $15,019 for selling commissions and dealer management fees.

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

       As of September 30, 2012, the Company has accepted investors’ subscriptions for and issued 2,938,342 shares of the Company’s common stock in its public offering (excluding 19,000 shares issued to an affiliate), resulting in gross proceeds to the Company of $29,185,653.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of September 30, 2012 and December 31, 2011, respectively, we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

Share-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three and nine months ended September 30, 2012 and 2011, respectively, the Company granted 1,500 and 4,500 shares of restricted common stock and 3,000 and 4,125 shares of restricted common stock, to independent directors as compensation for services, respectively.  We recognized $15,000 and $11,250 for the three months ended September 30, 2012 and 2011 and $45,000 and $41,250 for the nine months ended September 30, 2012 and 2011 as share-based compensation expense based upon the estimated fair value per share, respectively.  The Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock issued to each of two executives of Hartman Income REIT Management, the property manager for the Company. We recognized share based compensation expense of $20,000 with respect to these awards based on the amount offering price of $10 per share for the nine months ended September 30, 2012.

These amounts are included in general and administrative expenses for the three and nine months ended September 30, 2012 and 2011, respectively.

Distributions

During the three and nine months ended September 30, 2012 we paid distributions in cash totaling $246,964 and $625,055 respectively.  We paid $88,462 in cash in October 2012 with respect to 2012 distributions declared through September 30, 2012.  During 2011 we paid distributions in cash totaling $253,677.  We issued 4,859.6 distribution reinvestment plan shares in January 2012 with respect to the 2011 distribution declaration.  In 2011 we issued 25,405.1 distribution reinvestment plan shares with respect to 2011 declared distributions.  We issued 9,214.4 such shares in October 2012 with respect to distributions declared through September 30, 2012.

The following table reflects the total cash distributions we have paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter paid	Distribution per Common Share	Total Amount Paid
2012
3rd Quarter	$0.175	$246,964
2nd Quarter	0.17	205,925
1st Quarter	0.175	172,166
Total	$0.350	$625,055
2011
4th Quarter	$0.175	$119,000
3rd Quarter	0.175	69,559
2nd Quarter	0.175	44,563
1st Quarter	0.175	20,555
Total	$0.700	$253,677

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

Richardson Heights – Alamo Draft House Lease

On September 26, 2012, the Company through its wholly owned subsidiary Hartman Richardson Heights Properties LLC (“HRHP LLC”), entered in to a lease agreement with the exclusive Alamo Draft House franchisee for the Dallas/Fort Worth area.  Alamo Draft House is a specialized movie theatre concept which combines showings of new release and classic films with dining and other entertainment.  The building and tenant improvement cost for the Alamo Draft House lease is estimated to be approximately $4.8 million.  The City of Richardson, Texas and HRHP LLC have entered into an economic development incentive agreement.  Under the terms of the incentive agreement, the City of Richardson will provide annual grants to be paid in equal installments over a five year period of up to $1.5 million and sales tax grants to be paid annually over the first 10 years of the tenant lease.  Funding for the improvement work will be provided by equity capital together with funds as need under the Company’s Credit Facility.

Note 15 –

Subsequent Events

On July 23, 2012 the Company’s board of directors approved a sale of the Company’s interest in the Harwin property to Hartman XIX for $3,272,000 cash.  Entry into a material definitive agreement for the sale is subject to an appraisal of the Harwin property.

       On October 23, 2012, the board of directors revised the offer price to $3.4 million which is equal to the appraisal value per the independent appraisal.

On October 16, 2012, the Company acquired a fee simple interest in a 139,609 square foot office building located in Dallas, Texas commonly known as Bent Tree Green (the “Bent Tree Green Property”) through Hartman Bent Tree Green, LLC (“Bent Tree LLC”), a wholly owned subsidiary of the Company.

        Bent Tree LLC acquired the Bent Tree Green Property from Behringer Harvard Bent Tree, LP, an unrelated third party seller, for a purchase price of $12,012,500, exclusive of closing costs.  Bent Tree LLC financed the payment of the purchase price for the Bent Tree Green with (1) proceeds from the Company’s ongoing public offering and (2) loan proceeds drawn under a revolving loan agreement provided by Texas Capital Bank, NA.

Through November 14, 2012, the date these financial statements were available to be issued, the Company has evaluated subsequent events and determined that no such events have occurred subsequent to September 30, 2012 that warrant additional disclosure other than as disclosed in these notes to the consolidated financial statements.

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

Overview

         We were formed as a Maryland corporation on February 5, 2009 to invest in and operate real estate and real estate-related assets on an opportunistic basis. We may acquire a wide variety of commercial properties, including office, industrial, retail, and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In particular, we will focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential. We also may invest in real estate-related securities and, to the extent that our advisor determines that it is advantageous, we may invest in mortgage loans. We expect to make our investments in or in respect of real estate assets located in the United States and other countries. The net proceeds of this offering will provide funds to enable us to purchase properties and other real estate-related investments. As of the date of this Form 10-Q, we have acquired 3 commercial real estate properties.  The number of assets we acquire will depend upon the number of shares sold in the current offering and the resulting amount of the net proceeds available for investment in properties.

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

For the three months ended September 30, 2012 and 2011, the Company incurred a net loss of $46,483 and $166,452, respectively.  For the nine months ended September 30, 2012 and 2011, the Company incurred a net loss of $1,226,318 and $423,080, respectively.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2012.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of September 30, 2012 and December 31, 2011, we had an allowance for uncollectible accounts of $83,685 and $36,791, respectively.  For the three months ended September 30, 2012 we recorded bad debt expense in the amount of $21,233 related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  For the nine months ended September 30, 2012 we recorded bad debt expense in the amount of $46,903 related to such tenant receivables.  Bad debt expense and any related recoveries are included in property operating expenses.

Deferred Leasing Commissions and Loan Costs

       Leasing commissions are amortized using the straight-line method over the term of the lease agreements.  Loan costs are amortized using the straight-line method over the terms of the loans, which approximate the interest method.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. As of September 30, 2012 no goodwill impairment was recognized.

RESULTS OF OPERATIONS

As of September 30, 2012 we owned 3 retail commercial properties comprising approximately 367,000 square feet plus 3 pad sites.

Net Income (loss) – We incurred net losses of $46,483 and $166,452 for the three months ended September 30, 2012 and 2011, respectively.  We incurred net losses of $1,226,318 and $423,080 for the nine months ended September 30, 2012 and 2011, respectively.  The net loss for the nine months ended September 30, 2012 is primarily attributable to depreciation and amortization expense and asset acquisition fees incurred in connection with the Cooper Street Plaza property acquisition.  For the three and nine months ended September 30, 2011 net income attributable to the Richardson Heights property is reflected as equity in earnings of unconsolidated joint venture, net in the accompanying consolidated statements of operations.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three and nine months ended September 30, 2012 we had total rental revenues and tenant reimbursements of $1,034,819 and $2,361,436, respectively.  We had no rental revenues and tenant reimbursements for the three and nine months ended September 30, 2011.  Our interest in the Richardson Heights property for the three and nine months ended September 30, 2011 is reflected as equity in earnings of unconsolidated joint venture, net in the accompanying consolidated statements of operations.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; depreciation and amortization expense; and, general and administrative expenses.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of the Company.  We pay property management and leasing commissions to our property manager in connection with the management and leasing of our properties.  For the three months ended September 30, 2012 and 2011 we paid our Property Manager $114,181 and $0, respectively for property management fees and leasing commissions; and, we paid the Advisor $55,805 and $14,161, respectively for asset management fees.  For the nine months ended September 30, 2012 and 2011 we paid our Property Manager $753,697 and $0, respectively for property management fees and leasing commissions; and, we paid the Advisor $144,232 and $103,926, respectively for asset management fees.

General and administrative expense - General and administrative expenses were $38,542 and $46,572 for the three months ended September 30, 2012 and 2011, respectively.  General and administrative expenses were $218,817 and $136,311 for the nine months ended September 30, 2012 and 2011, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, independent director compensation and other share based compensation.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Acquisition Fees

Acquisition fees were $950 and $100,337 for the three months ended September 30, 2012 and 2011, respectively and $354,292 and $212,877 for the nine months ended September 30, 2012 and 2011, respectively.  Acquisition fees for the nine months ending September 30, 2012 includes $80,380 fee related to the investment in the Haute Harwin note.

The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares.  These costs principally relate to professional and filing fees. For the three months ending September 30, 2012 and 2011 organization and offering costs were $5,681 and $6,785, respectively.  For the nine months ending September 30, 2012 and 2011 organization and offering costs were $96,445 and $42,692, respectively.

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

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that the Company uses to calculate FFO or MFFO.  In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and the Company would have to adjust its calculation and characterization of FFO or MFFO.

The table below reflects FFO in accordance with the NAREIT definition as well as MFFO in the IPA recommended format for the three months and nine months ended September 30, 2012 and 2011, respectively:

	Three months ended		Nine months ended

	2012	2011	2012	2011
		(restated)		(restated)
Net loss	$ (46,483)	$ (166,452)	$ (1,226,318)	$ (423,080)
Depreciation and amortization of real estate assets	498,685	34,767	1,401,328	88,153
Funds from operations (FFO)	452,202	(131,685)	175,010	(334,927)

Acquisition related expenses	950	100,337	354,292	212,877
Modified funds from operations (MFFO)	$ 453,152	$ (31,348)	$ 529,302	$ (122,050)

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

Cash Flows from Operating Activities

As of September 30, 2012 we owned two real estate properties through our wholly owned subsidiaries.  During the nine months ended September 30, 2012, net cash used in operating activities was $1,207,577 versus $196,248 for the nine months ended September 30, 2011.  The decrease in cash flow from operating activities is attributable to an increase in net loss from operations, an increase in accounts receivable and decrease in accounts payable and accrued expenses.  We expect cash flows from operating activities to increase in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the nine months ended September 30, 2012, net cash used in investing activities was $14,175,950 versus $7,468,500 for the nine months ended September 30, 2011 and consisted primarily of cash used to acquire the Cooper Street Property and the Haute Harwin Note in May 2012.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common shareholders.  Net cash provided by financing activities for the nine months ended September 30, 2012 and 2011, respectively, were $8,205,221 and $8,064,858 and consisted of the following:

•

$11,698,700 and $8,779,588, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $766,825 and $580,054 respectively; and,

•

$619,739 and $134,676, respectively of net cash distributions, respectively.

•

($2,167,959) and $0, respectively due to payment of note payable and refinancing.

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

Off-Balance Sheet Arrangements

       As of September 30, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

         There have been no changes during the Company’s quarter ended September 30, 2012, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 1A. Risk Factors

 None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       As of September 30, 2012, we had issued 2,938,342 shares (excluding 19,000 shares issued to an affiliate) in the Offering for gross proceeds of $29,185,653, out of which we incurred $1,853,772 in selling commissions and $529,988 in organization and offering costs.  With the net offering proceeds, we have invested a total of $23,311,061 in commercial real estate, including $9,400,000 in the Richardson Heights property, $10,612,500 in the Cooper Street property and $3,298,561 in the Haute Harwin property.

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

Date: November 14, 2012

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: November 14, 2012

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)