Form 10-Q/A
period 2012-11-15
Hartman Short Term Income Properties XX, Inc.
filed 2012-11-15
CIK 1446687

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

     We are filing this Amendment No. 1 to amend our Form 10-Q for the quarter ended September 30, 2012, to include the mandatory XBRL exhibit of our financial statements. We are also including Exhibit 10.12 which is  indicated as being filed with the Form 10-Q. The original filing with the Securities and Exchange Commission on November 14, 2012, is correct other than these exhibits were  left out.  This error may have occurred during file uploading and data processing.

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