Form 10-K
Hartman Short Term Income Properties XX, Inc.
filed 2013-04-01
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

------------------------------------

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number 000-53912

-----------------------------------------

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
(Exact name of registrant as specified in its charter)

-----------------------------------------

Maryland	26-3455189
(State of Organization)	(I.R.S. Employer Identification Number)

2909 Hillcroft, Suite 420 Houston, Texas
77057
(Address of principal executive offices)	(Zip Code)

(713) 467-2222
(Registrant’s telephone number, including area code)

---------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐⁫

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐⁫

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

There is no established market for the registrant's shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were 2,632,030 shares of common stock held by non-affiliates at June 30, 2012; the last business day of the registrant's most recently completed second fiscal quarter.

As of March 27, 2013, there were 4,177,980 shares of the Registrant’s common shares issued and outstanding.

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

Business Objectives

Our primary investment objectives are to:

•	realize growth in the value of our investments within five years of the termination of our initial offering;
•	to preserve, protect and return your capital contribution;

•	to grow net cash from operations such that more cash is available for distributions to you; and
•

to enable you to realize a return of your investment by beginning the process of liquidating and distributing cash to you, by listing our shares for trading on a national securities exchange or by merging with another Hartman sponsored entity within five years after termination of this offering.

       We intend to begin the process of liquidating our assets, listing our shares by merging with another Hartman sponsored entity within five years of the termination of our initial offering.  We believe that we will require up to 2 to 3 years after the close of our initial offering, acquiring a portfolio of real property assets, up to 5 years to fully lease the properties and bring them to their potential value. After that time, we expect to commence the sale and liquidation of our portfolio or cause our shares to be listed for sale on a national securities exchange. We believe that our projected time table is a short term cycle in the context of a real estate investment fund raising capital, acquiring a portfolio of properties, bringing the properties up to their potential in income and value, and liquidating the portfolio.

Management and Advisory Agreements

      We operate under the direction of our board of directors, the members of which are accountable to us and our shareholders.  Our external advisor is Hartman Advisors, LLC (“Hartman Advisors” or the “Advisor”) which is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.  The key personnel of Hartman Advisors will be involved in the selection, acquisition, financing and disposition of our properties, and raising the capital to purchase.  The key personnel of our advisor have extensive experience in selecting and operating commercial real estate and in operating investment entities that acquire commercial real estate.  Our property manager is Hartman Income REIT Management, Inc. (“HIR Management” or the “Property Manager”) which is responsible for maintaining and operating our properties.  HIR Management is the wholly owned second tier subsidiary of Hartman Income REIT, Inc. (“HIREIT”), a real estate investment trust that has investment objectives that in many material respects are similar to those that we employ.

Offering and Structure

       On February 9, 2010, we commenced our initial public offering (the “Offering”) to sell a maximum of 25.0 million shares of common stock at a price of $10 per share (the “Primary Offering”) and 2.5 million shares of common stock available pursuant to our dividend reinvestment plan. We also have 5.0 million shares of our common stock reserved for issuance under our stock incentive plan. Our Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 9, 2010 and we began offering shares of our common stock for sale to the public as of that date.

We issued 1,000 shares of convertible preferred stock to our Advisor on February 5, 2009 for $10 per share.  We issued 19,000 shares of our common stock to Hartman XX Holdings, Inc. on February 5, 2009 for $10 per share.  On December 20, 2010 we had received and accepted sufficient subscriptions of our shares of common stock to meet the minimum requirements of our Primary Offering.  Our Offering was originally set to expire on February 9, 2012. As permitted under Rule 415 of the Securities Act of 1933, on January 24, 2012, our Board of Directors approved an extension of our Offering of up to 25.0 million shares of common stock and up to 2.5 million shares of common stock pursuant to our distribution reinvestment program until February 9, 2013. We reserve the right to reallocate the shares of common stock registered in our Offering between the Primary Offering and the distribution reinvestment program. We may terminate our Offering at any time.

On December 7, 2012 we filed a registration statement on Form S-11 (the “Follow-On Offering”) with the U.S. Securities and Exchange Commission (the “SEC”) to register 20.0 million shares of our common stock (exclusive of shares of common stock to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), for aggregate gross offering proceeds of $200.0 million, pursuant to a follow-on offering to our Offering. As permitted by Rule 415 under the Securities Act of 1933, we are continuing our Primary Offering until the earlier of August 8, 2013 or the date the SEC declares the registration statement for the Follow-On Offering effective.

Allied Beacon Partners, Inc. (formerly American Beacon Partners, Inc.) served as the dealer manager of our Primary Offering from February 5, 2009 to February 1, 2012.  Effective February 1, 2012, D.H. Hill Securities, LLLP succeeded Allied Beacon Partners, Inc. as the dealer manager for the Offering.

Shares of our common stock are not currently listed on a national securities exchange. Although we do not currently intend to so, we may subsequently seek to list our shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of our stockholders. We do not anticipate that there will be any market for our shares of common stock until they are listed for trading. In the event we do not obtain listing prior to the tenth anniversary of the completion or termination of our Primary Offering, our charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the Company.

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

Website

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding our officers, directors or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website (www.hi-reit.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  We have also made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Materials on our website are not part of our Annual Report on Form 10-K.  The SEC maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements and other filings with the SEC.  Access to these filings is free of charge.

Item 1A.     Risk Factors

 The following describes risk factors which we believe are applicable to the Company:

•

There is no public trading market for our shares, and we cannot assure you that one will ever develop.  Until our shares are listed, if ever, you may not sell your shares unless the buyer meets the applicable suitability and minimum purchase standards.  Furthermore, if we do not achieve our goal of commencing a liquidation or listing within five years after the termination of this offering, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily with minimum loss.  In addition, our charter prohibits the ownership of more than 9.8% of our outstanding shares of common or preferred stock by any stockholder, unless exempted by our board of directors.  Until our shares are publicly traded, you will have difficulty selling your shares, and even if you are able to sell your shares, you will likely have to sell them at a substantial discount.

•

Our board of directors arbitrarily set the offering price of our shares of common stock, and this price bears no relationship to the book or net value of our assets or to our expected operating income.  Pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the rules of the Financial Industry Regulatory Authority (FINRA), we will provide annual estimates of the current value of a share of our common stock.  Until eighteen months after the offering of our shares (unless a subsequent offering is underway within eighteen months of the close of the offering, in which case the price at which our shares are then being offered will apply), we intend to use the offering price of shares in our most recent primary offering as the estimated value of a share of our common stock (unless we have sold assets and made special distributions to stockholders of net proceeds from such sales, in which case the estimated value of a share of our common stock will equal the offering price less the amount of those special distributions constituting a return of capital).  This valuation method may not result in an estimated per share value that accurately reflects the proceeds you would receive upon liquidation or upon the sale of your shares.  Thereafter our board will determine the value of our common stock based on the latest data concerning our properties’ then current fair market value, as estimated by our board, and based on the amount and terms of any debt that we may issue and any classes of senior preferred stock that we may issue.  The board may but need not employ an independent appraiser to assist with the valuation of the properties.  If we engage in a subsequent offering of our shares, we will rely on the offering price of our shares to value our shares during that offering.

•

We have a limited operating history, and the prior performance of real estate investment programs sponsored by affiliates of our advisor may not be an indication of our future results.

•

The offering is a “blind pool” offering.  We currently have continuing operations from only three properties.  Except as disclosed in this report, we may not identify any additional assets to acquire with proceeds from our offering.  You will not have the opportunity to evaluate our investments prior to our making them.  You must rely totally upon our advisor’s ability to select our investments.

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

•

Acquisition and ownership of real estate is subject to risks associated with environmental hazards.  We may be liable for environmental hazards at our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons.  Some of the properties that we plan to develop or acquire may include facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages.  As a result, we may be expected to regularly incur environmental clean up costs.  We intend to include in the leases that we enter with future tenants, an agreement for such tenants to indemnify us from all environmental liabilities arising from their activities at such property during the term of the lease.  Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we cannot be assured that we will not be held liable for environmental clean up at our properties, including environmental damages at sites we own and lease.  As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties.  Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and our future tenants may not have sufficient resources to pay their environmental liabilities.

•

The number of investments that we will make and the diversification of those investments will be reduced to the extent that we sell less than the maximum offering of 20,000,000 shares. If we sell substantially less than the maximum offering amount of 20,000,000 shares, we will make fewer acquisitions and the value of your investment may fluctuate more widely with the performance of these specific investments. There is a greater risk that you will lose money in your investment if we cannot diversify our portfolio.

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

•

Until the proceeds from the offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, some or all of our distributions will be paid from other sources, such as from the proceeds of the offering or other offerings, cash advances to us by our advisor, cash resulting from a deferral of asset management fees, and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow, which may reduce the amount of capital we ultimately invest in assets, and negatively impact the return on your investment and the value of your investment.  There is no limit on the amount of offering proceeds we may use to fund distributions.

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

•

We expect that cash distributions to you will generally be paid from cash available or anticipated from the operating cash flows of our investments in properties or other real estate related assets.  To the extent that cash flow from operations is insufficient to make distributions to you, we have paid and may continue to pay, some or all of our distributions from sources other than cash flow from operations, including proceeds from subscription proceeds, asset sales or borrowings.  To the extent distributions are paid from sources other than cash flow from operations, we may have less capital available to invest in real estate and other real estate related investments. This may negatively impact our ability to make investments, reduce current returns and negatively impact the value of your investment.

•

Because we have paid and may continue to pay distributions from sources other than cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our operating cash flows.  Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because distribution funds may exceed our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operating activities, distributions may be treated as a return of your investment and could reduce your basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon disposition of his or her shares, which in turn could result in greater taxable income to such stockholder. In addition, as of December 31, 2012, we had paid distributions in excess of our cash flow from operating activities, as defined by accounting principles generally accepted in the United States of America (“GAAP”), and we may continue to pay distributions in excess of our cash flow from operations in the future.

•

For the years ended December 31, 2012, 2011 and 2010 our distribution coverage, defined as distributions paid divided by our modified funds from operations (“MFFO”) was 245%, 860% and 0%, respectively.  MFFO is a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate investments.  MFFO is more fully described in Item 7 – Management’s Discussion and Analysis of Financial Condition under the caption Funds From Operations and Modified Funds From Operations.

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

•

We believe the deteriorating business conditions which have recently affected the locations in which we operate, including the impact of the slowing U.S. economy, the weak U.S. dollar and the high and volatile fuel prices, could adversely affect our tenants and may make it difficult for our tenants to pay the rent due to us.  A failure by our tenants to pay rents to us may cause us to continue to experience losses or cause our losses to increase.

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

Item 1B.   Unresolved Staff Comments

      Not applicable.

Item 2.      Properties

General

As of December 31, 2012, we owned 3 commercial properties in the Dallas, Texas metropolitan area.  As of that date we also owned a retail shopping center located in Houston, Texas which is being held for resale to an affiliate of the Company.  See Item 13 under the caption - Currently Proposed Transactions.

We intend to acquire, develop and own other commercial, retail, industrial, and warehouse real estate and real estate-related assets.  Our properties may be existing, income-producing properties developed by an affiliate of our advisor, newly constructed properties or properties under development or construction.

We may invest in a wide variety of light commercial properties, including, without limitation, office buildings, business and industrial parks, manufacturing facilities, single-tenant properties, warehouses and distribution facilities.  We may purchase properties that have been constructed and have operating histories, are newly constructed, are under development or construction, or are not yet developed.  Additionally, as a property reaches what we believe to be its optimum value, we will consider disposing of the property and may do so for the purpose of either distributing the net sale proceeds to our stockholders or investing the proceeds in other properties that we believe may produce a higher overall future return to our investors.  We anticipate that such dispositions typically would occur during the period from three to six years after the termination of the offering.  However, we may consider investing in properties with a different anticipated holding period in the event such properties provide an opportunity for an attractive overall return.

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

We do not and will not directly manage our properties.  The management of our properties will be through Hartman Income REIT Management, Inc.  Our property management agreement is renewable annually.  Our Board of Directors has approved the renewal of the property management agreement which will expire on February 9, 2014.

Our tenants consist of national, regional and local businesses.  In addition to property management, the Property Manager is also responsible for leasing our properties.

Substantially all of our revenues consist of base rents and expense recoveries under leases that generally have terms that range from less than one year to 9 years.  Approximately 48% of existing leases as of December 31, 2012 contain “rent bump” rental provisions which provide for increases in base rental amounts over the term of the lease.

The following table summarizes certain information relating to our properties as of December 31, 2012:

Commercial Properties	Gross Leasable Area	Average Occupancy as of 12/31/2012	Annualized Base Rental Revenue	Average Annualized Base Rental Revenue Per Sq Ft
Retail	329,129	60.4%	$ 2,769,568	$ 13.94
Office	139,609	63.8%	1,564,557	17.56
Total	468,738	61.1%	$ 4,334,125	$ 15.14

As of December 31, 2012, we had 3 properties that accounted for 100% of total gross revenue from continuing operations.  As of December 31, 2012, the Company had $15.0 million of debt outstanding under a $30.0 million revolving credit facility provided by a bank.  As of December 31, 2012 the borrowing base of our credit facility was $20.0 million, including a $2.0 million restricted borrowing base component for the Richardson Heights Property.  Borrowings under the revolving credit facility bear interest at the lesser of 5.0% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 5.0% per annum as of December 31, 2012.  Monthly payments of interest only began November 10, 2012.  The loan matures on May 9, 2015.  As of December 31, 2012 the outstanding balance under the Credit Facility is $15.0 million and the amount available to be borrowed is $3.0 million, exclusive of the $2.0 million restricted borrowing base.  The revolving credit facility is secured by three (3) properties.

Location of Properties

All three of our properties which represent continuing operations are located in the Dallas metropolitan statistical area (“MSA”).

We believe the Dallas-Fort Worth-Arlington MSA’s long-term outlook remains positive, although economic growth had suffered through 2011.  While its cost advantages are slowly eroding and competition has increased with other regional centers such as Houston and Atlanta, the Dallas market’s skilled labor force, high per capita income, affordable housing and strong demographic trends will help maintain its position as one of the nation’s top performers.

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2012:

Property Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2012	Annualized Base Rental Revenue	Average Base Rental Revenue Per Sq. Ft.	Average Net Effective Annual Base Rent Per Leased Sq. Ft.
Retail:
Richardson Heights	Richardson	1958	201,433	47%	$ 1,475,181	$ 15.60	$ 17.17
Cooper Street Plaza	Arlington	1992	127,696	92%	1,294,387	11.03	11.37
Total – Retail			329,129	64%	2,769,568	13.07	14.06

Office:
Bent Tree Green	Dallas	1983	139,609	63%	$ 1,564,557	$ 17.80	$ 18.74

Total			468,738	64%	$ 4,334,125	$ 14.46	$ 15.36

Significant Tenants

The following table sets forth information about our five largest tenants as of December 31, 2012:

Tenant Name	Location	Annualized Rental Revenue	Percentage of Total Annualized Base Rental Revenues	Initial Lease Date	Year Expiring
Purdy-McGuire, Inc.	Dallas	$ 361,958	8.3%	10/30/2008	2019
K&G Men’s Company Inc.	Arlington	338,335	7.8%	07/01/2007	2017
Home Depot USA Inc.	Arlington	304,632	7.0%	05/01/2002	2023
Dental One Inc.	Dallas	278,802	6.4%	02/01/2009	2016
TJ Maxx #236	Richardson	265,553	6.1%	03/01/1988	2015
		$ 1,549,280	35.6%

Lease Expirations

The following table shows lease expirations for our properties as of December 31, 2012 during each of the next ten years, assuming the exercise of renewal options:

				Annualized Base Rent
		Gross Leasable Area		as of December 31, 2012
Year	Number of Leases	Approximate Square Feet	Percent of Total Occupied	Amount	Percent of Total
2013	6	22,730	7.6%	$ 418,551	9.6%
2014	3	23,906	8.0%	195,056	4.5%
2015	11	51,552	17.3%	692,276	15.9%
2016	9	41,605	14.0%	625,166	14.3%
2017	12	68,034	22.9%	1,009,466	23.1%
2018	3	7,213	2.4%	140,889	3.2%
2019	4	34,677	11.7%	605,180	13.9%
2020	1	-	-%	61,727	1.4%
2021	-	-	-%	-	-%
2022	3	-	-%	104,664	2.4%
Total	52	249,717	83.9%	$ 3,852,975	88.3%

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

     There is currently no established public market in which our common shares are traded.  As of December 31, 2012, we had 3,538,682 common shares issued and outstanding.

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

For the year ended December 31, 2012 we received four requests for share redemption pursuant to the terms of the share redemption program.  We redeemed 36,000 shares at $10.00 per share.  Each of the requests was made on account of the death of the investor.  For the period from our effective date (February 9, 2009) to December 31, 2012 we have received and fulfilled four share redemption requests representing 36,000 of our common shares.  All of the requests were made on account of the death of the investor and each request was redeemed at the subscription price of $10.00 per common share.  The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2012 we have no unfilled redemption requests.

Distribution Policy

We elected to be taxed and qualified as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2011.  As a REIT we are required to distribute annually 90% of our taxable income (excluding capital gains) to our stockholders.  One of our primary goals is to pay regular monthly distributions to our stockholders.

For federal income tax purposes, distributions to commons stockholders are characterized as ordinary dividends, capital gain distributions or nontaxable distributions.  To the extent that we make distributions in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital which reduces the tax basis of each share of common stock held by a U.S. stockholder.  The amount of distributions in excess of a U.S. stockholder’s tax basis will be a taxable gain realized upon the sale of the stockholders’ shares.

      The following table shows the character of distributions paid to our common shareholders in total and on a per share basis during the years ended December 31, 2012 and 2011:

	Total Distributions Paid	Distributions Paid per Common Share	Nontaxable Distributions	Ordinary Dividends
2012	$1,759,516	$0.70	$0.66	$0.04
2011	$495,555	$0.70	$0.70	$0.00

Omnibus Stock Incentive Plan

The Hartman Short Term Income Properties XX, Inc. Omnibus Stock Incentive Plan, our stock incentive plan, was adopted by our board of directors and approved by our stockholders prior to the consummation of this offering. The stock incentive plan permits us to make grants of "incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards" within the meaning of Section 422 of the Code, or any combination of the foregoing.  We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares.  The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.  Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.

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

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2012, 2011 and 2010.  Certain information in the table has been derived from the Company’s audited financial statements and notes thereto.  This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15, the Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  During the period from the Company’s date of inception on February 5, 2009 to December 28, 2010, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in offering and organizational activities.  The Company made its initial real estate related investment on December 28, 2010.  During 2011 the Company acquired additional interest in the Richardson Heights Shopping Center from Hartman XIX and, effective November 1, 2011 owned 100% of the property.  In May 2012 and October 2012, respectively, the Company acquired the Cooper Street Plaza Shopping Center and the Bent Tree Green office building.

	As of December 31,
Balance Sheet Data	2012	2011	2010
Total real estate assets, at cost	$ 42,316,291	$ 18,968,145	$ -
Total real estate assets , net	39,783,190	18,615,533	-
Total assets	44,831,501	26,455,723	2,553,264
Notes payable	15,000,000	9,575,000	-
Total liabilities	17,546,000	11,249,025	460,422
Total stockholders’ equity	$ 27,285,501	$ 15,206,698	$ 2,092,842

	For the years ended December 31,
	2012	2011	2010
Operating Data
Total revenues	$ 3,611,616	$ 354,048	$ -
Net loss	(2,111,037)	(520,394)	(247,191)
Net loss per common share – basic and diluted	(0.80)	(0.61)	(5.31)

Other Data
Cash flow provided by (used in)
Operating activities	$ 166,764	$ (153,830)	$ 78,404
Investing activities	(26,951,817)	(6,654,339)	(1,915,000)
Financing activities	$ 19,406,585	$ 13,612,008	$ 2,472,019

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were formed as a Maryland corporation on February 5, 2009 to invest in and operate real estate and real estate-related assets on an opportunistic basis.  We may acquire a wide variety of commercial properties, including office, industrial, retail, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In particular, we will focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential.  We also may invest in real estate-related securities and, to the extent that our advisor determines that it is advantageous, we may invest in mortgage loans.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries.  The net proceeds of the offering will provide funds to enable us to purchase properties and other real estate-related investments.  As of the date of this Form 10-K, we have acquired three commercial real properties and one commercial real property that is being held for resale.  We do not consider a contract to acquire a property to be a material definitive contract until such time as any earnest money deposit becomes at risk.  The number of assets we acquire will depend upon the number of shares sold in the offering and the resulting amount of the net proceeds available for investment in properties.  See “Risk Factors.”

We elected under Section 856(c) of the Internal Revenue Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2011.  Once qualified as a REIT for federal income tax purposes; we are not generally be subject to federal income tax.  Once having made an election to be taxed as a REIT should we later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to operate so as to remain, thereafter qualified as a REIT for federal income tax purposes.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  We believe the following are our more critical accounting policies due to the significance, subjectivity and judgment used in determining our estimates included in the preparation of our consolidated financial statements. See also Note 2 of the Notes to Consolidated Financial Statements for a discussion of the application of these and other accounting policies. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate based upon the circumstances.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles are included in intangible lease assets in the consolidated balance sheets and are amortized to expense over the remaining term of the respective leases.

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

Depreciation and amortization

       Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.  In-place leases are amortized using the straight-line method over the weighted years calculated on terms of all of the leases in-place when acquired.

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2012 and 2011.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2012 and 2011, we had an allowance for uncollectible accounts of $163,302 and $36,791, respectively.  For the years ended December 31, 2012 and for the period from November 1, 2011 to December 31, 2011, we recorded bad debt expense in the amount of $126,511 and $36,791 related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses.

Deferred Leasing Commissions and Loan Costs

       Leasing commissions are amortized using the straight-line method over the term of the related lease agreements.  Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. For the years ended December 31, 2012 and 2011 no goodwill impairment was recognized.

RESULTS OF CONTINUING OPERATIONS

As of December 31, 2012, we owned 3 commercial real properties comprising approximately 469,000 square feet plus 3 pad sites.  As of that date we also owned a retail shopping center located in Houston, Texas which is being held for resale to an affiliate of the Company.  See Item 13 under the caption - Currently Proposed Transactions.  As of December 31, 2011, we owned 1 retail commercial property comprising approximately 201,000 square feet plus 3 pad sites.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the year ended December 31, 2012 we had total rental revenues and tenant reimbursements of $3,611,616.  For the year ended December 31, 2011 we had total rental revenues and tenant reimbursements of $354,048 from the Richardson Heights property which we fully owned as of November 1, 2011.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; depreciation and amortization expense; and, general and administrative expenses.

Fees to affiliates – We paid acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of the Company.  Asset management fees were $219,001 and $56,357 for the years ended December 31, 2012 and 2011, respectively.  Acquisition costs were $649,005 and $430,875 for the years ended December 31, 2012 and 2011, respectively, related to the acquisition of our properties.  We paid property management and leasing commissions to our property manager in connection with the management and leasing of our properties.  For the years ended December 31, 2012 and 2011 we paid our Property Manager $170,491 and $17,450, respectively for property management fees and $660,888 and $0, respectively for leasing commissions.

General and administrative expenses - General and administrative expenses were $328,756 and $162,104 for the years ended December 31, 2012 and 2011, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs - The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares.  These costs principally relate to professional and filing fees. As of December 31, 2012, such costs totaled $621,693 and have been expensed as incurred since February 5, 2009, date of inception.  For the years ending December 31, 2012 and 2011 organization and offering costs were $136,321 and $51,806, respectively.

Net loss – We incurred net losses of $2,111,037 and $520,394 for the years ended December 31, 2012 and 2011, respectively.  The net loss for the year ended December 31, 2012 is primarily attributable to (i) acquisition fees incurred with the acquisition of the Cooper Street and Bent Tree Green properties; (ii) depreciation and amortization expense related to the properties owned; and, (iii) organization and offering costs incurred in connection with our public offering.

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

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the table below for the years ended December 31, 2012, 2011 and 2010.  FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Year Ending December 31,
	2012	2011		2010
Net loss	$(2,111,037)	$(520,394)		$(247,191)
Depreciation and amortization of real estate assets	2,180,489	655,185	(1)	323
Gain on re-measurement	-	(508,047)		-
Funds from operations (FFO)	69,452	(373,256)		(246,868)

Acquisition related expenses	649,005	430,875		47,875
Modified funds from operations (MFFO)	$718,457	$57,619		$(198,993)

(1)

Includes depreciation and amortization of real estate included in equity in earnings of unconsolidated joint venture, net

Distributions

      The following table summarizes the annual distributions we paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the period from January 2011 (the month we first paid distributions) through December 31, 2012:

Period	Cash (1)	DRIP (1) (3)	Total	Net Cash Provided by (used in) Operating Activities
Period From inception to December 31, 2010(2)	$-	$-	$-	$78,404
First Quarter 2011	$20,555	$20,363	$40,918	$(80,884)
Second Quarter 2011	$44,563	$50,974	$95,537	$(64,102)
Third Quarter 2011	$69,559	$69,516	$139,075	$(51,262)
Fourth Quarter 2011	$119,000	$101,025	$220,025	$42,418
First Quarter 2012	$174,784	$149,574	$324,358	$(513,052)
Second Quarter 2012	$208,865	$194,091	$402,956	$(930,975)
Third Quarter 2012	$236,090	$246,096	$482,186	$236,450
Fourth Quarter 2012	$271,424	$278,592	$550,016	$1,374,341
Total	$1,144,840	$1,110,231	$2,255,071	$91,338

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days following the end of such month.

(2)

Distributions accrued for the period from December 27, 2010 through December 31, 2010 were paid on January 20, 2011, the date we first paid a distribution.

(3)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the year ended December 31, 2012, we paid aggregate distributions of $1,759,516. During the same period, cash provided by operating activities was $166,764 and our modified funds from operations, or MFFO, was $718,457.   For the year ended December 31, 2011, we paid aggregate distributions of $495,555, our net cash used in operating activities was $153,830 and our MFFO was $57,619.  For the period from inception to December 31, 2012, we paid aggregate distributions of $2,255,071.  Of the $2,255,071 in distributions we paid in the period from January 20, 2011 (the date we first paid distributions) to December 31, 2012, $1,144,840, or approximately 51% was paid in cash, and $1,110,231, or approximately 49%, was paid pursuant to our distribution reinvestment plan in the form of additional shares of common stock.  Of the $2,255,071 in distributions we paid to our stockholders from inception to December 31, 2012, approximately

26% was attributable to MFFO and approximately 74% constituted a return of capital funded from offering proceeds.  Our net loss from our inception through December 31, 2012 was $3,210,608.  For the period from inception through December 31, 2012, net cash used in operations was $91,338.  From inception through December 31, 2012, MFFO was $245,097.  For a discussion of how we calculate FFO and MFFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations” hereinabove.

The tax composition of our distributions declared for the years ending December 31, 2012 and 2011 was as follows:

	2012	2011
Ordinary Income	6%	0%
Return of Capital	94%	100%
Total	100%	100%

Liquidity and Capital Resources

 As of December 31, 2012, the Company had issued 3,388,690 shares of common stock in its public offering, resulting in gross proceeds to the Company of $33,517,675.

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

We intend to borrow money to acquire properties and make other investments.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  We do not expect that the maximum amount of our indebtedness will exceed 300% of our “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under the offering or any subsequent offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.  Our policy of limiting the aggregate debt to equity ratio to 50% relates primarily to mortgage loans and other debt that will be secured by our properties.  The NASAA guideline limitation of 300% of our net assets includes secured and unsecured indebtedness that we may issue.  We do not anticipate issuing significant amounts of unsecured debt and therefore we intend to limit the balance of our borrowings to 50% of the purchase prices, in the aggregate, of our property portfolio.

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

Cash Flows from Operating Activities

As of December 31, 2012 we had continuing operations from three commercial real estate properties versus one property owned as of the end of 2011.  During the year ended December 31, 2012, net cash provided by operating activities was $166,764 versus $153,830 net cash used in operating activities for the year ended December 31, 2011.  The primary increase in cash flow from operating activities is attributable to the increase in the number of operating properties owned by the Company.  We expect cash flows from operating activities to increase in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the year ended December 31, 2012, net cash used in investing activities was $26,951,817 versus $6,654,339 for the year ended December 31, 2011 and consisted primarily of cash used for the acquisition of the Cooper Street and Bent Tree Green properties, the acquisition of real estate assets that are being held for resale, and an earnest money deposit for a property to be acquired in the first quarter of 2013.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common shareholders.  Net cash provided by financing activities for the years ending December 31, 2012 and 2011, respectively, was $19,406,585 and $13,612,008 and consisted of the following:

•

$15,167,958 and $13,867,669, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $908,514 and $1,000,356, respectively; and,

•

$5,130,868 and $0, respectively of cash provided by net refinancing of notes payable; and,

•

$892,241 and $252,207, respectively of net cash distributions, after giving effect to distributions reinvested by shareholders of $924,827 and $288,045, respectively.

Discontinued Operations

During the year ended December 31, 2012 we acquired a retail shopping located in Houston, Texas (the “Harwin Property”).  Subsequent to the acquisition of the Harwin Property, our board of directors approved the sale of the property to an affiliate of the Company (See Item 13 – Currently Proposed Transactions).  The Harwin Property is accounted for as a discontinued operation in the accompanying consolidated financial statements.  For the year ending December 31, 2012 the loss from discontinued operations was $27,253.

Contractual Obligations

Our board of directors has approved our entering into the Advisory Agreement, the Property Management Agreement, and the Dealer Management Agreement.

Off-Balance Sheet Arrangements

     As of December 31, 2012 and 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risks

We will be exposed to interest rate changes primarily as a result of short and long-term debt used to acquire properties and make loans and other permitted investments.  Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Item 8.     Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

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

During the term of RBSM’s engagement and through November 3, 2011, the Company did not have any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RBSM’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the term of RBSM’s engagement and through November 3, 2011, there were no reportable events, as defined in Item 304(a) (1) (v) of Regulation S-K.

The Company provided RBSM with a copy of the disclosure required under Item 4.01 together with a request to furnish a letter addressed to the Securities & Exchange Commission stating whether or not they agreed with the above statements.

On October 7, 2011 (the “Engagement Date”), the Company engaged Weaver and Tidwell, L.L.P. (“Weaver”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2011. The decision to engage Weaver as the Company’s independent registered public accounting firm was approved by the Audit Committee of the Company’s Board of Directors.

During the two fiscal years preceding and through the Engagement Date, the Company has not consulted with Weaver regarding either:

(1) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Weaver concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(2) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A(T).     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K, as of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies.  Based on that evaluation, the CEO and CFO concluded that as of December 31, 2012, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

        There have been no changes during the Company’s quarter ended December 31, 2012, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Allen R. Hartman	61	Chairman of the Board, Chief Executive Officer and President
Louis T. Fox, III	52	Chief Financial Officer and Treasurer
James H. Stokes, Jr.	55	General Counsel and Secretary
Jack I. Tompkins	66	Independent Director
Richard R. Ruskey	58	Independent Director

Allen R. Hartman, age 61, has served as our CEO and Chairman of our Board of Directors as well as President of our advisor, Hartman Advisors, and our property manager, HIR Management since our inception in February, 2009. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Over the next 24 years, Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 20 privately offered programs and one publicly offered program that invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman

Management into Hartman Income REIT Management, a wholly owned subsidiary of HIREIT. Currently Mr. Hartman oversees a staff of approximately 60 employees who manage 36 commercial properties encompassing over 4.8 million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program. Mr. Hartman attended the University of Colorado and studied Business Administration.

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

Louis T. Fox, III, age 52, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our advisor and our property manager. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining Hartman Management (now, HIR Management) in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. Fox is a former practicing certified public accountant. He received a Bachelor of Arts degree in accounting from the University of Texas at San Antonio. He started his career as a tax accountant with Arthur Andersen & Co.

James H. Stokes Jr., age 55, is our General Counsel and Secretary. Mr. Stokes also serves as General Counsel for both our advisor and property manager. In this capacity, Stokes manages our advisor’s in-house legal department and is responsible for all legal matters affecting the Hartman companies. Before joining Hartman Management, (now HIR Management) in September, 2006, Stokes spent over 20 years in his own private law practice, primarily in real estate, corporate law, bankruptcy and civil litigation. He also served as a branch manager for First Colony Commonwealth Title Company and American National Title. Stokes graduated from the University of Texas with a B.A. degree from the Plan II honors program in 1978 and continued his education at the University of Texas School of Law where he received his J.D in 1981.

Jack I. Tompkins, age 66, has served as an independent director of the Company since our inception in February, 2009.  Mr. Tompkins has served since 1998 as Chairman & CEO of ARTA Equity Advisors, L.L.C., which was formed to engage in various entrepreneurial opportunities. After obtaining his MBA from Baylor University, Mr. Tompkins began his career with Arthur Young & Co., working as a certified public accountant there for three years before joining Arthur Andersen, L.L.P., where he was elected to the partnership in 1981 and served until 1988. While at Andersen he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. From 1988 until October 1996, Mr. Tompkins served as Chief Financial Officer, Senior Vice President and Chief Information, Administrative & Accounting Officer of a large publicly traded energy company. Corporate functions reporting to Mr. Tompkins included financial planning, risk management, tax, accounting, information systems, administration and internal audit. Mr. Tompkins served as Chairman & CEO of Automotive Realty Trust Company of America from its inception in 1997 until its sale to a publicly traded REIT in January 1999. Automotive Realty was formed to engage in the business of consolidating real estate properties owned by automobile dealerships into a REIT. From March to September of 1999, Mr. Tompkins served as interim Executive Vice President and CFO of Crescent Real Estate Equities as the Company restructured. Mr. Tompkins served as an independent director of Hartman XIX from July 2009 until March 2010 and as an independent director of Hartman Income REIT from January 2008 until July 2009. Mr. Tompkins previously served on the board of directors of Bank of America Texas and Michael Petroleum Corp. He is a member of American Institute of Certified Public Accountants.

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

Richard R. Ruskey, age 58, has served as an independent director of the Company since April 2011.  Mr. Ruskey began his professional career in 1978 as a Certified Public Accountant with the accounting firm of Peat, Marwick, Mitchell, & Co. in St. Louis, Missouri where he obtained extensive experience in both the audit and tax departments.  In 1983 he joined the firm of Deloitte, Haskins, & Sells as a manager in the tax department.  In 1986 Mr. Ruskey transitioned into the security brokerage industry as the chief financial officer of Westport Financial Group.  Within a one year period he became a full-time broker and due diligence officer for the firm.  In 1990 he continued his career in financial services by joining the broker dealer firm of R. T. Jones Capital Equities, Inc. where he served as due diligence officer.  In June 2010 Mr. Ruskey joined the broker dealer firm of Moloney Securities Co. Inc. where he currently serves as an investment broker and due diligence officer.  Mr. Ruskey received dual B.S. degrees in Accounting and Finance in 1978 from Southern Illinois University – Carbondale. He is a Certified Public Accountant and Certified Financial Planner and is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He has been an active investor in numerous real estate and business ventures throughout his 30 year career in financial services.

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

Meetings and Committees of the Board of Directors

       Our board of directors met four times during 2012 and all of our directors attended such meetings.  The members of our Audit Committee met four times with our independent registered public accounts.  The members of the Audit, Compensation and Nominating and Governance Committees met one time during 2012 to review, consider and report the functions, duties and obligations of the various committees called for by the respective committee charters.

Board Committees

Audit Committee

The Audit Committee meets on a regular basis at least four times a year. Our Audit Committee is comprised of our two independent directors, Jack Tompkins and Richard Ruskey. Our Board of Directors has adopted our Audit Committee Charter and it is posted on Hartman’s web site at www.hi-reit.com. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent auditors; to periodically review the auditors’ independence; and to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls that management has established, and the audit and financial reporting process.

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

Compensation of our Directors

       The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2012.  Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock (2)	All Other Compensation	Total
Allen R. Hartman	$ -	$ -	$ -	$ -
Jack I. Tompkins	16,000	30,000	-	46,000
Richard R. Ruskey	16,000	30,000	-	46,000
Total	$ 32,000	$ 60,000	$ -	$ 92,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2)

As described below under “Independent Directors Compensation Plan,” each of Messrs. Tompkins and Ruskey has been received vested restricted common shares as non-cash compensation for their service as independent members of our Board of Directors.  Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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

Independent Directors Compensation Plan

       We have approved and adopted an independent director’s compensation plan.  Under our independent directors compensation plan, each of our current independent directors received 3,000 shares of vested restricted common stock annually in addition to the cash compensation described above.   As of December 31, 2012, 14,250 shares of restricted common stock have been granted to our current independent directors.

Compensation Committee Interlocks and Insider Participation

       The Company does not separately compensate its executive officers.  During the fiscal year ended December 31, 2012, our executive officers, Messrs. Hartman, Fox and Stokes, all served as executive officers of our advisor and property manager.  In addition, Mr. Hartman served as a director of Hartman Income REIT, Inc.  Since Messrs. Hartman, Fox and Stokes are also officers of our advisor and its affiliates; they did not receive any separate compensation from us for service as our executive officers and/or directors, and also did not receive any separate compensation for their service as executive officers and/or directors of those entities.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

BENEFICIAL OWNERSHIP OF EQUITY SECURITIES

The following table sets forth information as of December 31, 2012, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 3,538,682 shares of common stock outstanding as of December 31, 2012. The address of each beneficial owner listed below is c/o Hartman Short Term Income Properties XX, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	19,000	0.5
Louis T. Fox, III	-	-
James H. Stokes, Jr.	-	-
Jack I. Tompkins	9,000	*
Richard R. Ruskey	5,250	*
All Officers and Directors as a group	33,250	0.9
James A. Cardwell	154,780	4.4

* Represents less than 1% of the outstanding common stock.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options warrants and similar rights held by the respective person or group which may be exercised within 60 days following December 31, 2012. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

•

We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the period from January 1, 2010 to December 31, 2012, we incurred acquisition fees of $1,127,755 in connection with the acquisitions.

•

We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses).  For the fiscal years ended December 31, 2012 and 2011 we incurred asset management fees payable to our advisor of $219,001 and $56,356, respectively.

•

We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor.  For the fiscal years ended December 31, 2012 and 2011 we had not paid our advisor any debt financing fees.

•

If our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.  We pay our advisor a disposition fee of 3.0% of the contract sales price of each property sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of a real property or real estate-related asset. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the fiscal years ended December 31, 2012 and 2011 we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the Advisory Agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below, subject to the limitations described under the heading “2%/25% Guidelines.”

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our offerings of common stock is D.H. Hill Securities, LLLP. Our dealer manager is a licensed broker-dealer registered with FINRA. As the dealer manager for our offering, D.H. Hill Securities, LLLP is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with D.H. Hill Securities, LLLP provides for the following compensation:

•

We pay our dealer manager selling commissions of up to 7.0% of the gross offering proceeds from the sale of our shares in the private and public offerings, all of which may be reallowed to participating broker-dealers. For the period from January 1, 2011 to December 31, 2012, we paid $1,908,870 in selling commissions to our dealer manager.

•

We pay our dealer manager a dealer manager fee of up to 2.5% of the gross offering proceeds from the sale of our shares in the private and public offerings, a portion of which may be reallowed to participating broker-dealers. For the period from January 1, 2011 to December 31, 2012, we paid $130,091 in dealer manager fees to our dealer manager.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Hartman Income REIT Management, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of properties. Pursuant to the management agreement, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the fiscal years ended December 31, 2012 and 2011 we have paid property management fees of $170,491 and $17,450, respectively, to our property manager.

Currently Proposed Transactions

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

The Haute Harwin Note was posted for foreclosure in Harris County, Texas and on August 7, 2012, the Company acquired fee simple title to the Harwin Property.  The receivership has terminated and the case giving rise to the receivership order has been dismissed.

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

On October 23, 2012 the Company’s board of directors reviewed the independent appraisal reflecting an “As Is” fair value of $3.4 million.  Based on the independent appraisal the board of directors amended its offer to sell the Harwin Property to increase the asking price to $3.4 million.  The board of directors of Harwin XIX accepted the price modification.  The parties are proceeding to enter into a definitive purchase agreement.

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

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

For the year ended December 31, 2011 Weaver and Tidwell, L.L.P. (“Weaver”) served as our independent registered public accounting firm.  RBSM LLP (“RBSM”), served as our independent registered public accounting firm from January 2010 to November 2011. The decision to change our independent registered public accounting firm was approved by the audit committee of our Board of Directors. As discussed in Item 9 (Changes in and Disagreements with Accountants on Accounting and Financial Disclosure), on October 7, 2011, the audit committee of our Board of Directors approved the engagement of Weaver, as our independent registered public accounting firm for the fiscal year ended December 31, 2011.

The audit committee has engaged Weaver as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2012.  The audit committee reserves the right to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders.  Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

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

All services rendered to us by RBSM and Weaver for the years ended December 31, 2012 and 2011 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

Weaver

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver professional accounting services for the years ended December 31, 2012 and 2011 are set forth in the table below.

	2012	2011
Audit fees	$45,000	$45,000
Audit related fees	62,500	-
Tax fees	-	5,500
All other fees	-	-
Total	$107,500	$50,500

RBSM

The audit committee reviewed the audit and non-audit services performed by RBSM, as well as the fees charged by RBSM for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of RBSM. The aggregate fees billed to us by RBSM for professional accounting services rendered during the years ended December 31, 2012 and 2011 are set forth in the table below.

	2012	2011
Audit fees	$ -	$29,912
Audit related fees	6,500	4,000
Tax fees	-	-
All other fees	-	-
Total	$ 6,500	$33,912

For purposes of the preceding tables, Weaver and RBSM’s professional fees are classified as follows:

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

●

Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as audits and due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

1.

Financial Statements.  The list of our consolidated financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman	Date: April 1, 2013
Allen R. Hartman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: April 1, 2013
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

By:	/s/ Allen R. Hartman	Date: April 1, 2013
Allen R. Hartman, Director

By:	/s/ Jack I. Tompkins	Date: April 1, 2013
Jack I. Tompkins, Director

By:	/s/ Richard R. Ruskey	Date: April 1, 2013
Richard R. Ruskey, Director

EXHIBIT INDEX

Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed February 1, 2012)
3.1.1	First Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1to the Company’s Form 10-K filed April 12, 2012)
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
10.5

Economic Development and Incentive Agreement by and between the City of Richardson, Texas and Hartman Richardson Heights Properties, LLC (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed August 14, 2012)

10.6

Loan Agreement, dated May 11, 2012, by and among Texas Capital Bank, NA and Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 18, 2012)

10.7

Promissory Note, dated May 11, 2012, by Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed May 18, 2012)

10.8

Assignment and Subordination of Management Agreement, dated as of May 11, 2012, by and between Hartman Richardson Heights Properties, LLC, Hartman Income REIT Management, Inc. and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed May 18, 2012)

10.9

Assignment and Subordination of Management Agreement, dated as of May 11, 2012, by and between Hartman Cooper Street Plaza, LLC, Hartman Income REIT Management, Inc. and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed May 18, 2012)

10.10

Assignment of Rents, dated as of May 11, 2012, by and between Hartman Richardson Heights Properties, LLC and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed May 18, 2012)

10.11

Assignment of Rents, dated as of May 11, 2012, by and between Hartman Cooper Street Plaza, LLC and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed May 18, 2012)

10.12

Assignment of Licenses, Permits and Contracts, dated as of May 11, 2012, by and between Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., Hartman Cooper Street Plaza, LLC, and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed May 18, 2012)

10.13

Guaranty Agreement (Validity), dated as of May 11, 2012, by Allen R. Hartman as guarantor in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed May 18, 2012)

10.14

Real Property and Company Management Agreement, dated as of March 26, 2012, by and among Hartman Cooper Street Plaza, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed May 18, 2012)

10.15

Loan Modification Agreement, dated October 16, 2012, by and among Texas Capital Bank, NA and Hartman Bent Tree Green, LLC; Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2012)

10.16

Promissory Note, dated October 16, 2012, by Hartman Bent Tree Green, LLC; Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2012)

10.17

Real Property Management Agreement, dated as of October 16, 2012, by and among Hartman Bent Tree Green, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 19, 2012)

21.1	List of subsidiaries of Hartman Short Term Income Properties XX, Inc. (FILED HEREWITH)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL EXTENSION CALCUATION LINKBASE DOCUMENT
101.DEF	XBRL EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hartman Short Term Income Properties XX, Inc. (a Maryland corporation) and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hartman Short Term Income Properties XX, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P.

WEAVER AND TIDWELL, L.L.P. Houston, Texas March 28, 2013

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Real estate assets, at cost:
Property	$ 42,316,291	$ 18,968,145
Accumulated depreciation and amortization	(2,533,101)	(352,612)
Real estate assets, net	39,783,190	18,615,533

Cash and cash equivalents	61,894	7,440,362
Accrued rent and accounts receivable, net	176,159	36,047
Deferred loan and leasing commission costs, net	902,038	95,153
Goodwill	249,686	249,686
Prepaid expenses and other assets	404,863	18,942
Real estate assets held for disposition	3,253,671	-
Total assets	$ 44,831,501	$ 26,455,723

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Note payable	$ 15,000,000	$ 9,575,000
Accounts payable and accrued expenses	1,588,746	698,508
Due to related parties	664,911	908,511
Tenants' security deposits	292,343	67,006
Total liabilities	17,546,000	11,249,025

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1	1
Common stock, $0.001 par value, 750,000,000 authorized, 3,538,682 shares and 1,813,513 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	3,538	1,813
Additional paid in capital	32,957,063	16,902,468
Accumulated distributions and net loss	(5,675,101)	(1,697,584)
Total stockholders' equity	27,285,501	15,206,698
Total liabilities and total stockholders' equity	$ 44,831,501	$ 26,455,723

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
Revenues
Rental revenues	$ 2,830,366	$ 301,348
Tenant reimbursements and other revenues	781,250	52,700
Total revenues	3,611,616	354,048

Expenses
Property operating expenses	487,517	54,495
Asset management and acquisition fees	1,038,497	504,682
Organization and offering costs	136,321	51,806
Real estate taxes and insurance	769,023	119,037
Depreciation and amortization	2,180,489	354,101
General and administrative	336,710	162,104
Total expenses	4,948,557	1,246,225

Loss before other income (expense) and equity in earnings of unconsolidated joint venture, net	(1,336,941)	(892,177)

Other income (expense)
Gain on re-measurement	-	508,047
Interest expense	(746,843)	(96,586)
Other income (expense), net	(746,843)	411,461

Loss after other income (expense) and before equity in earnings of unconsolidated joint venture, net	(2,083,784)	(480,716)
Equity in earnings of unconsolidated joint venture, net	-	(39,678)
Loss from continuing operations	$ (2,083,784)	$ (520,394)

Loss from discontinued operations	(27,253)	-

Net loss	$ (2,111,037)	$ (520,394)
Basic and diluted loss per common share:
Loss attributable to common stockholders	$ (0.80)	$ (0.61)
Weighted average number of common shares outstanding, basic and diluted	2,647,039	854,149

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated
					Common Stock	Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Subscribed	Capital	and Net Loss	Total
Balance, December 31, 2010	1,000	$1	274,966	$ 275	$ 100,000	$ 2,573,210	($580,644)	$ 2,092,842
Issuance of common shares (cash investment)	-	-	1,500,961	1,500	-	14,966,525	-	14,968,025
Issuance of common shares (non-cash)	-	-	37,586	38	-	363,089	-	363,127
Common shares subscribed	-	-	-	-	(100,000)	-	-	(100,000)
Selling commissions	-	-	-	-	-	(1,000,356)	-	(1,000,356)
Dividends and distributions (stock)	-	-	-	-	-	-	(288,045)	(288,045)
Dividends and distributions (cash)	-	-	-	-	-	-	(308,501)	(308,501)
Net loss	-	-	-	-	-	-	(520,394)	(520,394)
Balance, December 31, 2011	1,000	$1	1,813,513	$ 1,813	$ -	$ 16,902,468	($1,697,584)	$ 15,206,698
Issuance of common shares (cash investment)	-	-	1,631,763	1,632	-	16,074,840	-	16,076,472
Issuance of common shares (non-cash)	-	-	93,406	93	-	888,269	-	888,362
Selling commissions	-	-	-	-	-	(908,514)	-	(908,514)
Dividends and distributions (stock)	-	-	-	-	-	-	(924,827)	(924,827)
Dividends and distributions (cash)	-	-	-	-	-	-	(941,653)	(941,653)
Net loss	-	-	-	-	-	-	(2,111,037)	(2,111,037)
Balance, December 31, 2012	1,000	$1	3,538,682	$ 3,538	$ -	$ 32,957,063	($5,675,101)	$ 27,285,501

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

Cash flows from operating activities:
Net Loss	$ (2,111,037)	$ (520,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	80,000	81,250
Depreciation and amortization	2,180,489	354,101
Deferred loan and leasing commission costs amortization	148,135	7,353
Bad debt provision	126,511	36,791
Equity in earnings of unconsolidated joint venture, net	-	39,678
Gain on re-measurement	-	(508,047)

Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(266,623)	130,739
Deferred leasing commissions	(660,888)	-
Prepaid expenses and other assets	(35,921)	(5,697)
Accounts payable and accrued expenses	724,361	30,159
Due to related parties	(243,600)	201,787
Tenants' security deposits	225,337	(1,550)
Net cash provided by (used in) operating activities	166,764	(153,830)

Cash flows from investing activities:
Acquisition deposit	(350,000)	-
Additions to real estate	(26,601,817)	-
Investment in formerly unconsolidated joint venture	-	(6,654,339)
Net cash used in investing activities	(26,951,817)	(6,654,339)

Cash flows from financing activities:
Dividend distributions paid in cash	(892,241)	(252,207)
Payment of selling commissions	(908,514)	(1,000,356)
Deferred loan costs paid	(294,132)	(91,908)
Repayment of note payable	(9,575,000)	-
Borrowings net of repayment under insurance premium finance note	-	88,454
Proceeds from refinancing, net (revolving line of credit)	15,000,000	-
Proceeds from issuance of common stock	16,076,472	14,868,025
Net cash provided by financing activities	19,406,585	13,612,008

Net change in cash and cash equivalents	(7,378,468)	6,803,839
Cash and cash equivalents at the beginning of period	7,440,362	636,523
Cash and cash equivalents at the end of period	$ 61,894	$ 7,440,362

Supplemental cash flow information:
Cash paid for interest	595,061	52,731

Supplemental disclosures of non-cash investing and financing activities:
Real estate assets	-	18,968
Goodwill	-	249,686
Notes payable	-	9,575,000
Increase in distribution payable	56,465	46,167
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	868,362	241,878

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2012, the Company had accepted investor’s subscriptions for, and issued 3,388,690 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $33,517,675.

The management of the Company is through the Advisor.  Management of the Company’s properties is through Hartman Income REIT Management, Inc. (“HIR Management” or the “Property Manager”). Allied Beacon Partners, Inc. (formerly American Beacon Partners, Inc.) served as the dealer manager of the Company’s public offering from February 5, 2009 to February 1, 2012.  Effective February 1, 2012, D.H. Hill Securities, LLLP succeeded Allied Beacon Partners, Inc. as the dealer manager for the offering.  These parties receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

As of December 31, 2012 we owned 3 commercial properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 469,000 square feet plus 3 pad sites.  As of December 31, 2011 we owned 1 commercial property located in Richardson, Texas comprising approximately 201,000 square feet.  As of December 31, 2012 we also owned a retail shopping center located in Houston, Texas which is being held for resale to an affiliate of the Company.  See Note 5 – Real estate assets held for disposition.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2012 and 2011 have been prepared by us in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods.

        These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Hartman Richardson Heights Properties, LLC for the twelve months ended December 31, 2012, and the period from October 31, 2011, the date we acquired control of this subsidiary, to December 31, 2011, and Hartman Cooper Street Plaza, LLC for the period from May 11, 2012, the date this subsidiary acquired the Cooper Street Property, to December 31, 2012, and Hartman Haute Harwin, LLC for the period from August 7, 2012, the date this subsidiary acquired the Harwin Property, to December 31, 2012, and Hartman Bent Tree, LLC for the period from October 16, 2012, the date this subsidiary acquired the Bent Tree Green Property, to December 31, 2012.  All significant intercompany balances and transactions have been eliminated.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

We have reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on the previously reported working capital or results of operations.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of December 31, 2012 and 2011 consisted of demand deposits at commercial banks.

Financial Instruments

       The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and due to related parties.  The Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its note payable approximates fair value.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles are included in real estate assets in the consolidated balance sheets and are being amortized to expense over the remaining term of the respective leases.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation and amortization

       Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease. In-place leases are amortized using the straight-line method over the weighted years calculated on terms of all of the leases in-place when acquired.

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets for the periods ending December 31, 2012 and 2011.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2012 and 2011, we had an allowance for uncollectible accounts of $163,302 and $36,791, respectively. For years ended December 31, 2012 and 2011we recorded bad debt expense in the amount of $126,511 and $36,791, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Deferred Leasing Commissions and Loan Costs

       Leasing commissions are amortized using the straight-line method over the term of the related lease agreements.  Loan costs are amortized using the straight-line method over the terms of the loans, which approximate the interest method.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. For the years ended December 31, 2012 and 2011, no goodwill impairment was recognized.

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees. For the years ended December 31, 2012 and 2011 such costs totaled $136,321 and $51,806, respectively, which have been expensed as incurred.

Organization and offering costs will be reimbursed by the Advisor as set forth in the “Costs of Formation and Fees to Related Parties” section of the prospectus, to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of December 31, 2012 and 2011 the offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $118,928 and $223,754, respectively.  No demand has been made of the Advisor for reimbursement as of December 31, 2012 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in-capital.

Stock-Based Compensation

The Company follows ASC 718- Compensation- Stock Compensation with regard to issuance of stock in payment of services.  ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued.

The Company recorded stock-based compensation for non-employee directors of $60,000 and $61,250 for the issuance of 6,000 and 6,125 shares of restricted common stock at the current offering price of $10.00 per share for the years ended December 31, 2012 and 2011, respectively.

       Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $11,962 and $875 for the years ended December 31, 2012 and 2011, respectively.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011, the Company incurred a net loss of $2,111,037 and $520,394, respectively.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of December 31, 2012 and 2011, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2012 and 2011 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

       Substantially all of our revenues are derived from two retail and one office building properties located in the Dallas, Texas metropolitan area.  We maintain cash accounts in two U.S. financial institutions.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits nor are any expected.

Note 3 — Investment in Unconsolidated Joint Venture

On December 28, 2010, the Company entered into the limited liability company operating agreement of Hartman Richardson Heights Properties LLC (the “Joint Venture”).  The Company made an initial capital contribution to the Joint Venture of $1,915,000 cash representing a 10% interest in the Joint Venture.  Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), the other member of the Joint Venture, is a REIT that is managed by affiliates of the Company’s manager and real property manager.  As of December 31, 2010 Hartman XIX made capital contributions totaling $17,235,000 cash to the Joint Venture representing a 90% interest therein.

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

        On October 31, 2011 the Joint Venture distributed a note receivable of $9,750,000 by the Joint Venture from Hartman XIX to Hartman XIX as a reduction in equity capital attributable to Hartman XIX.  The Company acquired the remaining equity interest of Hartman XIX in the Joint Venture for $16,500 cash.  As of November 1, 2011 the Company is the sole member of the Joint Venture.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company’s equity in earnings of unconsolidated entities from its investment in Richardson Heights Shopping Center was $(39,678) for the ten months ended October 31, 2011.

       Included in our 2011 consolidated statement of operations are total revenues of $354,048 and net loss of $260,296 related to the operations of the Richardson Heights property for the period from November 1, 2011 through December 31, 2011.

Note 4 — Real Estate

Real estate assets consisted of the following:

	December 31,
	2012	2011
Land	$10,443,750	$4,787,500
Buildings and improvements	23,468,037	10,706,882
In-place lease value intangible	8,404,504	3,473,763
	42,316,291	18,968,145
Less accumulated depreciation and amortization	(2,533,101)	(352,612)
Total real estate assets	$39,783,190	$18,615,533

Depreciation expense for the years ended December 31, 2012 and 2011 was $756,019 and $87,880, respectively.

       We identify and record the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms.  With respect to all properties owned by the Company, we consider all of the in-place leases to be market rate leases.

     The amount of total in-place lease intangible asset and the respective accumulated amortization as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Acquired lease intangible assets:
In-place lease value intangible	$8,404,504	$3,473,763
In-place leases – accumulated amortization	(1,689,202)	(264,732)
Acquired lease intangible assets, net	$6,715,302	$3,209,031

     The estimated aggregate future amortization amounts from acquired lease intangibles are as follows:

Years ending December 31,	In-place- lease amortization
2013	$2,167,839
2014	2,250,231
2015	1,101,416
2016	1,108,870
2017	86,946
Thereafter	-
Total	$6,715,302

Amortization expense for the year ended December 31, 2012 and 2011 was $1,424,470 and $264,732, respectively.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 2012 we owned 3 commercial properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 469,000 square feet plus 3 pad sites.  As of December 31, 2011 we owned 1commercial property located in Richardson, Texas comprising approximately 201,000 square feet.  As of December 31, 2012 we also owned a retail shopping center located in Houston, Texas which is being held for resale to an affiliate of the Company.  See Note 5 – Real estate assets held for disposition.

The following table summarizes the fair values of the Bent Tree Green office building assets acquired and liabilities assumed at the acquisition date:

Assets acquired:
Real estate assets	$12,012,500
Total assets acquired	12,012,500

Liabilities assumed:
Accounts payable and accrued expenses	38,623
Tenants’ security deposits	144,575
Total liabilities assumed	183,198

Fair value of net assets acquired	$11,829,302

The following table summarizes the fair values of the Cooper Street Plaza Shopping Center assets acquired and liabilities assumed at the acquisition date:

Assets acquired:
Real estate assets	$10,612,500
Total assets acquired	10,612,500

Liabilities assumed:
Accounts payable and accrued expenses	85,407
Tenants’ security deposits	27,823
Total liabilities assumed	113,230

Fair value of net assets acquired	$10,499,270

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the Richardson Heights Shopping Center assets acquired and liabilities assumed at the acquisition date:

Assets acquired:
Real estate assets	$18,968,145
Cash and cash equivalents	830,671
Accounts receivable	36,608
Other assets	285,011
Total assets acquired	20,120,435

Liabilities assumed:
Note payable	9,575,000
Accounts payable and accrued expenses	504,658
Tenant security deposits	68,556
Due to related parties	351,814
Total liabilities assumed	10,500,028

Fair value of net assets acquired	$9,620,407
Fair value of previous equity interest at acquisition date	$9,870,093
Recognized goodwill	$249,686

The Company acquired the controlling interest in the Joint Venture without the transfer of consideration, as defined in ASC Topic 805, as control was obtained by a distribution of equity to the former controlling interest.  Therefore, as required by ASC Topic 805, in order to determine whether the Company had goodwill or a bargain purchase gain as a result of this transaction, the fair value of the assets acquired and liabilities assumed  is compared to the value of the investment in the acquired entity.  The fair value of the identifiable assets and liabilities assumed were less than the fair value of the investment in the Joint Venture.  As a result we recognized goodwill of $249,686.  None of the goodwill recognized is expected to be deductible for tax purposes.  Management has determined that the goodwill asset has not been impaired as of December 31, 2012 or December 31, 2011, and accordingly no impairment loss has been recorded for the years then ended, respectively.

As further discussed in Note 3, the Company’s interest in the now former Unconsolidated Joint Venture increased from 49% to 100% effective November 1, 2011.  For the period from November 1, 2011 through December 31, 2011 the accounts of Hartman Richardson Heights Properties, LLC are consolidated with the accounts of the Company.  All significant inter-company balances have been eliminated.

Note 5 — Real estate assets held for disposition

On May 2, 2012, the Company acquired the lender’s interest of Wells Fargo Bank, N.A., as Trustee for the Registered Holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C6, in a promissory note dated August 11, 2005 in the face amount of $5,200,000 (the “Haute Harwin Note”).  The Haute Harwin Note is secured by a Deed of Trust and Security Agreement together with other customary security instruments covering a commercial retail shopping center consisting or approximately 38,813 rentable square feet and located at 6959 Harwin Drive, Houston, Texas (the “Harwin Property”).

The assets secured by the lenders interest were subject to a receivership order dated August 5, 2011 by the 164th Judicial District Court of Harris County, Texas.  The Company paid $3,215,237 cash for the lender’s interest acquired.

The Haute Harwin Note was posted for foreclosure in Harris County, Texas and on August 7, 2012, the Company acquired fee simple title to the Harwin Property.  The receivership order has terminated and the case giving rise to the receivership order has been dismissed.

        On July 23, 2012 the Company’s board of directors approved a sale of the Company’s interest in the Harwin Property to Hartman XIX for $3,272,000 cash.

       On August 7, 2012, the Company foreclosed on its investment in the Haute Harwin Note and converted its ownership in the Harwin Property to fee simple.  The Harwin Property is recorded on the consolidated balance sheets as real estate assets held for disposition, and the related operations are presented as discontinued operations on the consolidated statements of operations, consistent with the board of director’s resolution to sell the property.

       On October 23, 2012 the company’s board of directors reviewed the independent appraisal reflecting an “As Is” fair value of $3.4 million.  Based on the independent appraisal the board of directors amended its offer to sell the Harwin Property to increase the asking price to $3.4 million.  The board of director of Harwin XIX accepted the price modification.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss from discontinued operations is comprised as follows:

	Years ended December 31,
	2012	2011
Total property revenues	$113,948	$-

Property operating expenses	60,227	-
Real estate taxes and insurance	80,974	-
Depreciation & amortization	-	-
Total property and other expenses	141,201	-

Loss from discontinued operations	$(27,253)	$-

Note 6 — Accrued Rent and Accounts Receivable, net

	December 31,
	2012	2011
Tenant receivables	$257,665	$67,857
Accrued rent	81,796	4,981
Allowance for doubtful accounts	(163,302)	(36,791)
	$176,159	$36,047

Note 7 — Deferred Leasing Commissions and Loan Costs

Costs which have been deferred consist of the following:

	December 31,
	2012	2011

Deferred loan costs	$427,537	$133,405
Less: deferred loan cost accumulated amortization	(186,083)	(38,252)
Total cost, net of accumulated amortization	$241,454	$95,153

	December 31,
	2012	2011

Deferred Leasing Commissions	$660,888	$-
Less: deferred leasing commissions accumulated amortization	(304)	-
Total cost, net of accumulated amortization	$660,584	$-

Note 8 — Future Minimum Lease Income

We lease the majority of our properties under noncancelable operating leases which provide for minimum base rentals.  A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2012 is as follows:

Years ending December 31,	Minimum Future Rents
2013	$4,328,870
2014	4,447,133
2015	3,855,847
2016	3,413,032
2017	2,569,903
Thereafter	11,070,713
Total	$29,685,498

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Note Payable

 In connection with the acquisition of the Cooper Street Property, the Company entered into a $30.0 million revolving credit agreement (the “Credit Facility”) with a bank.  The borrowing base of the Credit Facility may be adjusted from time to time subject to the lenders underwriting with respect to real property collateral.  The Credit Facility had an initial borrowing base of $14.0 million.  The Company initially borrowed $14.0 million to repay the $9.575 million mortgage note secured by Richardson Heights and $4.425 million for the Cooper Street Property acquisition.  In connection with the acquisition of the Bent Tree Green Property, the Credit Facility borrowing base was increased to $20.0 million which includes a restricted borrowing base of $2.0 million to provide construction funding if required in connection with substantial building and tenant improvement requirements being undertaken in connection with a substantial new tenant of the Richardson Heights Property.  The note bears interest at the lesser of 5.0% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 5.0% per annum as of December 31, 2012.  Monthly payments of interest only began November 10, 2012.  The loan matures on May 9, 2015.  As of December 31, 2012 the outstanding balance under the Credit Facility is $15.0 million and the amount available to be borrowed is $3.0 million, exclusive of the $2.0 million restricted borrowing base.  The loan is subject to customary covenants.  As of December 31, 2012 we were in compliance with all loan covenants.  We have requested that the bank provide a formal consent to incur capital costs in excess of the annual covenant amount provided for in the Credit Facility for a substantial new tenant for Richardson Heights.  See Note 15 – Commitments and Contingencies.

Related to the Richardson Heights property acquisition discussed in Note 4, we acquired a $9.575 million mortgage note payable with a bank secured by the Richardson Heights shopping center.  Loan proceeds of $9.575 million were funded at closing.  The note bears interest at the lesser of 5.5% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 5.5% per annum as of December 31, 2011.  Monthly payments of interest only began February 14, 2011.  The loan was subject to customary covenants.  As of December 31, 2011 we were in compliance with all loan covenants.  The loan was repaid in full on May 11, 2012 in connection with the Cooper Street Property acquisition and refinancing described above.

Note 10 — Loss Per Share

       Basic earnings (loss) per share is computed using net income (loss) attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted weighted average shares outstanding reflect common shares issuable from the assumed conversion of convertible preferred stock into common shares. Only those items that have a dilutive impact on basic earnings (loss) per share are included in the diluted earnings (loss) per share.

	Year Ended December 31,
	2012	2011
Numerator:
Net loss attributable to common stockholders	($2,111,037)	($520,394)
Denominator:
Basic and diluted weighted average shares outstanding	2,647,039	854,149
Basic and diluted loss per common share:
Net loss attributable to common stockholders	($0.80)	($0.61)

Note 11 — Income Taxes

       Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  The Company’s federal income tax returns for the years ended December 31, 2009, 2010 and 2011 have not been examined by the Internal Revenue Service.  The Company’s federal income tax return for the year ended December 31, 2009 may be examined on or before September 15, 2013.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

For Federal income tax purposes, the cash dividends distributed to stockholders are characterized as follows for the years ended December 31:

	2012	2011
Ordinary income (unaudited)	6.0%	- %
Return of capital (unaudited)	94.0%	100.0%
Capital gains distribution (unaudited)	- %	- %
Total	100.0%	100.0%

A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $25,364 and $14,966 was recorded in the consolidated financial statements for the year ended December 31, 2012 and 2011, respectively with a corresponding charge to real estate taxes and insurance.

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

We pay acquisition fees and asset management fees to our Advisor in connection with the acquisition of properties and management of the Company.  We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For the years ended December 31, 2012 and 2011 we paid our Property Manager $170,491 and $17,450, respectively for property management fees and $660,888 and $0, respectively for leasing commissions.  We paid the Advisor $219,001 and $56,357, respectively for asset management fees.  Acquisition fees paid to our Advisor were $649,005 and $430,875 for the years ended December 31, 2012 and 2011.  Acquisition fees in 2012 includes $80,380 fee related to the investment in the Haute Harwin note.

       As of December 31, 2012 and December 31, 2011, respectively, the Company had a balance due to the Property Manager of $188,660 and $556,698.

The Company owed the Advisor $111,973 and $56,356 for asset management fees as of December 31, 2012 and December 31, 2011, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if we do not own all or a majority of an asset.

The Company owed $364,278 and $351,813 to Hartman XIX as of December 31, 2012 and December 31, 2011, respectively.  The balance due to Hartman XIX represents undistributed funds from operations due to Hartman XIX with respect to its former ownership interest in the Joint Venture.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Under our articles of incorporation, we have authority to issue 750,000,000 common shares of beneficial interest, $0.001 par value per share, and 200,000,000 preferred shares of beneficial interest, $0.001 par value per share.

       As of December 31, 2012, the Company has accepted investors’ subscriptions for and issued 3,388,690 shares of the Company’s common stock it is public offering, resulting in gross proceeds to the Company of $33,517,675.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of December 31, 2012 and 2011 we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

Stock-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the years ended December 31, 2012 and 2011, respectively, the Company granted 6,000 and 6,125 shares of restricted common stock to independent directors as compensation for services.  We recognized $60,000 and $61,250 as share-based compensation expense for the year ended December 31, 2012 and 2011, respectively, based upon the estimated fair value per share.  Share based compensation also includes incentive plan awards discussed at Note 14.  These amounts are included in general and administrative expenses for the years ending December 31, 2012 and 2011, respectively in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions we have paid, including the total amount paid and amount paid per common share, in each indicated quarter:

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarter paid	Distributions per Common Share	Total Distributions Paid
2012
4th Quarter	$0.175	$550,016
3rd Quarter	0.175	482,186
2nd Quarter	0.175	402,956
1st Quarter	0.175	324,358
Total	$0.700	$1,759,516

2011
4th Quarter	$0.175	$220,025
3rd Quarter	0.175	139,075
2nd Quarter	0.175	95,537
1st Quarter	0.175	40,918
Total	$0.700	$495,555

Note 14 – Incentive Awards Plan

The Company has adopted an incentive plan (the “Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  On January 24, 2012, the Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock that were effective January 1, 2012 to each of two executives of Hartman Income REIT Management, the Property Manager for the Company. We recognized stock-based compensation expense of $20,000 and $20,000 with respect to these awards based on the amount offering price of $10 per share during the years ending December 31, 2012 and 2011, respectively.

Note 15 – Commitments and Contingencies

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

Litigation

The Company is subject to various claims and legal actions that arise in the ordinary course of business.  Management of the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position of the Company.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Subsequent Events

Effective March 28, 2013 the Company disposed of the Harwin Property for $3.4 million.

On March 15, 2013, the Company acquired a fee simple interest in a 136,506 square foot office building located in Dallas, Texas commonly known as Parkway I & II (the “Parkway Property”) through Hartman Parkway, LLC (“Parkway LLC”), a wholly owned subsidiary of the Company.

Parkway LLC acquired the Parkway Property from Merit 99 Office Portfolio LP, an unrelated third party seller, for a purchase price of $9,490,000, exclusive of closing costs.  Parkway LLC financed the payment of the purchase price for the Parkway Property with (1) proceeds from the Company’s ongoing public offering and (2) loan proceeds drawn under a revolving loan agreement (the “Loan Agreement”) provided by a bank.

In connection with the Parkway Property acquisition, the Credit Facility provided by the lender was modified effective March 15, 2013.  The borrowing base under the Credit Facility was increased from $20.0 million to $22.5 million.

An acquisition fee of approximately $237,250 was earned by Hartman Advisors LLC, the Company’s advisor (the “Advisor”), in connection with the purchase of the Parkway Property.  The acquisition fee is payable to the Advisor pursuant to the terms of the advisory agreement between the Company and the Advisor.

       For the period from January 1, 2013 to March 27, 2013, the Company issued 639,298 shares of its common stock from its public offering, resulting in gross proceeds of $5,940,243.  As of March 27, 2013 there were 4,177,980 shares of common stock issued and outstanding.