Form 10-Q
period 2013-05-15
Hartman Short Term Income Properties XX, Inc.
filed 2013-05-15
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

☒Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013 there were 4,455,678 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Real estate assets, at cost:
Property	$ 53,564,638	$ 42,316,291
Accumulated depreciation and amortization	(3,329,426)	(2,533,101)
Real estate assets, net	50,235,212	39,783,190

Cash and cash equivalents	494,915	61,894
Accrued rent and accounts receivable, net	326,450	176,159
Deferred loan and leasing commission costs, net	954,951	902,038
Goodwill	249,686	249,686
Prepaid expenses and other assets	117,827	404,863
Real estate assets held for disposition	-	3,253,671
Total assets	$ 52,379,041	$ 44,831,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Note payable	$ 17,850,000	$ 15,000,000
Accounts payable and accrued expenses	1,463,451	1,588,746
Due to related parties	553,152	664,911
Tenants' security deposits	316,612	292,343
Total liabilities	20,183,215	17,546,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1	1
Common stock, $0.001 par value, 750,000,000 authorized, 4,187,014 shares and 3,538,682 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	4,187	3,538
Additional paid in capital	38,992,659	32,957,063
Accumulated distributions and net loss	(6,801,021)	(5,675,101)
Total stockholders' equity	32,195,826	27,285,501
Total liabilities and total stockholders' equity	$ 52,379,041	$ 44,831,501

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2013	2012
Revenues
Rental revenues	$ 1,245,109	$ 433,044
Tenant reimbursements and other revenues	287,072	111,370
Total revenues	1,532,181	544,414

Expenses
Property operating expenses	328,135	87,526
Asset management and acquisition fees	238,164	35,906
Organization and offering costs	25,826	41,958
Real estate taxes and insurance	308,316	145,160
Depreciation and amortization	796,325	528,918
General and administrative	235,364	83,740
Interest expense	215,260	144,148
Total expenses	2,147,390	1,067,356
Loss from continuing operations	(615,209)	(522,942)
Income from discontinued operations	153,876	-

Net loss	$ (461,333)	$ (522,942)
Basic and diluted loss per common share:
Loss attributable to common stockholders	$ (0.12)	$ (0.26)
Weighted average number of common shares outstanding, basic and diluted	3,867,148	1,992,145

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock			Accumulated
					Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Total
Balance, December 31, 2011	1,000	$1	1,813,513	$1,813	$16,902,468	($1,697,584)	$15,206,698
Issuance of common shares (cash investment)	-	-	1,631,763	1,632	16,074,840	-	16,076,472
Issuance of common shares (non-cash)	-	-	93,406	93	888,269	-	888,362
Selling commissions	-	-	-	-	(908,514)	-	(908,514)
Dividends and distributions (stock)	-	-	-	-	-	(924,827)	(924,827)
Dividends and distributions (cash)	-	-	-	-	-	(941,653)	(941,653)
Net loss	-	-	-	-	-	(2,111,037)	(2,111,037)
Balance, December 31, 2012	1,000	$1	3,538,682	$3,538	$32,957,063	($5,675,101)	$27,285,501
Issuance of common shares (cash investment)	-	-	615,566	616	6,023,959	-	6,024,575
Issuance of common shares (non-cash)	-	-	32,766	33	311,243	-	311,276
Selling commissions	-	-	-	-	(299,606)	-	(299,606)
Dividends and distributions (stock)	-	-	-	-	-	(331,450)	(331,450)
Dividends and distributions (cash)	-	-	-	-	-	(333,137)	(333,137)
Net loss	-	-	-	-	-	(461,333)	(461,333)
Balance, March 31, 2013	1,000	$1	4,187,014	$4,187	$38,992,659	($6,801,021)	$32,195,826

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net Loss	$ (461,333)	$ (522,942)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation	15,000	35,000
Depreciation and amortization	796,325	528,918
Deferred loan cost and leasing commission costs amortization	33,023	9,542
Bad debt provision	30,623	10,733
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(180,913)	(57,655)
Prepaid expenses and other assets	(99,248)	(26,875)
Accounts payable and accrued expenses	(250,915)	(228,911)
Due to related parties	(111,759)	(260,862)
Tenants' security deposit	24,269	-
Net cash provided (used) in operating activities	(204,928)	(513,052)

Cash flows from investing activities:
Acquisition deposit	350,000	(100,000)
Additions to real estate	(11,248,347)	(1,660)
Property disposition	3,253,671	-
Net cash used in investing activities	(7,644,676)	(101,660)

Cash flows from financing activities:
Dividend distributions paid in cash	(316,478)	(172,866)
Payment of selling commissions	(299,606)	(224,738)
Borrowings net of repayment under insurance premium finance note	73,785	-
Deferred loan cost	(49,651)	-
Proceeds from revolving credit borrowings, net	2,850,000	-
Proceeds from issuance of common stock	6,024,575	2,344,011
Net cash provided by financing activities	8,282,625	1,946,407

Net change in cash and cash equivalents	433,021	1,331,695
Cash and cash equivalents at the beginning of period	61,894	7,440,362
Cash and cash equivalents at the end of period	$ 494,915	$ 8,772,057

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock from dividend reinvestment plan	$ 311,276	$ 149,578
Cash paid for interests	$ 186,841	$ 113,119

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Business

Hartman Short Term Income Properties XX, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011.  The Company is offering shares to the public in its initial offering (exclusive of 2,500,000 shares available pursuant to the Company’s dividend reinvestment plan) at a price of $10.00 per share. The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred shares to its advisor, Hartman Advisors LLC at a price of $10.00 per share.  Hartman Advisors LLC (the “Advisor”) is the Company’s advisor. The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc.

As of March 31, 2013, the Company had accepted investor’s subscriptions for, and issued, 4,004,256 shares of the Company’s common stock in its initial public offering, resulting in gross proceeds to the Company of $39,542,242.

On April 25, 2013, the Company stopped accepting subscriptions for the sale of its common stock pursuant to its initial public offering due to the fact the Company’s offering prospectus is no longer deemed effective under the Securities Act of 1933.  On April 17, 2013 the Company filed Post-Effective Amendment No. 1 to its prospectus dated February 9, 2010.  The Company now intends to withdraw its request for effectiveness of the post-effective amendment and to pursue effectiveness of its follow-on public offering.

On December 7, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $219,000,000 in shares of the Company’s common stock.  In the follow-on offering, the Company is offering up to $200,000,000 in shares of the Company’s common stock to the public and up to $19,000,000 in shares of the Company’s common stock pursuant to the distribution reinvestment plan (the “DRIP”).  The offering price for shares to be offered to the public in the follow-on offering will be determined by the Company’s board of directors.  The Company’s board of directors may change the price at which the Company offers shares to the public in the follow-on offering from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant.  On May 15, 2013, the Company filed Amendment No. 1 to Form S-11 with respect to the follow-on public offering.  The Company will recommence offering of its common shares at such time as the SEC declares the follow-on Form S-11 effective.

The management of the Company is through the Advisor.  Management of the Company’s properties is through Hartman Income REIT Management, Inc. (“HIR Management” or the “Property Manager”). D.H. Hill Securities LLLP (the “Dealer Manager”) serves as the dealer manager of the Company’s public offering. These parties receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These parties will receive fees during the offering, acquisition, operational and liquidation stages.

As of March 31, 2013 we owned 4 commercial properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 605,000 square feet plus 3 pad sites.  As of March 31, 2012 we owned 1 commercial property located in Richardson, Texas comprising approximately 201,000 square feet plus 3 pad sites.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2013 and 2012, have been prepared by us in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  The results of the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Hartman Richardson Heights Properties, LLC for the three months ended March 31, 2013 and 2012; Hartman Cooper Street Plaza, LLC for the three months ended March 31, 2013; Hartman Haute Harwin, LLC for the period from January 1, 2013 to March 28, 2013, the date this subsidiary’s property was sold to an affiliate; Hartman Bent Tree, LLC for the three months ended March 31, 2013; and Hartman Parkway LLC for the period from March 15, 2013, the date this subsidiary acquired the Parkway Property, to March 31, 2013.  All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents at March 31, 2013 and December 31, 2012 consisted of demand deposits at commercial banks.

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

(Unaudited)

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2013.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of March 31, 2013 and December 31, 2012, we had an allowance for uncollectible accounts of $193,924 and $163,302, respectively.  For the three months ended March 31, 2013 and 2012, we recorded bad debt expense in the amount of $30,622 and $10,733, respectively related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Leasing Commissions and Loan Costs

       Leasing commissions are amortized using the straight-line method over the term of the related lease agreements.  Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. No goodwill impairment has been recognized in the accompanying consolidated financial statements.

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees. For the three months ended March 31, 2013 and 2012, such costs totaled $25,826 and $41,958, respectively.

Organization and offering costs will be reimbursed by the Advisor as set forth in the “Costs of Formation and Fees to Related Parties” section of the prospectus, to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of March 31, 2013, the excess of offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $54,385.  No demand has been made of the Advisor for reimbursement as of March 31, 2013 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in-capital.

Stock-Based Compensation

The Company follows ASC 718, Compensation- Stock Compensation (ASC 718) with regard to issuance of stock in payment of services.  ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  The compensation cost is measured based on the fair value of the equity or liability instruments issued.

       Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $1,022 and $0 for the three months ended March 31, 2013 and 2012, respectively.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2013 and 2012, the Company incurred a net loss of $461,333 and $522,942, respectively.   The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

 Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of March 31, 2013 and 2012, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2013 and 2012 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

       Substantially all of our revenues are derived from two retail and two office properties located in the Dallas, Texas metropolitan area.  We maintain cash accounts in two U.S. financial institutions.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits nor are any expected.

Note 3 — Real Estate

       Real estate assets consisted of the following:

	March 31, 2013	December 31, 2012
Land	$12,816,250	$10,443,750
Buildings and improvements	29,991,905	23,468,037
In-place lease value intangible	10,756,483	8,404,504
	53,564,638	42,316,291
Less accumulated depreciation and amortization	(3,329,426)	(2,533,101)
Total real estate assets	$50,235,212	$39,783,190

       Depreciation expense for the three months ended March 31, 2013 and 2012 was $246,715 and $131,820, respectively.  Amortization expense of in-place lease value intangible was $549,610 and $397,098 for the three months ended, March 31, 2013 and 2012, respectively.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

       Acquisition fees paid to Advisor were $156,870 and $0 for the three months ended March 31, 2013 and 2012, respectively.  In connection with the disposition of the retail shopping center commonly known as the Harwin property (the “Harwin Property”) to Hartman XIX, Advisor refunded the acquisition fee of $80,380 previously paid in connection with that acquisition.  Asset management fees paid to Advisor were $81,294 and $35,906 for the three months ended March 31, 2013 and 2012.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively.

On March 15, 2013, the Company acquired two office buildings comprising approximately 136,506 square feet located in Dallas, Texas commonly known as Parkway I & II (the “Parkway Property”) through Hartman Parkway, LLC (“Parkway LLC”), a wholly owned subsidiary of the Company.  Parkway LLC acquired the Parkway Property for $9,490,000, exclusive of closing costs.  The Parkway Property was 68% occupied at the acquisition date.  An acquisition fee of $237,250 was earned by the Advisor in connection with the purchase of the Parkway Property.

The following table summarizes the fair values of the Parkway Property assets acquired and liabilities assumed based upon our initial purchase price allocation as of the acquisition date:

Assets acquired:
Real estate assets	$9,490,000
Total assets acquired	9,490,000

Liabilities assumed:
Accounts payable and accrued expenses	32,034
Tenants’ security deposits	49,768
Total liabilities assumed	81,802

Fair value of net assets acquired	$9,408,198

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	March 31, 2013	December 31, 2012
In-place lease value intangible	$10,756,483	$8,404,504
In-place leases – accumulated amortization	(2,238,812)	(1,689,202)
Acquired lease intangible assets, net	$8,517,671	$6,715,302

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	March 31, 2013	December 31, 2012
Tenant receivables	$353,799	$257,665
Accrued rent	166,575	81,796
Allowance for doubtful accounts	(193,924)	(163,302)
Accrued Rent and Accounts Receivable, net	$326,450	$176,159

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Deferred Loan and Leasing Commission Costs, net

Costs which have been deferred consist of the following:

	March 31, 2013	December 31, 2012
Deferred loan and leasing commission costs	$1,174,361	$1,088,425
Less: accumulated amortization	(219,410)	(186,387)
Total cost, net of accumulated amortization	$954,951	$902,038

Note 6 — Note Payable

The Company is a party to a $30.0 million revolving credit agreement (the “Credit Facility”) with a bank.  The borrowing base of the Credit Facility may be adjusted from time to time subject to the lenders underwriting with respect to real property collateral.  In connection with the acquisition of the Parkway Property, the borrowing base of the Credit Facility was increased from $20.0 million to $22.5 million.  The current borrowing base includes a $2.0 million restricted borrowing base to provide construction funding, if required, in connection with substantial building and tenant improvements being undertaken in connection with a substantial new tenant of the Richardson Heights Property.  The note bears interest at the lesser of 5.0% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 5.0% per annum as of March 31, 2013.  Payment of interest only is due monthly.  The loan matures on May 9, 2015.  As of March 31, 2013, the outstanding balance under the Credit Facility is $17.85 million and the amount available to be borrowed is $2.65 million, exclusive of the $2.0 million restricted borrowing base.  The loan is subject to customary covenants.  As of March 31, 2013 we were in compliance with all loan covenants.  See Note 12 – Commitments and Contingencies.

Note 7 — Loss Per Share

       Basic loss per share is computed using net loss to common stockholders and the weighted average number of common shares outstanding.  Diluted earnings per share reflect common shares issuable from the assumed conversion of convertible preferred stock into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share.

	Three months ended March 31,
	2013	2012
Numerator:
Net loss attributable to common stockholders	$(461,333)	$(522,942)
Denominator:
Basic and diluted weighted average shares outstanding	3,867,148	1,992,145

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.12)	$(0.26)

Note 8 — Income Taxes

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 — Related Party Transactions

Hartman Advisors LLC (the “Advisor”), is a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, of which Allen R. Hartman is the Chief Executive Officer and Chairman of the Board of Directors.

       As of March 31, 2013 and December 31, 2012, respectively, the Company had a balance due to an affiliated entity, the Property Manager, of $172,941 and $188,660.

The Company owed the Advisor $350,137 and $111,973 for acquisition and asset management fees as of March 31, 2013 and December 31, 2012, respectively.  In connection with the disposition of the Harwin Property to Hartman XIX, Advisor is refunding the acquisition previously paid in connection with that acquisition.  Asset management fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset.

Effective March 28, 2013 the Company disposed of the Harwin Property for $3.4 million.  For the three months ended March 31, 2013 the Company recognized income from discontinued operations of the Harwin Property of $14,434 and a gain on sale of discontinued operations of $139,442.

The Company owed $30,074 and $364,278 to Hartman XIX as of March 31, 2013 and December 31, 2012, respectively.  The balance due to Hartman XIX represents undistributed funds from operations due to Hartman XIX with respect to its former ownership interest in the Joint Venture.

Note 10 – Stockholders’ Equity

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

       As of March 31, 2013, the Company has accepted investors’ subscriptions for and issued 4,004,256 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $39,542,242.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of March 31, 2013 and December 31, 2012, respectively, we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three months ended March 31, 2013 and 2012, respectively, the Company granted 1,500 and 1,500 shares of restricted common stock to independent directors as compensation for services.  We recognized $15,000 and $15,000 as stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively, based upon the estimated fair value per share.  The Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock issued to each of two executives of Hartman Income REIT Management, the property manager for the Company. We recognized share based compensation expense of $20,000 with respect to these awards based on the amount offering price of $10 per share for the three months ended March 31, 2012.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total cash distributions we have paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter paid	Distributions per Common Share	Total Amount Paid
2013
1st Quarter	$0.175	$627,754

2012
4th Quarter	$0.175	$550,016
3rd Quarter	0.175	482,186
2nd Quarter	0.175	402,956
1st Quarter	0.175	324,358
Total	$0.700	$1,759,516

Note 11 – Discontinued Operations

Effective March 28, 2013, the Company sold the Harwin property to Hartman XIX pursuant to the terms agreed upon and approved by both the board of directors of the Company and of Hartman XIX.  The Company sold the Harwin property for $3,400,000 cash.  The Company recognized a $139,442 gain on sale.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net income from discontinued operations is comprised as follows:

	Three months ended March 31,
	2013	2012
Total property revenues	$65,901	$-

Property operating expenses	28,237	-
Real estate taxes and insurance	23,230	-
Depreciation & amortization	-	-
Total property and other expenses	51,467	-

Income from discontinued operations	14,434	-

Gain on sale of property	139,442	-

Income from discontinued operations	$153,876	$-

Note 12 – Commitments and Contingencies

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

Richardson Heights – Alamo Draft House Lease

On September 26, 2012, the Company, through its wholly owned subsidiary, Hartman Richardson Heights Properties LLC (“HRHP LLC”), entered in to a lease agreement with the exclusive Alamo Draft House franchisee for the Dallas/Fort Worth area.  Alamo Draft House is a specialized movie theatre concept which combines showings of new release and classic films with dining and other entertainment.  The lease agreement has a 15 year term and a total lease value of $9.45 million.  The building and tenant improvement cost for the Alamo Draft House lease is estimated to be approximately $4.8 million.  The City of Richardson, Texas and HRHP LLC have entered into an economic development incentive agreement.  Under the terms of the incentive agreement, the City of Richardson will provide annual grants to be paid to HRHP LLC in equal installments over a five year period of up to $1.5 million and sales tax grants to be paid annually over the first 10 years of the tenant lease.  Funding for the improvement work will be provided by equity capital together with funds as needed under the Company’s Credit Facility.  As of March 31, 2013, the Company has incurred approximately $2.5 million of the estimated total building and tenant improvement cost.

Rescission Rights of Certain Stockholders

In connection with the suspension of the Company’s initial public offering, which is discussed in Note 13 – Subsequent Events below, the Company may have a contingent liability to certain stockholders who purchased shares of the Company’s common stock during the period which the Company’s registration statement was not effective and during which time the Company may have been in violation of one or more securities laws.  The Company has considered the possibility of affording the remedy of rescission to stockholders who purchased common shares during the period that the Company was required to file post-effective amendments to its registration statement.  Any such rescission would obligate the Company to reacquire the stockholders' common shares at a price equal to the price originally paid for such shares with market interest, less the amount of any income received with respect to such shares.  If affected stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies.  If stockholders seek rescission and/or damages or we conduct a rescission offer, we may or may not have the resources to fund the repurchase of all of the securities tendered.  We have determined not to offer rescission because the Advisor and the Company do not believe that any material number of affected investors would choose to rescind their common share purchases.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Subsequent Events

On April 17, 2013 the Company filed Post-Effective Amendment No. 1 to its registration statement originally declared effective February 9, 2010. On April 25, 2013, the Company stopped accepting subscriptions for the sale of its common stock pursuant to its initial public offering due to the fact the Company’s registration statement is no longer deemed effective under the Securities Act of 1933.    The Company now intends to withdraw its request for effectiveness of the post-effective amendment and to pursue effectiveness of its follow-on public offering.  The Company will commence its follow-on public offering at such time as the SEC declares the Company’s follow-on offering registration statement on Form S-11 to be effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

       Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Hartman Short Term Income Properties XX, Inc..

Forward-Looking Statements

         This Form 10-Q contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of the December 31, 2012 Form 10-K filed with the SEC on April 1, 2013.

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

On April 25, 2013, the Company stopped accepting subscriptions for the sale of its common stock pursuant to its initial public offering due to the fact the Company’s offering prospectus is no longer deemed effective under the Securities Act of 1933.  On April 17, 2013 the Company filed Post-Effective Amendment No. 1 to its prospectus dated February 9, 2010.  The Company now intends to withdraw its request for effectiveness of the post-effective amendment and to pursue effectiveness of its follow-on public offering.

On December 7, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $219,000,000 in shares of the Company’s common stock.  In the follow-on offering, the Company is offering up to $200,000,000 in shares of the Company’s common stock to the public and up to $19,000,000 in shares of the Company’s common stock pursuant to the distribution reinvestment plan (the “DRIP”).  The offering price for shares to be offered to the public in the follow-on offering will be determined by the Company’s board of directors.  The Company’s board of directors may change the price at which the Company offers shares to the public in the follow-on offering from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant.  On May 15, 2013, the Company filed Amendment No. 1 to Form S-11 with respect to the follow-on public offering.  The Company will recommence offering of its common shares at such time as the SEC declares the follow-on Form S-11 effective.

We intend to use substantially all of the net proceeds of our initial and follow-on offerings to purchase additional properties and other real estate-related investments. As of the date of this Form 10-Q, we have acquired 5 commercial real estate properties and disposed of 1 property.  The number of assets we acquire will depend upon the number of shares sold in the initial and follow-on offerings and the resulting amount of the net proceeds available for investment in properties.

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

For the three months ended March 31, 2013 and 2012, the Company incurred a net loss of $461,333 and $522,942, respectively.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

The following discussion and analysis should be read in conjunction with the accompanying interim consolidated financial information.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2013.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of March 31, 2013 and December 31, 2012, we had an allowance for uncollectible accounts of $193,924 and $163,302, respectively.  For the three months ended March 31, 2013 and 2012 we recorded bad debt expense in the amount of $30,622 and $10,733, respectively related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses.

Deferred Leasing Commissions and Loan Costs

       Leasing commissions are amortized using the straight-line method over the term of the related lease agreements.  Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. As of March 31, 2013 no goodwill impairment was recognized.

RESULTS OF OPERATIONS

        As of March 31, 2013 we owned 4 commercial properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 605,000 square feet plus 3 pad sites.  As of March 31, 2012 we owned 1 commercial property located in Richardson, Texas comprising approximately 201,000 square feet plus 3 pad sites.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended March 31, 2013 and 2012, we had total rental revenues and tenant reimbursements of $1,532,181 and $544,414, respectively.  The increase in revenues is attributable to the fact that we owned and operated 3 properties for all of the quarter ending March 31, 2013 versus one property for the quarter ending March 31, 2012.  The fourth property we acquired during the quarter closed on March 15, 2013.

Property operating expenses – Property operating expenses consists of contract services, repairs and maintenance, utilities and property management fees.  For the three months ended March 31, 2013 and 2012, we had total property operating expenses of $328,135 and $87,526, respectively.  Property operating expenses include property management fees paid to our Property Manager of $63,722 and $26,833 for the three months ended March 31, 2013 and 2012, respectively.  The increase in property operating expenses is attributable to the fact that we owned and operated 3 properties for all of the quarter ending March 31, 2013 versus one property for the quarter ending March 31, 2012.  The fourth property we acquired during the quarter closed on March 15, 2013.

Asset management and acquisition fees – Asset management and acquisition fees are fees payable to our advisor in connection with the management of the Company and the acquisition of our properties.  For the three months ended March 31, 2013 and 2012 we paid the Advisor $81,294 and $35,906, respectively for asset management fees.  Acquisition fees paid to Advisor were $237,250 and $0 for the three months ended March 31, 2013 and 2012, respectively.  In connection with the disposition of the Harwin property to Hartman XIX, Advisor refunded the acquisition fee of $80,380 previously paid in connection with that acquisition.

Organizational and offering costs - The Company incurs certain expenses in connection with its organization and registration to sell common shares.  These costs principally relate to professional and filing fees. For the three months ending March 31, 2013 and 2012 organization and offering costs were $25,826 and $41,958, respectively.

General and administrative expense - General and administrative expenses were $235,364 and $83,740 for the three months ended March 31, 2013 and 2012, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, independent director compensation and other share based compensation.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Fees to affiliates – In addition to asset management and acquisition fees paid to Advisor and property management fees paid to the Property Manager, we pay leasing commissions and construction management fees to the Property Manager.  For the three months ended March 31, 2013 and 2012, respectively, we paid our Property Manager $36,284 and $0 for leasing commissions and $101,686 and $118 for construction management fees.  Lease commissions and construction management fees are included in deferred loan and lease commission costs and real estate assets, respectively, in the consolidated balance sheets.

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

Our calculation of FFO and MFFO, and reconciliation to net loss, which is the most directly comparable GAAP financial measure, is presented in the table below for the three months ended March 31, 2013 and 2012.  FFO and MFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments.

	Three Months Ending March 31,
	2013	2012
Net loss	$(461,333)	$(522,942)
Depreciation and amortization of real estate assets	796,325	528,918
Income from discontinued operations	(153,876)	-
Funds from operations (FFO)	181,116	5,976
Acquisition related expenses	156,870	-
Modified funds from operations (MFFO)	$337,986	$5,976

Distributions

The following table summarizes the quarterly distributions we paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the period from January 2012 through March 31, 2013:

Period	Cash (1)	DRIP (1) (2)	Total	Net Cash Provided by (used in) Operating Activities
First Quarter 2012	$174,784	$149,574	$324,358	$(513,052)
Second Quarter 2012	$208,865	$194,091	$402,956	$(930,975)
Third Quarter 2012	$236,090	$246,096	$482,186	$236,450
Fourth Quarter 2012	$271,424	$278,592	$550,016	$1,374,341
Total	$891,163	$868,353	$1,759,516	$166,341

First Quarter 2013	$316,478	$311,276	$627,754	$(204,928)

(1) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2) Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the quarter ended March 31, 2013, we paid aggregate distributions of $627,754.  During the same period, cash used in operating activities was $204,928 and our modified funds from operations, or MFFO, was $337,986.   For the quarter ended March 31, 2012, we paid aggregate distributions of $324,358, our net cash used in operating activities was $513,052 and our MFFO was $5,976.  Of the $627,754 in distributions we paid to our stockholders for the three months ended March 31, 2013, approximately 54% was attributable to MFFO and approximately 46% constituted a return of capital funded from offering proceeds.  Of the $324,358 in distributions we paid to our stockholders for the three months ended March 31, 2012, approximately 2% was attributable to MFFO and approximately 98% constituted a return of capital funded from offering proceeds.  For a discussion of how we calculate FFO and MFFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations” hereinabove.

Liquidity and Capital Resources

As of March 31, 2013, the Company had issued 4,004,256 shares of the Company’s commons stock in its initial public offering, resulting in gross proceeds to the Company of $39,452,242.

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

Cash Flows from Operating Activities

As of March 31, 2013 we owned 4 commercial real estate properties.  During the three months ended March 31, 2013, net cash used in operating activities was $204,928 versus $513,052 for the three months ended March 31, 2012.  The increase in cash flow from operating activities is attributable to the fact that we owned and operated 4 commercial real estate properties during the three months ended March 31, 2013 versus 1 commercial real estate property during the three months ended March 31, 2012.  Our fourth property was acquired on March 15, 2013.  We expect cash flows from operating activities to increase in future periods as a result of anticipated future acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the three months ended March 31, 2013, net cash used in investing activities was $7,644,676 versus $101,660 for the three months ended March 31, 2012 and consisted primarily of $9,490,000 cash used to acquire the Parkway Property on March 15 2013, $1,637,770 cash used to fund the significant building and tenant improvements at the Richardson Heights Property less $3,253,671 net cash provided by the sale of the Harwin property.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders.  Net cash provided by financing activities for the three months ended March 31, 2013 and 2012, respectively, were and $8,282,625 versus $1,946,407 and consisted of the following:

• $6,024,575 and $2,344,011, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $299,606 and $224,738, respectively;

• $316,478 and $172,866, respectively of net cash distributions, after giving effect to distributions reinvested by stockholders of $311,276 and $149,578, respectively; and,

• $2,800,349 and $0, respectively of net proceeds drawn under our Revolving Credit Facility in connection with the Parkway Property acquisition and $73,785 financing of prepaid insurance.

Contractual Obligations

Our board of directors has approved our entering into the Advisory Agreement, the Property Management Agreement and the Dealer Management Agreement.

Off-Balance Sheet Arrangements

       As of March 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the accompanying consolidated financial statements.  (See note to financial statements disclosed in Item 2 to this quarterly report.)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. The Chief Executive Officer and the Chief Financial Officer have however determined that that as of March 31, 2013, disclosure controls and procedures as they apply to compliance with undertakings set forth in Industry Guide 5 and the Securities Act may have been deficient.  As of the date of this filing, the Chief Executive Officer and Chief Financial Officer have taken steps which they believe will be effective to overcome any identified deficiency.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

         There have been no changes during the Company’s quarter ended March 31, 2013, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting. There have, however, been changes to the Company’s disclosure controls and procedures as they apply to compliance with undertakings set forth in Industry Guide 5 and the Securities Act subsequent to March 31, 2013.  These changes include identifying and delegating appropriate tasks and actions to ensure compliance with such requirements.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 1A. Risk Factors

 None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       As of March 31, 2013, we had issued 4,004,256 shares in the Offering for gross proceeds of $39,542,242, out of which we incurred $2,208,476 in selling commissions and $647,519 in organization and offering costs.  With the net offering proceeds, we have invested in Richardson Heights, Cooper Street, Bent Tree Green, and Parkway Plaza properties.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

Date: May 15, 2013                                                                         By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: May 15, 2013                                                                        By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)