Form 10-K/A
Hartman Short Term Income Properties XX, Inc.
filed 2013-05-30
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

------------------------------------

FORM 10-K/A

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

EXPLANATORY NOTE

In this Amendment No. 1 to Annual Report on Form 10-K (this “Form 10-K/A”), we refer to Hartman Short Term Income Properties XX, Inc., a Maryland corporation, as “we”, “us”, “our”, “the Company” or “our Company.”

We are filing this Amendment No. 1 Annual Report on Form 10-K/A to amend certain disclosures contained in Part I, Item 4 – Controls and Procedures – in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (our “Report”).  The principal changes to our Report in the amendment are as follows:

We have identified a deficiency in our disclosure controls and procedures as they apply to compliance with undertakings set forth in Industry Guide 5 and the Securities Act of 1933, specifically as the relate to identification, delegation and accountability for filing timely supplements and post-effective amendments to any prospectus.  Supplements which include audited annual and unaudited quarterly financial statements were not filed.  Additionally, financial statements required to be filed under Rule 3-14 of Regulation S-X with respect to acquisitions of real property were not timely filed.

We have corrected Part I, Item 4. Controls and Procedures to reflect the occurrence of and the corrective action taken to remedy the deficiencies described above.

We have also corrected Part I, Item2. Properties to correctly note that the table presenting lease expirations for the following ten years does in fact not include the impact of renewal options.  Following the lease expirations table we have noted why the table does not total 100%.

Other than the correction of the disclosures described above, all other information in our original Form 10-K remains unchanged.  For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended.  Except for the amendment, this Form 10-K/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date.  Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report, if any.

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

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2012:

Property Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2012	Annualized Base Rental Revenue	Average Base Rental Revenue Per Sq. Ft.	Average Net Effective Annual Base Rent Per Leased Sq. Ft.
Retail:
Richardson Heights	Richardson	1958	201,433	47%	$1,475,181	$15.60	$17.17
Cooper Street Plaza	Arlington	1992	127,696	92%	1,294,387	11.03	11.37
Total – Retail			329,129	64%	2,769,568	13.07	14.06

Office:
Bent Tree Green	Dallas	1983	139,609	63%	$ 1,564,557	$ 17.80	$ 18.74

Total			468,738	64%	$ 4,334,125	$ 14.46	$ 15.36

Significant Tenants

The following table sets forth information about our five largest tenants as of December 31, 2012:

Tenant Name	Location	Annualized Rental Revenue	Percentage of Total Annualized Base Rental Revenues	Initial Lease Date	Year Expiring
Purdy-McGuire, Inc.	Dallas	$ 361,958	8.3%	10/30/2008	2019
K&G Men’s Company Inc.	Arlington	338,335	7.8%	07/01/2007	2017
Home Depot USA Inc.	Arlington	304,632	7.0%	05/01/2002	2023
Dental One Inc.	Dallas	278,802	6.4%	02/01/2009	2016
TJ Maxx #236	Richardson	265,553	6.1%	03/01/1988	2015
		$ 1,549,280	35.6%

Lease Expirations

The following table shows lease expirations for our properties as of December 31, 2012 during each of the next ten years:

				Annualized Base Rent
		Gross Leasable Area		as of December 31, 2012
Year	Number of Leases	Approximate Square Feet	Percent of Total Occupied	Amount	Percent of Total
2013	6	22,730	7.6%	$418,551	9.6%
2014	3	23,906	8.0%	195,056	4.5%
2015	11	51,552	17.3%	692,276	15.9%
2016	9	41,605	14.0%	625,166	14.3%
2017	12	68,034	22.9%	1,009,466	23.1%
2018	3	7,213	2.4%	140,889	3.2%
2019	4	34,677	11.7%	605,180	13.9%
2020	1	-	-%	61,727	1.4%
2021	-	-	-%	-	-%
2022	3	-	-%	104,664	2.4%
Total	52	249,717	83.9%	$3,852,975	88.3	% (1)

(1)

Leases expiring beyond the period presented are not included in the table above, therefore the percent of total annualized base rents do not total to 100%.

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

	As of December 31,
Balance Sheet Data	2012	2011	2010
Total real estate assets, at cost	$ 42,316,291	$ 18,968,145	$ -
Total real estate assets , net	39,783,190	18,615,533	-
Total assets	44,831,501	26,455,723	2,553,264
Notes payable	15,000,000	9,575,000	-
Total liabilities	17,546,000	11,249,025	460,422
Total stockholders’ equity	27,285,501	15,206,698	2,092,842

	For the years ended December 31,
	2012	2011	2010
Operating Data
Total revenues	$ 3,611,616	$ 354,048	$ -
Net loss	(2,111,037)	(520,394)	(247,191)
Net loss per common share – basic and diluted	(0.80)	(0.61)	(5.31)

Other Data
Cash flow provided by (used in)
Operating activities	$ 166,764	$ (153,830)	$ 78,404
Investing activities	(26,951,817)	(6,654,339)	(1,915,000)
Financing activities	19,406,585	13,612,008	2,472,019

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

Item 9A(T).     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K, as of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. The Chief Executive Officer and the Chief Financial Officer have subsequently determined that as of December 31, 2012, disclosure controls and procedures as they apply to compliance with undertakings set forth in Industry Guide 5 and the Securities Act have been deficient.  As of the date of this filing, the Chief Executive Officer and Chief Financial Officer have taken steps which they believe will be effective to overcome any identified deficiency.  The relevant actions include the identification, delegation and establishment of an accountability system to insure that during the term of any effective registration statement, the Company shall prepare and timely file required supplements to any prospectus to include annual audited and quarterly unaudited financial statements; the Company shall prepare and timely file required post-effective amendments to any prospectus to cumulate period supplements previously filed; and to otherwise detect and prevent any failure to comply with undertakings set forth in Industry Guide 5 and the Securities Act of 1933.   In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.  As noted above under Evaluation of Disclosure Controls and Procedures, our management has subsequently concluded that our disclosure controls and procedures as they apply to compliance with undertakings set forth in Industry Guide 5 and the Securities Act of 1933, specifically as the relate to identification, delegation and accountability for filing timely supplements and post-effective amendments to any prospectus were not effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company’s quarter ended December 31, 2012, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.  There have, however, been changes to the Company’s disclosure controls and procedures as they apply to compliance with undertakings set forth in Industry Guide 5 and the Securities Act subsequent to March 31, 2013.  These changes include identifying and delegating appropriate tasks and actions to ensure compliance with such requirements as more fully described above.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
Revenues
Rental revenues	$ 2,830,366	$ 301,348
Tenant reimbursements and other revenues	781,250	52,700
Total revenues	3,611,616	354,048

Expenses
Property operating expenses	487,517	54,495
Asset management and acquisition fees	1,038,497	504,682
Organization and offering costs	136,321	51,806
Real estate taxes and insurance	769,023	119,037
Depreciation and amortization	2,180,489	354,101
General and administrative	336,710	162,104
Total expenses	4,948,557	1,246,225

Loss before other income (expense) and equity in earnings of unconsolidated joint venture, net	(1,336,941)	(892,177)

Other income (expense)
Gain on re-measurement	-	508,047
Interest expense	(746,843)	(96,586)
Other income (expense), net	(746,843)	411,461

Loss after other income (expense) and before equity in earnings of unconsolidated joint venture, net	(2,083,784)	(480,716)
Equity in earnings of unconsolidated joint venture, net	-	(39,678)
Loss from continuing operations	$ (2,083,784)	$ (520,394)

Loss from discontinued operations	(27,253)	-

Net loss	$ (2,111,037)	$ (520,394)
Basic and diluted loss per common share:
Loss attributable to common stockholders	$ (0.80)	$ (0.61)
Weighted average number of common shares outstanding, basic and diluted	2,647,039	854,149

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated
					Common Stock	Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Subscribed	Capital	and Net Loss	Total
Balance, December 31, 2010	1,000	$1	274,966	$ 275	$ 100,000	$2,573,210	($580,644)	$2,092,842
Issuance of common shares (cash investment)	-	-	1,500,961	1,500	-	14,966,525	-	14,968,025
Issuance of common shares (non-cash)	-	-	37,586	38	-	363,089	-	363,127
Common shares subscribed	-	-	-	-	(100,000)	-	-	(100,000)
Selling commissions	-	-	-	-	-	(1,000,356)	-	(1,000,356)
Dividends and distributions (stock)	-	-	-	-	-	-	(288,045)	(288,045)
Dividends and distributions (cash)	-	-	-	-	-	-	(308,501)	(308,501)
Net loss	-	-	-	-	-	-	(520,394)	(520,394)
Balance, December 31, 2011	1,000	$1	1,813,513	$ 1,813	$ -	$16,902,468	($1,697,584)	$15,206,698
Issuance of common shares (cash investment)	-	-	1,631,763	1,632	-	16,074,840	-	16,076,472
Issuance of common shares (non-cash)	-	-	93,406	93	-	888,269	-	888,362
Selling commissions	-	-	-	-	-	(908,514)	-	(908,514)
Dividends and distributions (stock)	-	-	-	-	-	-	(924,827)	(924,827)
Dividends and distributions (cash)	-	-	-	-	-	-	(941,653)	(941,653)
Net loss	-	-	-	-	-	-	(2,111,037)	(2,111,037)
Balance, December 31, 2012	1,000	$1	3,538,682	$ 3,538	$ -	$32,957,063	($5,675,101)	$27,285,501

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

Note 16 – Subsequent Events

Effective March 15, 2013 the Company disposed of the Harwin Property for $3.4 million.

On March 28, 2013, the Company acquired a fee simple interest in a 136,506 square foot office building located in Dallas, Texas commonly known as Parkway I & II (the “Parkway Property”) through Hartman Parkway, LLC (“Parkway LLC”), a wholly owned subsidiary of the Company.

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