Form 10-K/A
Hartman Short Term Income Properties XX, Inc.
filed 2013-06-07
CIK 1446687

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

EXPLANATORY NOTE

In this Amendment No. 2 to Annual Report on Form 10-K (this “Form 10-K/A”), we refer to Hartman Short Term Income Properties XX, Inc., a Maryland corporation, as “we”, “us”, “our”, “the Company” or “our Company.”

We are filing this Amendment No. 2 Annual Report on Form 10-K/A to amend certain disclosures contained in Part I, Item 4 – Controls and Procedures – in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (our “Report”).  The principal changes to our Report in the amendment are as follows:

We initially concluded that our disclosure controls and procedures were effective as of December 31, 2012.  We have subsequently determined that our disclosure controls and procedures were not effective as of December 31, 2012.  We have identified a deficiency in our disclosure controls and procedures as they apply to compliance with undertakings set forth in Industry Guide 5, the Securities Act and the Exchange Act, specifically as they relate to identification, delegation and accountability for filing timely supplements and post-effective amendments to any prospectus.  Supplements which include audited annual and unaudited quarterly financial statements were not filed.  Additionally, financial statements required to be filed under Rule 3-14 of Regulation S-X with respect to acquisitions of real property were not timely filed.

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

Item 9A(T).     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K/A, as of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer initially concluded that as of December 31, 2012, these disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. The Chief Executive Officer and the Chief Financial Officer subsequently determined that our disclosure controls and procedures were not effective as of December 31, 2012.  The Company has taken steps to bring our disclosure controls and procedures into compliance with Rule 13a-15.  The relevant actions include the identification, delegation and establishment of an accountability system to insure that during the term of any effective registration statement, the Company shall prepare and timely file required supplements to any prospectus to include annual audited and quarterly unaudited financial statements; the Company shall prepare and timely file required post-effective amendments to any prospectus to cumulate period supplements previously filed; and to otherwise detect and prevent any failure to comply with undertakings set forth in Industry Guide 5 and the requirements of the Securities Act and the Exchange Act.   In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     The amount of total in-place lease intangible asset and the respective accumulated amortization as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Acquired lease intangible assets:
In-place lease value intangible	$8,404,504	$3,473,763
In-place leases – accumulated amortization	(1,689,202)	(264,732)
Acquired lease intangible assets, net	$6,715,302	$3,209,031

     The estimated aggregate future amortization amounts from acquired lease intangibles are as follows:

Years ending December 31,	In-place- lease amortization
2013	$ 2,167,839
2014	2,250,231
2015	1,101,416
2016	1,108,870
2017	86,946
Thereafter	-
Total	$ 6,715,302

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

Note 11 — Income Taxes

       Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  The Company’s federal income tax returns for the years ended December 31, 2009, 2010 and 2011 have not been examined by the Internal Revenue Service.  The Company’s federal income tax return for the year ended December 31, 2009 may be examined on or before September 15, 2013

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

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