Form 10-Q
period 2013-11-14
Hartman Short Term Income Properties XX, Inc.
filed 2013-11-14
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

☒Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013 there were 5,972,752 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Real estate assets, at cost:
Property	$ 56,625,923	$ 42,316,291
Accumulated depreciation and amortization	(5,371,048)	(2,533,101)
Real estate assets, net	51,254,875	39,783,190

Cash and cash equivalents	797,758	61,894
Accrued rent and accounts receivable, net	878,310	176,159
Deferred loan and leasing commission costs, net	1,015,400	902,038
Goodwill	249,686	249,686
Prepaid expenses and other assets	400,661	404,863
Real estate assets held for disposition	-	3,253,671
Total assets	$ 54,596,690	$ 44,831,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Note payable	$ 7,100,000	$ 15,000,000
Accounts payable and accrued expenses	2,467,639	1,588,746
Due to related parties	122,170	664,911
Tenants' security deposits	316,991	292,343
Total liabilities	10,006,800	17,546,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1	1
Common stock, $0.001 par value, 750,000,000 authorized, 5,542,227 shares and 3,538,682 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	5,818	3,538
Additional paid-in capital	54,244,145	32,957,063
Accumulated distributions and net loss	(9,660,074)	(5,675,101)
Total stockholders' equity	44,589,890	27,285,501
Total liabilities and total stockholders' equity	$ 54,596,690	$ 44,831,501

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental revenues	$ 1,552,676	$ 717,323	$ 4,408,093	$ 1,760,880
Tenant reimbursements and other revenues	563,508	317,496	979,716	600,556
Total revenues	2,116,184	1,034,819	5,387,809	2,361,436

Expenses
Property operating expenses	537,110	149,812	1,382,579	345,013
Asset management and acquisition fees	96,122	55,805	430,408	497,574
Organization and offering costs	210,705	4,924	445,871	90,713
Real estate taxes and insurance	286,867	206,610	949,760	531,345
Depreciation and amortization	1,057,832	494,177	2,837,947	1,398,309
General and administrative	130,550	43,050	493,692	221,836
Interest expense	192,787	146,434	661,741	522,474
Total expenses	2,511,973	1,100,812	7,201,998	3,607,264
Loss from continuing operations	(395,789)	(65,993)	(1,814,189)	(1,245,828)
Income from discontinued operations	-	19,510	189,036	19,510
Net loss	$ (395,789)	$ (46,483)	$ (1,625,153)	$ (1,226,318)
Basic and diluted loss per common share:
Loss attributable to common stockholders	$ (0.07)	$ (0.02)	$ (0.36)	$ (0.50)
Weighted average number of common shares outstanding, basic and diluted	5,342,710	2,863,779	4,549,526	2,429,485

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock			Accumulated
					Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Total
Balance, December 31, 2012	1,000	$1	3,538,682	$3,538	$32,957,063	($5,675,101)	$27,285,501
Issuance of common shares (cash investment)	-	-	2,153,537	2,154	20,665,315	-	20,667,469
Issuance of common shares (non-cash)	-	-	125,716	126	1,198,550	-	1,198,676
Selling commissions	-	-	-	-	(576,783)	-	(576,783)
Dividends and distributions (stock)	-	-	-	-	-	(1,153,864)	(1,153,864)
Dividends and distributions (cash)	-	-	-	-	-	(1,205,956)	(1,205,956)
Net loss	-	-	-	-	-	(1,625,153)	(1,625,153)
Balance, September 30, 2013	1,000	$1	5,542,227	$5,818	$54,244,145	($9,660,074)	$44,589,890

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net Loss	$ (1,625,153)	$ (1,226,318)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock based compensation	72,500	45,000
Depreciation and amortization	2,837,947	1,398,309
Deferred loan cost and leasing commission costs amortization	111,870	121,986
Bad debt provision	97,374	46,903
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(321,830)	(305,752)
Deferred leasing commission costs	(177,080)	(636,439)
Prepaid expenses and other assets	(345,798)	(388,452)
Subscription proceeds receivable	-	(46,025)
Accounts payable and accrued expenses	152,578	273,176
Due to related parties	(542,741)	(341,522)
Tenants' security deposit	24,648	62,226
Net cash provided by (used in) operating activities	284,315	(996,908)

Cash flows from investing activities:
Acquisition deposit	350,000	-
Additions to real estate	(14,185,804)	(10,960,713)
Investment - Haute Harwin note	-	(3,215,237)
Disposition of Haute Harwin property	3,253,671	-
Net cash used in investing activities	(10,582,133)	(14,175,950)

Cash flows from financing activities:
Dividend distributions paid in cash	(1,131,249)	(619,739)
Payment of selling commissions	(576,783)	(751,806)
Borrowings net of repayment under insurance premium finance note	22,397	7,041
Repayments on notes payable	-	(9,575,000)
Proceeds from revolving credit borrowings, net of repayments	(7,948,152)	7,189,331
Proceeds from issuance of common stock	20,667,469	11,744,725
Net cash provided by financing activities	11,033,682	7,994,552

Net change in cash and cash equivalents	735,864	(7,178,306)
Cash and cash equivalents at the beginning of period	61,894	7,440,362
Cash and cash equivalents at the end of period	$ 797,758	$ 262,056

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock from dividend reinvestment plan	$ 1,111,176	$ 589,760
Cash paid for interest	$ 586,571	$ 374,581

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

As of September 30, 2013, the Company had accepted investor’s subscriptions for, and issued, 5,542,227 shares of the Company’s common stock in its initial public offering, resulting in gross proceeds to the Company of $54,185,144.

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

       As of September 30, 2013 we owned 4 commercial properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 605,000 square feet plus 3 pad sites.  As of September 30, 2012 we owned 3 commercial properties located in Richardson, Arlington and Houston, Texas comprising approximately 367,000 square feet plus 3 pad sites.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2013 and 2012 and for the three and nine months ended September 30, 2013 and 2012, have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  The results of the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2012.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Hartman Richardson Heights Properties, LLC for the nine months ended September 30, 2013 and 2012; Hartman Cooper Street Plaza, LLC for the nine months ended September 30, 2013 and for the period from May 11, 2012 to September 30, 2012; Hartman Haute Harwin, LLC for the period from January 1, 2013 to March 28, 2013, the date this subsidiary’s property was sold to an affiliate and for the period from August 7, 2012 to September 30, 2012; Hartman Bent Tree, LLC for the nine months ended September 30, 2013; and Hartman Parkway LLC for the period from March 15, 2013, the date this subsidiary acquired the Parkway Property, to September 30, 2013.  All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents at September 30, 2013 and December 31, 2012 consisted of demand deposits at commercial banks.

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

Revenue Recognition

Our leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Accrued rents are included in accrued rent and accounts receivable, net.  In accordance with ASC 605-10-S99, Revenue Recognition, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursement and other revenues in the period the related costs are incurred.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2013.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  For the three months ended September 30, 2013 and 2012, we recorded bad debt expense in the amount of $34,013 and $21,233, respectively.   For the nine months ended September 30, 2013 and 2012, we recorded bad debt expense in the amount of $97,374 and $46,903, respectively. It is related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

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

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees. For the three months ended September 30, 2013 and 2012, such costs totaled $210,705 and $4,924, respectively. For nine months ended September 30, 2013 and 2012, such costs totaled $445,871 and $90,713.

Organization and offering costs will be reimbursed by the Advisor as set forth in the “Costs of Formation and Fees to Related Parties” section of the prospectus, to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of September 30, 2013, the excess of offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $254,787.  No demand has been made of the Advisor for reimbursement as of September 30, 2013 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in capital.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $275 and $3,179 for the three months ended September 30, 2013 and 2012, and $3,891 and $3,424 for the nine months ended September 30, 2013 and 2012, respectively.

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

For the three months ended September 30, 2013 and 2012, the Company incurred a net loss of $395,789 and $46,483, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred a net loss of $1,625,153 and $1,226,318, respectively.    The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

 Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of September 30, 2013 and 2012, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months ended September 30, 2013 and 2012 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

Note 3 — Real Estate

       Real estate assets consisted of the following:

	September 30, 2013	December 31, 2012
Land	$12,816,250	$10,443,750
Buildings and improvements	33,053,190	23,468,037
In-place lease value intangible	10,756,483	8,404,504
	56,625,923	42,316,291
Less accumulated depreciation and amortization	(5,371,048)	(2,533,101)
Total real estate assets	$51,254,875	$39,783,190

       Depreciation expense for the three months ended September 30, 2013 and 2012 was $383,916 and $145,367, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $947,831 and $412,249, respectively.  Amortization expense of in-place lease value intangible was $673,916 and $348,810 for the three months ended September 30, 2013 and 2012, respectively, and $1,890,116 and $986,060 for the nine months ended September 30, 2013 and 2012, respectively.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

       Acquisition fees paid to Advisor were $0 and $0 for the three months ended September 30, 2013 and 2012, $156,870 and $353,342 for the nine months ended September 30, 2013 and 2012 respectively.   Asset management fees paid to Advisor were $96,122 and $55,805 for the three months ended September 30, 2013 and 2012 respectively.  Asset management fees paid to Advisor were $273,538 and $144,232 for the nine months ended September 30, 2013 and 2012 respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, respectively.

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

The initial purchase price allocation is subject to change as the Company receives all information necessary to finalize its purchase price allocation as provided by ASC 805, Business Combinations.

We identify and record the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms.  With respect to all properties owned by the Company, we consider all of the in-place leases to be market rate leases.

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	September 30, 2013	December 31, 2012
In-place lease value intangible	$10,756,483	$8,404,504
In-place leases – accumulated amortization	(3,579,318)	(1,689,202)
Acquired lease intangible assets, net	$7,177,165	$6,715,302

      In addition to the Parkway Property acquisition, the Company invested $844,221 and $340,726 in building and tenant improvements for the three months ended September 30, 2013 and 2012; and $4,819,634 and $349,810 for the nine months ended September 30, 2013 and 2012, respectively.  Tenant improvements attributable to the Alamo Draft House tenant at the Richardson Heights Property were $661,506 and $4,215,659 for the three and nine months ended September 30, 2013, and $601,827 and $608,327 for the three and nine months ended September 30, 2012. The lease agreement for the Alamo Draft House limits the Company’s total cost of related improvements to $4.8 million. Total expenditures in excess of this amount will be reimbursed by the tenant.

Richardson Heights – Alamo Draft House Lease

On September 26, 2012, the Company, through its wholly owned subsidiary, Hartman Richardson Heights Properties LLC (“HRHP LLC”), entered in to a lease agreement with the exclusive Alamo Draft House franchisee for the Dallas/Fort Worth area.  Alamo Draft House is a specialized movie theater concept which combines showings of new release and classic films with dining

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and other entertainment.  The lease agreement has a 15 year term and a total lease value of $9.45 million.  The building and tenant improvement cost for the Alamo Draft House lease is estimated to be approximately $4.8 million.  The City of Richardson, Texas and HRHP LLC have entered into an economic development incentive agreement.  Under the terms of the incentive agreement, the City of Richardson will provide annual grants to be paid to HRHP LLC in equal installments over a five year period of up to $1.5 million and sales tax grants to be paid annually over the first 10 years of the tenant lease.  As of September 30, 2013, the Company has incurred approximately $4.8 million of the estimated total building and tenant improvement cost. The Company has substantiated its cost burden under the development incentive agreement. On September 30, 2013 the Company received the first annual grant installment of $300,000, which is included in tenant reimbursements and other revenues on the consolidated statements of operations.

Payments received by the Company in the form of annual grants and annual sales tax grants are subject to refund or adjustment during the term of the economic development incentive agreement.  In general the incentive agreement provides that the Company must continue to be in good standing with respect to the terms and conditions of the agreement and that the Alamo Draft House lessee must continue as a tenant of the Richardson Heights Property during the term of its lease agreement.  As of September 30, 2013, no uncured breach or default exists under the terms of the incentive agreement and the Company has no liability or other obligation to repay any grants received under the agreement.

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	September 30, 2013	December 31, 2012
Tenant receivables	$781,146	$257,665
Accrued rent	357,840	81,796
Allowance for doubtful accounts	(260,676)	(163,302)
Accrued rent and accounts receivable, net	$878,310	$176,159

Note 5 — Deferred Loan and Leasing Commission Costs, net

Costs which have been deferred consist of the following:

	September 30, 2013	December 31, 2012
Deferred loan and leasing commission costs	$1,313,657	$1,088,425
Less: accumulated amortization	(298,257)	(186,387)
Total cost, net of accumulated amortization	$1,015,400	$902,038

Note 6 — Note Payable

The Company is a party to a $30.0 million revolving credit agreement (the “Credit Facility”) with a bank.  The borrowing base of the Credit Facility may be adjusted from time to time subject to the lenders underwriting with respect to real property collateral.  In connection with the acquisition of the Parkway Property, the borrowing base of the Credit Facility was increased from $20.0 million to $22.5 million.  The current borrowing base includes a $2.0 million restricted borrowing base to provide construction funding, if required, in connection with substantial building and tenant improvements being undertaken in connection with the Alamo Draft House lease at the Richardson Heights Property.  The note bears interest at the lesser of 5.0% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 5.0% per annum as of September 30, 2013.  Effective October 15, 2013 the bank agreed to reduce the interest rate to 4.5% per annum.  Payment of interest only is due monthly.  The loan matures on May 9, 2015.  The outstanding balance under the Credit Facility was $7.1 million and $15.0 million as of September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013 the amount available to be borrowed is $13.4 million, exclusive of the $2.0 million restricted borrowing base.  The loan is subject to customary covenants.

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

	Three months ended September,		Nine months ended September,
	2013	2012	2013	2012
Numerator:
Net loss attributable to common stockholders	$(395,789)	$(46,483)	$(1,625,153)	$(1,226,318)
Denominator:
Basic and diluted weighted average shares outstanding	5,342,710	2,863,779	4,549,526	2,429,485

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.07)	$(0.02)	$(0.36)	$(0.50)

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

Note 9 — Related Party Transactions

Hartman Advisors LLC (the “Advisor”), is a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Advisor is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, of which Allen R. Hartman is the Chief Executive Officer and Chairman of the Board of Directors.

       As of September 30, 2013 and December 31, 2012, respectively, the Company had a balance due (from) to an affiliated entity, the Property Manager, of $(415,933) and $188,660.

The Company owed the Advisor $392,381 and $111,973 for acquisition and asset management fees as of September 30, 2013 and December 31, 2012, respectively.  In connection with the disposition of the Harwin Property to Hartman XIX, Advisor is refunding the acquisition fee previously paid in connection with that acquisition.  Asset management fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset.

Effective March 28, 2013 the Company disposed of the Harwin Property for $3.4 million.  The Company recognized income from discontinued operations of the Harwin Property of $14,993 and a gain on sale of discontinued operations of $174,043.

The Company owed $159,064 and $364,278 to Hartman XIX as of September 30, 2013 and December 31, 2012, respectively.  The balance due to Hartman XIX represents undistributed funds from operations due to Hartman XIX with respect to its former ownership interest in the Richardson Heights Property joint venture and Harwin property sold to XIX. The Company was owed $(13,342) and $0 by Weslayan, an affiliate property, as of September 30, 2013 and December 31, 2012, respectively.

Note 10 – Stockholders’ Equity

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

       As of September 30, 2013, the Company has accepted investors’ subscriptions for and issued 5,542,227 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $54,185,144.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of September 30, 2013 and December 31, 2012, respectively, we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

Stock-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three and nine months ended September 30, 2013 and 2012, respectively, the Company granted 1,500 and 1,500 shares and 5,250 and 2,500 shares, respectively, of restricted common stock to independent directors as compensation for services.  We recognized $15,000 and $15,000 and $52,500 and $25,000 as stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012, respectively, based upon the estimated fair value per share.  The Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock issued to each of two executives of Hartman Income REIT Management, the property manager for the Company. We recognized share based compensation expense of $20,000 and $20,000 with respect to these awards based on the amount offering price of $10 per share for the nine months ended September 30, 2013 and 2012, respectively.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reflects the total cash distributions we have paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter paid	Distributions per Common Share	Total Amount Paid
2013
3rd Quarter	$0.175	$854,120
2nd Quarter	0.175	760,551
1st Quarter	0.175	627,754
Total	$0.525	$2,242,425

2012
4th Quarter	$0.175	$551,094
3rd Quarter	0.175	487,744
2nd Quarter	0.175	399,316
1st Quarter	0.175	322,440
Total	$0.700	$1,760,594

Note 11 – Discontinued Operations

Effective March 28, 2013, the Company sold the Harwin property to Hartman XIX pursuant to the terms agreed upon and approved by both the board of directors of the Company and of Hartman XIX.  The Company sold the Harwin property for $3,400,000 cash.  The Company recognized a $174,043 gain on sale.

Income from discontinued operations is comprised as follows:

	Three months ended September,		Nine months ended September,
	2013	2012	2013	2012
Total property revenues	$ -	$31,537	$ 66,460	$31,537
Gain on sale of property	-	19,510	174,043	19,510
Income from discontinued operations	-	-	$ 189,036	-
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$ -	$ 0.01	$ 0.04	$ 0.01

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

Rescission Rights of Certain Stockholders

In connection with the Company’s initial public offering, the Company may have a contingent liability to certain stockholders who purchased shares of the Company’s common stock during the period which the Company’s registration statement was not effective and during which time the Company may have been in violation of one or more securities laws.  The Company has considered the possibility of affording the remedy of rescission to stockholders who purchased common shares during the period that the Company was required to file post-effective amendments to its registration statement.  Any such rescission would obligate

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Company to reacquire the stockholders common shares at a price equal to the price originally paid for such shares with market interest, less the amount of any income received with respect to such shares.  If affected stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies.  If stockholders seek rescission and/or damages or we conduct a rescission offer, we may or may not have the resources to fund the repurchase of all of the securities tendered.  We have determined not to offer rescission because the Advisor and the Company do not believe that any material number of affected investors would choose to rescind their common share purchases. No rescission requests have been received by the Company as of September 30, 2013.

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

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of the December 31, 2012 Form 10-K, as amended, filed with the SEC on June 7, 2013.

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

For the three months ended September 30, 2013 and 2012, the Company incurred a net loss of $395,789 and $46,483, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred a net loss of $1,625,153 and $1,226,318, respectively. The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

The following discussion and analysis should be read in conjunction with the accompanying interim consolidated financial information.

Critical Accounting Policies and Estimates

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the nine months ended September 30, 2013.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS

      As of September 30, 2013 we owned 4 commercial properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 605,000 square feet plus 3 pad sites.  As of September 30, 2012 we owned 3 commercial properties located in Richardson, Arlington and Houston, Texas comprising approximately 367,000 square feet plus 3 pad sites.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended September 30, 2013 and 2012, we had total rental revenues and tenant reimbursements of $2,116,184 and $1,034,819, respectively.

For the nine months ended September 30, 2013 and 2012, we had total rental revenues and tenant reimbursements of $5,387,809 and $2,361,436, respectively.  The increase in revenues is attributable to the fact that we owned and operated 4 properties as of September 30, 2013 versus 3 properties as of September 30, 2012.  The third property was acquired on October 16, 2012 and the fourth property was acquired on March 15, 2013.

Property operating expenses – Property operating expenses consists of contract services, repairs and maintenance, utilities and property management fees.  For the three months ended September 30, 2013 and 2012, we had total property operating expenses of $537,110 and $149,812, respectively. For the nine months ended September 30, 2013 and 2012, we had total property operating expenses of $1,382,579 and $345,013 respectively.   Property operating expenses include property management fees paid to our Property Manager of $68,883 and $51,507 for the three months ended September 30, 2013 and 2012, respectively.  Property operating expenses include property management fees paid to our Property Manager of $197,236 and $115,682 for the nine months ended September 30, 2013 and 2012, respectively.  The increase in property operating expenses is attributable to the fact that we owned and operated 4 properties as of September 30, 2013 versus 3 properties as of September 30, 2012.  The third property was acquired on October 16, 2012 and the fourth property was acquired on March 15, 2013.

Asset management and acquisition fees – Asset management and acquisition fees are fees payable to our advisor in connection with the management of the Company and the acquisition of our properties.  For the three months ended September 30, 2013 and 2012 we paid the Advisor $96,122 and $55,805 respectively for asset management fees.  Acquisition fees paid to Advisor were $0 and $0 for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012 we paid the Advisor $273,538 and $144,232 respectively for asset management fees.  Acquisition fees paid to Advisor were $156,870 and $353,342 for the nine months ended September 30, 2013 and 2012, respectively.  In connection with the disposition of the Harwin property to Hartman XIX, Advisor refunded the acquisition fee of $80,380 previously paid in connection with that acquisition.

Organizational and offering costs - The Company incurs certain expenses in connection with its organization and registration to sell common shares.  These costs principally relate to professional and filing fees. For the three months ending September 30, 2013 and 2012 organization and offering costs were $210,705 and $4,924, respectively. For the nine months ending September 30, 2013 and 2012 organization and offering costs were $445,871 and $90,713, respectively.

General and administrative expense - General and administrative expenses were $130,550 and $43,050 for the three months ended September 30, 2013 and 2012, respectively, and $493,692 and $221,836 for the nine months ended September 30, 2013 and 2012, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, independent director compensation and other share based compensation.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Fees to affiliates – In addition to asset management and acquisition fees paid to Advisor and property management fees paid to the Property Manager, we pay leasing commissions and construction management fees to the Property Manager.  For the three months ended September 30, 2013 and 2012, respectively, we paid our Property Manager $26,483 and $61,098 for leasing commissions and $23,306 and $20,932 for construction management fees. For the nine months ended September 30, 2013 and 2012, respectively, we paid our Property Manager $177,080 and $636,439 for leasing commissions and $130,786 and $20,932 for construction management fees.  Lease commissions and construction management fees are included in deferred loan and lease commission costs and real estate assets, respectively, in the consolidated balance sheets.

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

	Three Months Ending September 30,		Nine months Ending September 30,
	2013	2012	2013	2012
Net loss	$(395,789)	$(46,483)	$(1,625,153)	$(1,226,318)
Depreciation and amortization of real estate assets	1,057,832	494,177	2,837,947	1,398,309
Income from discontinued operations	-	(19,510)	(189,036)	(19,510)
Funds from operations (FFO)	662,043	428,184	1,023,758	152,481
Acquisition related expenses	-	-	156,870	353,342
Modified funds from operations (MFFO)	$662,043	$428,184	$1,180,628	$505,823

Distributions

The following table summarizes the quarterly distributions we paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the period from January 2012 through September 30, 2013:

Period	Cash (1)	DRIP (1) (2)	Total	Net Cash Provided by (used in) Operating Activities
First Quarter 2012	$172,866	$149,574	$322,440	$(513,052)
Second Quarter 2012	205,225	194,091	399,316	(930,975)
Third Quarter 2012	241,648	246,096	487,744	447,119
Fourth Quarter 2012	272,502	278,592	551,094	1,163,672
Total	$892,241	$868,353	$1,760,594	$166,764

First Quarter 2013	$316,478	311,276	$627,754	$(204,928)
Second Quarter 2013	372,901	387,650	760,551	592,965
Third Quarter 2013	441,870	412,250	854,120	(103,722)
Total	$1,131,249	$1,111,176	$2,242,425	$284,315

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the nine months ended September 30, 2013, we paid aggregate distributions of $2,242,425.  During the same period, cash provided by operating activities was $284,315. For the nine months ended September 30, 2012, we paid aggregate distributions of $1,209,500.  During the same period our net cash used in operating activities was $996,908.  Of the $2,242,425 in distributions we paid to our stockholders for the nine months ended September 30, 2013, 13% was attributable to cash provided by operating activities.  Of the $1,209,500 in distributions we paid to our stockholders for the nine months ended September 30, 2012, no amount of such distributions were covered by cash provided by operating activities.

Liquidity and Capital Resources

As of September 30, 2013, the Company had issued 5,542,227 shares of the Company’s common stock in its initial public offering, resulting in gross proceeds to the Company of $54,185,144.

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

Cash Flows from Operating Activities

As of September 30, 2013 we owned 4 commercial real estate properties.  During the nine months ended September 30, 2013, net cash provided by operating activities was $284,315 versus $996,908 used in operating activities for the nine months ended September 30, 2012.  The increase in cash flow from operating activities is attributable to the fact that we owned and operated 4 commercial real estate properties during the nine months ended September 30, 2013 versus 3 commercial real estate property during the nine months ended September 30, 2012, including 2 properties acquired in May 2012.  Our fourth property was acquired on March 15, 2013.  We expect cash flows from operating activities to increase in future periods as a result of anticipated future acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the nine months ended September 30, 2013, net cash used in investing activities was $10,582,133 versus $14,175,950 for the nine months ended September 30, 2012 and consisted primarily of $9,135,977 net cash used to acquire the Parkway Property on March 15, 2013; $5,049,827 cash used to fund building and tenant improvements including $4,215,659 of improvements at the Richardson Heights Property related to the Alamo Draft House construction; less $3,253,671 net cash provided by the sale of the Harwin property. $350,000 used in investing activities is from acquisition deposit.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders.  Net cash provided by financing activities for the nine months ended September 30, 2013 and 2012, respectively, were and $11,033,682 versus $7,994,552 and consisted primarily of the following:

•

$ 20,090,686 and $10,992,919, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $576,783 and $751,806, respectively;

•

$1,131,249 and $619,739, respectively of net cash distributions, after giving effect to distributions reinvested by stockholders of $1,111,176 and $589,760, respectively; and,

•

$7,925,755 and $2,378,628 respectively of net proceeds drawn under our Revolving Credit Facility and insurance premium financing.

Contractual Obligations

Our board of directors has approved our entering into the Advisory Agreement, the Property Management Agreement and the Dealer Management Agreement.

Off-Balance Sheet Arrangements

       As of September 30, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. The Chief Executive Officer and the Chief Financial Officer previously determined that that as of March 31, 2013, disclosure controls and procedures as they apply to compliance with undertakings set forth in Industry Guide 5 and the Securities Act were deficient.  The Chief Executive Officer and Chief Financial Officer have taken steps which they believe are now effective to overcome the previously identified deficiency.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

         There have been no changes during the Company’s quarter ended September 30, 2013, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 1A. Risk Factors

 None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       As of September 30, 2013, we had issued 5,542,227 shares in the Offering for gross proceeds of $54,185,144, out of which we incurred $2,935,756 in selling commissions and $918,400 in organization and offering costs.  With the net offering proceeds, we have invested in Richardson Heights, Cooper Street, Bent Tree Green, and Parkway Plaza properties.

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

Date: November 14, 2013

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: November 14, 2013

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)