Form 10-K
Hartman Short Term Income Properties XX, Inc.
filed 2014-03-31
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

------------------------------------

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number 000-53912

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

    There is no established market for the registrant's shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were 4,465,306 shares of common stock held by non-affiliates at June 30, 2013; the last business day of the registrant's most recently completed second fiscal quarter.

As of March 28, 2014, there were 6,707,364 shares of the Registrant’s common shares issued and outstanding.

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

PART I

Item 1.     Business

General

We are a Maryland corporation formed on February 5, 2009, to acquire and invest in income-producing commercial properties, including office buildings, shopping centers, other retail and commercial properties, some of which may be actively leased to a number of tenants having relatively short (1-3) year leases and others may be net leased to a single tenant.  We have made and expect to continue to make our investments in or in respect of real estate assets located in the United States based on our view of existing market conditions.  We have elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2011.

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

Our offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057.  Our telephone number is 713-467-2222. Information regarding the Company is available via the internet at www.hartmaninvestment.com and www.hartmanreits.com.

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

Offering and Structure

On February 9, 2010, we commenced our initial public offering (the “Offering”) to sell a maximum of 25.0 million shares of common stock at a price of $10 per share (the “Primary Offering”) and 2.5 million shares of common stock available pursuant to our distribution reinvestment plan. We also have 5.0 million shares of our common stock reserved for issuance under our stock incentive plan. Our Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 9, 2010 and we began offering shares of our common stock for sale to the public as of that date.

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

Effective April 25, 2013, we determined that our registration statement declared effective February 9, 2010 was no longer effective under the Securities Act of 1933.  We considered the possibility of affording the remedy of rescission to stockholders who purchased common shares during the period that we were required to file post-effective amendments to our registration statement.  While the SEC did not determine that a rescission offering was necessary in order to grant effectiveness to this prospectus, state regulators with affected stockholders may decide otherwise.  As of the date hereof, no affected stockholders or state regulators of any state in which any affected stockholders reside has sought or given notice of any intention to seek rescission.  On July 16, 2013 the SEC declared our follow-on offering registration statement effective for 20.0 million shares of our common stock (exclusive of shares of common stock to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), for aggregate gross offering proceeds of $200.0 million, pursuant to a follow-on offering to our Offering.

Allied Beacon Partners, Inc. (formerly American Beacon Partners, Inc.) served as the dealer manager of our Primary Offering from February 5, 2009 to February 1, 2012.  Effective February 1, 2012, D.H. Hill Securities, LLLP succeeded Allied Beacon Partners, Inc. as the dealer manager for the Offering.

Shares of our common stock are not currently listed on a national securities exchange. Although we do not currently intend to do so, we may subsequently seek to list our shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of our stockholders. We do not anticipate that there will be any market for our shares of common stock until they are listed for trading. In the event we do not obtain listing prior to the tenth anniversary of the completion or termination of our Primary Offering, our charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the Company.

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

Website

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding our officers, directors or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website ( www.hartmaninvestment.com or www.hartmanreits.com ) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  We have also made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Materials on our website are not part of our Annual Report on Form 10-K.  The SEC maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements and other filings with the SEC.  Access to these filings is free of charge.

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

•

Effective April 25, 2013, we determined that our registration statement declared effective February 9, 2010 was no longer effective under the Securities Act of 1933.  We considered the possibility of affording the remedy of rescission to stockholders who purchased common shares during the period that we were required to file post-effective amendments to our registration statement.  While the SEC did not determine that a rescission offering was necessary in order to grant effectiveness to this prospectus, state regulators with affected stockholders may decide otherwise.  As of the date hereof, no affected stockholders or state regulators of any state in which any affected stockholders reside has sought or given notice of any intention to seek rescission. On July 16, 2013, the SEC declared the Company’s follow-on offering registration statement effective and the Company has recommenced offering of its common shares as of that date.

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

•

The offering is a “blind pool” offering.  We currently have continuing operations from only four properties.  Except as disclosed in this report, we may not identify any additional assets to acquire with proceeds from our offering.  You will not have the opportunity to evaluate our investments prior to our making them.  You must rely totally upon our advisor’s ability to select our investments.

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

•

Acquisition and ownership of real estate is subject to risks associated with environmental hazards.  We may be liable for environmental hazards at our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons.  Some of the properties that we plan to develop or acquire may include facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages.  As a result, we may be expected to regularly incur environmental clean-up costs.  We intend to include in the leases that we enter with future tenants, an agreement for such tenants to indemnify us from all environmental liabilities arising from their activities at such property during the term of the lease.  Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we cannot be assured that we will not be held liable for environmental clean up at our properties, including environmental damages at sites we own and lease.  As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties.  Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and our future tenants may not have sufficient resources to pay their environmental liabilities.

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

•

Because we have paid and may continue to pay distributions from sources other than cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our operating cash flows.  Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because distribution funds may exceed our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operating activities, distributions may be treated as a return of your investment and could reduce your basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon disposition of his or her shares, which in turn could result in greater taxable income to such stockholder. In addition, as of December 31, 2013, we had paid distributions in excess of our cash flow from operating activities, as defined by accounting principles generally accepted in the United States of America (“GAAP”), and we may continue to pay distributions in excess of our cash flow from operations in the future.

•

For the years ended December 31, 2013, 2012, 2011 and 2010 our distribution coverage, defined as distributions paid divided by our modified funds from operations (“MFFO”) was 171%, 245%, 860% and 0%, respectively.  MFFO is a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate investments.  MFFO is more fully described in Item 7 – Management’s Discussion and Analysis of Financial Condition under the caption Funds From Operations and Modified Funds From Operations.

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

Lack of Separate Representation

Lowndes, Drosdick, Doster, Kantor & Reed, P.A.;  Irvine Venture Law Firm LLP and Katherine N. O’Connell, our General Counsel, each act, and may in the future act, as counsel to us, Hartman Advisors, Hartman Income REIT Management, Inc. and their affiliates in connection with the offering.  There is a possibility that in the future the interests of the various parties may become adverse, and under the Code of Professional Responsibility of the legal profession, Lowndes, Drosdick, Doster, Kantor & Reed, P.A.; Irvine Venture Law Firm, LLP or Katherine N. O’Connell may be precluded from representing any one or all of such parties.  In the event that a dispute were to arise between us, Hartman Advisors, Hartman Income REIT Management, Inc. or any of our respective affiliates, separate counsel for such matters will be retained as and when appropriate.

Item 1B.   Unresolved Staff Comments

      Not applicable.

Item 2.      Properties

General

As of December 31, 2013, we owned 4 commercial properties in the Dallas, Texas metropolitan area.  On March 28, 2013, we sold a retail shopping center located in Houston, to an affiliate of the Company.  See Item 13 under the caption – Transactions with Related Persons.

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

We do not and will not directly manage our properties.  The management of our properties will be through Hartman Income REIT Management, Inc.  Our property management agreement is renewable annually.  Our Board of Directors has approved the renewal of the property management agreement which will expire on February 9, 2015.

Our tenants consist of national, regional and local businesses.  In addition to property management, the Property Manager is also responsible for leasing our properties.

Substantially all of our revenues consist of base rents and expense recoveries under leases that generally have terms that range from less than one year to 16 years.  Approximately 56% of existing leases as of December 31, 2013 contain “rent bump” rental provisions which provide for increases in base rental amounts over the term of the lease.

The following table summarizes certain information relating to our properties as of December 31, 2013:

Commercial Properties	Gross Leasable Area	Average Occupancy as of 12/31/2013	Annualized Base Rental Revenue	Average Annualized Base Rental Revenue Per Occupied SF
Retail	329,129	74%	$ 3,256,236	$13.33
Office	276,115	62%	3,014,308	$17.48
Total	605,244	69%	$ 6,270,544	$15.05

As of December 31, 2013, we had 4 properties that accounted for 100% of total gross revenue from continuing operations.  As of December 31, 2013, we had $2.3 million of debt outstanding under a $30.0 million revolving credit facility provided by a bank.  As of December 31, 2013 the borrowing base of our credit facility was $22.5 million.  Borrowings under the revolving credit facility bear interest at the bank’s prime rate plus 1% per annum but in no event less than 4.5% per annum.  The interest rate was 4.5% per annum as of December 31, 2013.  Monthly payments of interest only began November 10, 2012.  The loan matures on May 9, 2015.  The revolving credit facility is secured by our four (4) properties.

Location of Properties

All four of our properties which represent continuing operations are located in the Dallas metropolitan statistical area (“MSA”).

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

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2013:

Property Name	Location	Year Built/ Renovated	Gross Leasable Square Feet	Percent Occupied at 12/31/2013	Annualized Base Rental Revenue	Average Base Rental Revenue Per Occupied Sq. Ft.	Average Net Effective Annual Base Rent Per Leased Sq. Ft.
Retail:
Richardson Heights	Richardson	1958	201,433	64%	$ 1,938,544	$ 15.11	$ 17.05
Cooper Street Plaza	Arlington	1992	127,696	91%	1,317,692	11.37	11.51
Total – Retail			329,129	74%	3,256,236	13.33	14.42

Office:
Bent Tree Green	Dallas	1983	139,609	70%	$ 1,833,597	$ 18.84	$ 19.92
Parkway I & II	Dallas	1980	136,506	55%	1,180,711	15.71	15.92
Total-Office			276,115	62%	3,014,308	17.48	18.17

Total			605,244	69%	$ 6,270,544	$ 15.05	$ 15.98

Significant Tenants

The following table sets forth information about our five largest tenants as of December 31, 2013:

Tenant Name	Location	Annualized Rental Revenue	Percentage of Total Annualized Base Rental Revenues	Initial Lease Date	Year Expiring
Purdy-McGuire, Inc.	Dallas	$ 380,285	5.9%	10/30/2008	2019
Iced Tea With Lemon LLC (Alamo)	Richardson	350,000	5.4%	08/01/2013	2028
Home Depot USA Inc.	Arlington	340,476	5.2%	05/01/2002	2023
K&G Men’s Company Inc.	Arlington	338,335	5.2%	07/01/2007	2017
Dental One Inc.	Dallas	317,321	4.9%	02/02/2009	2016
Total		$ 1,726,417	26.6%

Lease Expirations

The following table shows lease expirations for our properties as of December 31, 2013 during each of the next ten years:

				Annualized Base Rent
		Gross Leasable Area		as of December 31, 2013
Year	Number of Leases	Approximate Square Feet	Percent of Total Occupied	Amount	Percent of Total
2014	10	52,022	12.5%	$610,050	9.4%
2015	14	55,087	13.2%	746,491	11.5%
2016	12	56,655	13.6%	885,704	13.6%
2017	16	72,505	17.4%	1,100,636	16.9%
2018	6	14,048	3.4%	311,126	4.8%
2019	7	55,352	13.3%	890,220	13.7%
2020	2	5,397	1.3%	171,017	2.6%
2022	1	- (2)	-%	104,664	1.6%
2023	4	46,493	11.2%	590,616	9.1%
Total	72	357,559	85.9%	$5,410,524	83.2	% (1)

(1)

Leases expiring beyond the period presented are not included in the table above, therefore the percent of total annualized base rents do not total to 100%.

(2)

The lease expiring in 2022 relates to a tenant who is leasing a pad site; therefore, the approximate square feet is considered zero.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

     There is currently no established public market in which our common shares are traded.  As of December 31, 2013, we had 6,311,691 common shares issued and outstanding.

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

We may terminate the distribution reinvestment plan in our discretion at any time upon ten days notice to plan participants. See the “Summary of Distribution Reinvestment Plan and Automatic Purchase Plan” for further explanation of our distribution reinvestment plan. A complete copy of our distribution reinvestment plan and automatic purchase plan are located at pages C-1 and D-1 of the prospectus.

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

For the years ended December 31, 2013 and December 31, 2012, we received nine and four requests, respectively, for share redemptions pursuant to the terms of our share redemption program.  For the year ended December 31, 2013, we redeemed 51,568 shares at weighted average price of $9.30 per share.  For the year ended December 31, 2012, we redeemed 36,000 shares at $10.00 per share.  Thirteen shareholder redemptions that have been completed to date were pursuant to our share redemption program, including eight redemptions completed on account of the death of the investor.  For the period from our initial offering effective date (February 9, 2009) to December 31, 2013, we received and fulfilled thirteen share redemption requests representing 87,568 of our shares of common stock.  Redemption prices paid were as set forth in our share redemption program.  The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2013, we had one unfulfilled redemption request representing 5,353 shares with a total redemption value of $50,851.  That redemption was completed and funded in January 2014.

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

The following table shows the character of distributions paid to our common shareholders in total and on a per share basis during the years ended December 31, 2013 and 2012:

	Total Distributions Paid	Distributions Paid per Common Share	Nontaxable Distributions	Ordinary Dividends
2013	$3,275,491	$0.70	$0.53	$0.17
2012	$1,759,516	$0.70	$0.66	$0.04

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

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2013, 2012 and 2011.  Certain information in the table has been derived from the Company’s audited consolidated financial statements and notes thereto.  This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15, the Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Our results of operations for the periods presented below are not indicative of those expected in future periods. We have not yet invested all of the proceeds received to date from our public offering and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations.

During 2011 the Company acquired additional interest in the Richardson Heights Shopping Center from Hartman XIX and, effective November 1, 2011, owned 100% of the property.  In May 2012 and October 2012, respectively, the Company acquired the Cooper Street Plaza Shopping Center and the Bent Tree Green office building.  In March 2013, the Company acquired the Parkway Plaza I & II office buildings.

	As of
Balance Sheet Data	December 31, 2013	December 31, 2012	December 31, 2011
Total real estate assets, at cost	$ 56,992,904	$ 42,316,291	$ 18,968,145
Total real estate assets, net	50,714,103	39,783,190	18,615,533
Total assets	53,001,036	44,831,501	26,455,723
Notes payable	2,300,000	15,000,000	9,575,000
Total liabilities	5,232,742	17,546,000	11,249,025
Total stockholders’ equity	47,768,294	27,285,501	15,206,698

	For the year ended December 31,
	2013	2012	2011
Operating Data
Total revenues	$ 7,313,576	$ 3,611,616	$ 354,048
Net loss	(1,984,873)	(2,111,037)	(520,394)
Net loss per common share – basic and diluted	$ (0.40)	$ (0.80)	$ (0.61)

Other Data
Cash flow provided by (used in)
Operating activities	$1,200,651	$166,764	(153,830)
Investing activities	(10,898,900)	(26,951,817)	(6,654,339)
Financing activities	9,779,393	19,406,585	13,612,008
Distributions declared	3,275,491	1,759,516	495,555
Distributions declared per common share (1)	$0.70	$0.70	$0.70
Weighted average number of common shares outstanding, basic and diluted	4,927,708	2,647,039	854,149
FFO (2)	1,760,827	69,452	(373,256)
MFFO (2)	1,917,697	718,457	57,619

(1)

Distributions declared per common share for the years ended December 31, 2013, 2012 and 2011 assumes each share was issued and outstanding each day of each year. Distributions currently declared are calculated at a rate of $0.001918 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. We paid our first monthly distribution payment in January 2011.

(2)

GAAP basis accounting for real estate utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of funds from operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.  Additionally, we use modified funds from operations (“MFFO”) as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance.  MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO.  Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity.  For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were formed as a Maryland corporation on February 5, 2009 to invest in and operate real estate and real estate-related assets on an opportunistic basis.  We may acquire a wide variety of commercial properties, including office, industrial, retail, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In particular, we will focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential.  We also may invest in real estate-related securities and, to the extent that our advisor determines that it is advantageous, we may invest in mortgage loans.  We expect to make our investments in or in respect of real estate assets located in the United States and other countries.  The net proceeds of the offering will provide funds to enable us to purchase properties and other real estate-related investments.  As of the date of this Form 10-K, we own four commercial real properties. We do not consider a contract to acquire a property to be a material definitive contract until such time as any earnest money deposit becomes at risk.  The number of assets we acquire will depend upon the number of shares sold in the offering and the resulting amount of the net proceeds available for investment in properties.  See “Risk Factors.”

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

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income (loss).

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2013 and 2012.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2013 and 2012, we had an allowance for uncollectible accounts of $260,885 and $163,302, respectively.  For the years ended December 31, 2013 and 2012, we recorded bad debt expense in the amount of $97,583 and $126,511, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses.

Deferred Loan and Leasing Commission Costs

       Leasing commissions are amortized using the straight-line method over the term of the related lease agreements.  Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. For the years ended December 31, 2013 and 2012 no goodwill impairment was recognized.

RESULTS OF CONTINUING OPERATIONS

As of December 31, 2013 we owned 4 commercial properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 605,000 square feet plus 3 pad sites.  As of December 31, 2012 we owned 3 commercial properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 469,000 square feet plus 3 pad sites.  As of December 31, 2012 we also owned a retail shopping center located in Houston, Texas which was being held for resale to an affiliate of the Company.  Effective March 28, 2013 the disposition of that property was completed. See Item 13 – Certain Relationships and Related Transactions and Director Independence – Transactions with Related Persons.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the years ended December 31, 2013 and 2012 we had total rental revenues and tenant reimbursements of $7,313,576 and $3,611,616, respectively.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; depreciation and amortization expense; and, general and administrative expenses.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of the Company.  Asset management fees were $369,659 and $219,001 for the years ended December 31, 2013 and 2012, respectively.  Acquisition costs were $156,870 and $649,005 for the years ended December 31, 2013 and 2012, respectively, related to the acquisition of our properties.  We paid property management and leasing commissions to our property manager in connection with the management and leasing of our properties.  For the years ended December 31, 2013 and 2012 we paid our Property Manager $272,799 and $170,491, respectively for property management fees and $247,981 and $660,888, respectively for leasing commissions.

General and administrative expenses - General and administrative expenses were $696,435 and $336,710 for the years ended December 31, 2013 and 2012, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs - The Company has incurred certain expenses in connection with organizing the Company and registering to sell common shares.  These costs principally relate to professional and filing fees. As of December 31, 2013, such costs totaled $1,165,636 and have been expensed as incurred since February 5, 2009, the date of inception.  For the years ending December 31, 2013 and 2012 organization and offering costs were $543,943 and $136,321, respectively.

Net loss – We incurred net losses of $1,984,873 and $2,111,037 for the years ended December 31, 2013 and 2012, respectively.  The net loss for the year ended December 31, 2013 is primarily attributable to (i) acquisition fees incurred with the acquisition of the Parkway Plaza I & II office buildings; (ii) depreciation and amortization expense related to the properties owned; and, (iii) organization and offering costs incurred in connection with our public offering.

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

	Year Ending December 31,
	2013	2012	2011
Net loss	$(1,984,873)	$(2,111,037)	$(520,394)
Depreciation and amortization of real estate assets	3,745,700	2,180,489	655,185 (1)
Gain on re-measurement	-	-	(508,047)
Funds from operations (FFO)	1,760,827	69,452	(373,256)

Acquisition related expenses	156,870	649,005	430,875
Modified funds from operations (MFFO)	$1,917,697	$718,457	$57,619

(1) Includes depreciation and amortization of real estate included in equity in earnings of unconsolidated joint venture, net

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through December 31, 2013:

Period	Cash (1)	DRIP (1) (3)	Total	Net Cash Provided by (used in) Operating Activities
Period From inception to December 31, 2010(2)	$-	$-	$-	$78,404
First Quarter 2011	$20,555	$20,363	$40,918	$(80,884)
Second Quarter 2011	$44,563	$50,974	$95,537	$(64,102)
Third Quarter 2011	$69,559	$69,516	$139,075	$(51,262)
Fourth Quarter 2011	$119,000	$101,025	$220,025	$42,418
First Quarter 2012	$174,784	$149,574	$324,358	$(513,052)
Second Quarter 2012	$208,865	$194,091	$402,956	$(930,975)
Third Quarter 2012	$236,090	$246,096	$482,186	$236,450
Fourth Quarter 2012	$271,424	$278,592	$550,016	$1,374,341
First Quarter 2013	$316,478	$311,276	$627,754	$(204,928)
Second Quarter 2013	$372,901	$387,650	$760,551	$592,968
Third Quarter 2013	$441,870	$412,250	$854,120	$(103,725)
Fourth Quarter 2013	$550,371	$482,695	$1,033,066	$916,336
Total	$2,826,460	$2,704,102	$5,530,562	$1,291,989

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

For the year ended December 31, 2013, we paid aggregate distributions of $3,275,491. During the same period, cash provided by operating activities was $1,200,651 and our modified funds from operations, or MFFO, was $1,917,697.   For the year ended December 31, 2012, we paid aggregate distributions of $1,759,516, our net cash provided by operating activities was $166,764 and our MFFO was $718,457.  For the period from inception to December 31, 2013, we paid aggregate distributions of $5,530,562.  Of the $5,530,562 in distributions we paid in the period from January 20, 2011 (the date we first paid distributions) to December 31, 2013, $2,826,460, or approximately 51% was paid in cash, and $2,704,102, or approximately 49%, was paid pursuant to our distribution reinvestment plan in the form of additional shares of common stock.  Of the $5,530,562 in distributions we paid to our stockholders from inception to December 31, 2013, approximately 35% was attributable to MFFO and approximately 65% constituted a return of capital funded from offering proceeds.  Our net loss from inception through December 31, 2013 was $5,195,481.  For the period from inception through December 31, 2013, net cash provided by operations was $1,291,989.  From inception through December 31, 2013, MFFO was $2,162,794.  For a discussion of how we calculate FFO and MFFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations” hereinabove.

The tax composition of our distributions declared for the years ending December 31, 2013 and 2012 was as follows:

	2013	2012
Ordinary Income	24.5%	6.0%
Return of Capital	75.5%	94.0%
Total	100.0%	100.0%

Liquidity and Capital Resources

 As of December 31, 2013, the Company had issued 5,985,173 shares of common stock in its public offering, resulting in gross proceeds to the Company of $58,400,455.

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

Cash Flows from Operating Activities

As of December 31, 2013 we had continuing operations from four commercial real estate properties versus three properties owned as of the end of 2012.  During the year ended December 31, 2013, net cash provided by operating activities was $1,200,651 versus $166,764 net cash provided by operating activities for the year ended December 31, 2012.  The primary increase in cash flow from operating activities is attributable to the increase in the number of operating properties owned by the Company.  We expect cash flows from operating activities to increase in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the year ended December 31, 2013, net cash used in investing activities was $10,898,900 versus $26,951,817 for the year ended December 31, 2012 and consisted primarily of cash used for the acquisitions of real estate properties.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common shareholders.  Net cash provided by financing activities for the years ending December 31, 2013 and 2012, respectively, was $9,779,393 and $19,406,585 and consisted of the following:

•

$24,209,166 and $15,167,958, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $673,614 and $908,514, respectively; and,

•

$(12,748,151) and $5,130,868, respectively of cash (paid to) and provided by net refinancing of notes payable; and,

•

$1,681,622 and $892,241, respectively of net cash distributions, after giving effect to distributions reinvested by shareholders of $1,593,871 and $868,362, respectively.

Discontinued Operations

During the year ended December 31, 2012 we acquired a retail shopping located in Houston, Texas (the “Harwin Property”).  Subsequent to the acquisition of the Harwin Property, our board of directors approved the sale of the property to an affiliate of the Company (See Item 13 – Transactions with Related Persons).  The Harwin Property is accounted for as a discontinued operation in the accompanying consolidated financial statements.  The net income (loss) from discontinued operations was $166,641 and ($27,253) for the years ended December 31, 2013 and 2012, respectively.

Contractual Obligations

Our board of directors has approved our entering into the Advisory Agreement, the Property Management Agreement, and the Dealer Management Agreement.

     Off-Balance Sheet Arrangements

     As of December 31, 2013 and 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K, as of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies.  Based on that evaluation, the CEO and CFO concluded that as of December 31, 2013, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

        There have been no changes during the Company’s quarter ended December 31, 2013, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Allen R. Hartman	62	Chairman of the Board, Chief Executive Officer and President
Louis T. Fox, III	53	Chief Financial Officer, Secretary and Treasurer
Katherine N. O’Connell	48	General Counsel
Jack I. Tompkins	67	Independent Director
Richard R. Ruskey	59	Independent Director

Allen R. Hartman, age 62, has served as our CEO and Chairman of our Board of Directors as well as President of our advisor, Hartman Advisors, and our property manager, HIR Management since our inception in February, 2009. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Over the next 24 years, Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 20 privately offered programs and one publicly offered program that invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, a wholly owned subsidiary of HIREIT. Currently Mr. Hartman oversees a staff of approximately 60 employees who manage 36 commercial properties encompassing over 4.8 million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program. Mr. Hartman attended the University of Colorado and studied Business Administration.

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

Louis T. Fox, III, age 53, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our advisor and our property manager. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining Hartman Management (now, HIR Management) in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. Fox is a former practicing certified public accountant. He received a Bachelor of Arts degree in accounting from the University of Texas at San Antonio. He started his career as a tax accountant with Arthur Andersen & Co.

Katherine N. O’Connell, age 48, is our General Counsel. Ms. O’Connell also serves as General Counsel for both our advisor and property manager. In this capacity, Ms. O’Connell manages our advisor’s in-house legal department and is responsible for all legal matters affecting the Hartman companies. Before joining Hartman Income REIT Management, Ms. O’Connell spent over 20 years in corporate and private practice, primarily in real estate, corporate law, bankruptcy and civil litigation including her clerkship for the Honorable Wayne R. Andersen, U.S. District Court for the Northern District of Illinois.  Ms. O’Connell served as Counsel To The Real Estate and Litigation groups at Gardner, Carton & Douglas LLP and as Senior Attorney to the Corporate/Real Estate group at BP America, Inc.  Ms. O’Connell graduated from the University of Illinois with a B.A. degree in Political Science and continued her education at the American University, Washington College of Law where she received her J.D.

Jack I. Tompkins, age 67, has served as an independent director of the Company since our inception in February, 2009.  Mr. Tompkins has served since 1998 as Chairman & CEO of ARTA Equity Advisors, L.L.C., which was formed to engage in various entrepreneurial opportunities. After obtaining his MBA from Baylor University, Mr. Tompkins began his career with Arthur Young & Co., working as a certified public accountant there for three years before joining Arthur Andersen, L.L.P., where he was elected to the partnership in 1981 and served until 1988. While at Andersen he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. From 1988 until October 1996, Mr. Tompkins served as Chief Financial Officer, Senior Vice President and Chief Information, Administrative & Accounting Officer of a large publicly traded energy company. Corporate functions reporting to Mr. Tompkins included financial planning, risk management, tax, accounting, information systems, administration and internal audit. Mr. Tompkins served as Chairman & CEO of Automotive Realty Trust Company of America from its inception in 1997 until its sale to a publicly traded REIT in January 1999. Automotive Realty was formed to engage in the business of consolidating real estate properties owned by automobile dealerships into a REIT. From March to September of 1999, Mr. Tompkins served as interim Executive Vice President and CFO of Crescent Real Estate Equities as the Company restructured. Mr. Tompkins served as an independent director of Hartman XIX from July 2009 until March 2010 and as an independent director of Hartman Income REIT from January 2008 until July 2009. Mr. Tompkins previously served on the board of directors of Bank of America Texas and Michael Petroleum Corp. He is a member of American Institute of Certified Public Accountants.

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

Richard R. Ruskey, age 59, has served as an independent director of the Company since April 2011.  Mr. Ruskey began his professional career in 1978 as a Certified Public Accountant with the accounting firm of Peat, Marwick, Mitchell, & Co. in St. Louis, Missouri where he obtained extensive experience in both the audit and tax departments.  In 1983 he joined the firm of Deloitte, Haskins, & Sells as a manager in the tax department.  In 1986 Mr. Ruskey transitioned into the security brokerage industry as the chief financial officer of Westport Financial Group.  Within a one year period he became a full-time broker and due diligence officer for the firm.  In 1990 he continued his career in financial services by joining the broker dealer firm of R. T. Jones Capital Equities, Inc. where he served as due diligence officer.  In June 2010 Mr. Ruskey joined the broker dealer firm of Moloney Securities Co. Inc. where he currently serves as an investment broker and due diligence officer.  Mr. Ruskey received dual B.S. degrees in Accounting and Finance in 1978 from Southern Illinois University – Carbondale. He is a Certified Public Accountant and Certified Financial Planner and is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He has been an active investor in numerous real estate and business ventures throughout his 30 year career in financial services.

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

Meetings and Committees of the Board of Directors

       Our board of directors met four times during 2013 and all of our directors attended such meetings.  The members of our Audit Committee met four times with our independent registered public accounts.  The members of the Audit, Compensation and Nominating and Governance Committees met one time during 2013 to review, consider and report the functions, duties and obligations of the various committees called for by the respective committee charters.

Board Committees

Audit Committee

The Audit Committee meets on a regular basis at least four times a year. Our Audit Committee is comprised of our two independent directors, Jack Tompkins and Richard Ruskey. Our Board of Directors has adopted our Audit Committee Charter and it is posted on Hartman’s web site at www.hartmaninvestment.com. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent auditors; to periodically review the auditors’ independence; and to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls that management has established, and the audit and financial reporting process.

Compensation Committee

We have established a Compensation Committee to assist the board of directors in discharging its responsibility in all matters of compensation practices, including any salary and other forms of compensation for our officers and our directors, and employees in the event we ever have employees. Our Compensation Committee is comprised of our two independent directors, Jack I. Tompkins and Richard R. Ruskey. Our Board of Directors has adopted our Compensation Committee Charter and it is posted on Hartman’s web site at www.hartmaninvestment.com. The primary duties of the Compensation Committee include reviewing all forms of compensation for our executive officers, if any, and our directors; approving all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares; and advising on changes in compensation of members of the Board of Directors.

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate Governance Committee (“Nominating Committee”). Our Nominating Committee is comprised of our two independent directors, Jack I. Tompkins and Richard R. Ruskey. Our Board of Directors has adopted our Nominating Committee Charter and it is posted on Hartman’s web site at www.hartmaninvestment.com. The Nominating Committee will recommend nominees to serve on our Board of Directors. The Nominating Committee will consider nominees recommended by stockholders if submitted to the committee in accordance with the procedures specified in our bylaws. Generally, this requires that the stockholder send certain information about the nominee to our corporate secretary between 120 and 150 days prior to the first anniversary of the mailing of notice for the annual meeting held in the prior year. Because our directors take a critical role in guiding our strategic direction and oversee our management, board candidates must demonstrate broad-based business and professional skills and experiences, concern for the long-term interests of our stockholders, and personal integrity and judgment. In addition, directors must have time available to devote to board activities and to enhance their knowledge of our industry. The Nominating Committee is responsible for assessing the appropriate mix of skills and characteristics required of board members in the context of the perceived needs of the board at a given point in time and shall periodically review and recommend for approval by the board any updates to the criteria as deemed necessary. Diversity in personal background, race, gender, age and nationality for the board as a whole may be taken into account favorably in considering individual candidates. The nominating committee will evaluate the qualifications of each director candidate against these criteria in making its recommendation to the Board concerning nominations for election or reelection as a director. The process for evaluating candidates recommended by our stockholders pursuant to our bylaws will be no different than the process for evaluating other candidates considered by the Nominating Committee.

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

Compensation of our Directors

       The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2013.  Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock (2)	All Other Compensation	Total
Allen R. Hartman	$ -	$ -	$ -	$ -
Jack I. Tompkins	16,000	37,500	-	53,500
Richard R. Ruskey	16,000	30,000	-	46,000
Total	$ 32,000	$ 67,500	$ -	$ 99,500

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
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

Independent Directors Compensation Plan

       We have approved and adopted an independent director’s compensation plan.  Under our independent directors compensation plan, each of our current independent directors received 3,000 shares of vested restricted common stock annually in addition to the cash compensation described above.   As of December 31, 2013, 21,000 shares of restricted common stock have been granted to our current independent directors.

Compensation Committee Interlocks and Insider Participation

 The Company does not separately compensate its executive officers.  During the fiscal year ended December 31, 2013, our executive officers, Messrs. Hartman and Fox, both served as executive officers of our advisor and property manager.  In addition, Mr. Hartman served as a director of Hartman Income REIT, Inc.  Since Messrs. Hartman and Fox are also officers of our advisor and its affiliates; they did not receive any separate compensation from us for service as our executive officers and/or directors, and also did not receive any separate compensation for their service as executive officers and/or directors of those entities.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

BENEFICIAL OWNERSHIP OF EQUITY SECURITIES

The following table sets forth information as of December 31, 2013, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 6,311,691 shares of common stock outstanding as of December 31, 2013. The address of each beneficial owner listed below is c/o Hartman Short Term Income Properties XX, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	19,000	0.3
Louis T. Fox, III	-	-
Katherine N. O’Connell	-	-
Jack I. Tompkins	12,750	*
Richard R. Ruskey	8,250	*
All Officers and Directors as a group	40,000	0.6

* Represents less than 1% of the outstanding common stock.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options warrants and similar rights held by the respective person or group which may be exercised within 60 days following December 31, 2013. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

The Company issued the Advisor, Hartman Advisors LLC, 1,000 shares of non-voting convertible preferred stock for $10,000.  Effective October 15, 2009 the Company received additional consideration of $9,900 with respect to the non-voting convertible preferred stock.  The Advisor contributed a related party liability in the amount of $9,900 to the Company as donated capital related to the convertible common stock previously issued by the Company to the Advisor.  Accordingly, the overall issue price for the 1,000 convertible preferred shares is $10,000 or $10 per share.  Upon the terms described below, these shares may be converted into shares of the Company’s common stock, resulting in dilution of the stockholders’ interest in the Company.

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

Our Relationships with our Advisor and our Sponsor

Hartman Advisors, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in March 2009 and is owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, INC. and Subsidiaries of which approximately 20% is owned by Allen R. Hartman who is the Chief Executive Officer and Chairman of the Board of Directors.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our Advisory Agreement, we pay our advisor the fees described below.

•

We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the period from January 1, 2010 to December 31, 2013, we incurred acquisition fees of $1,284,625 in connection with the acquisitions.

•

We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses).  For the fiscal years ended December 31, 2013 and 2012 we incurred asset management fees payable to our advisor of $369,659 and $219,001, respectively.

•

We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor.  For the fiscal years ended December 31, 2013 and 2012 we had not paid our advisor any debt financing fees.

•

If our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.  We pay our advisor a disposition fee of 3.0% of the contract sales price of each property sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of a real property or real estate-related asset. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the fiscal years ended December 31, 2013 and 2012 we did not pay our advisor any disposition fees.

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

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our offerings of common stock is D.H. Hill Securities, LLLP. Our dealer manager is a licensed broker-dealer registered with FINRA. As the dealer manager for our offering, D.H. Hill Securities, LLLP is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with D.H. Hill Securities, LLLP provides for the following compensation:

•

We pay our dealer manager selling commissions of up to 7.0% of the gross offering proceeds from the sale of our shares in the private and public offerings, all of which may be reallowed to participating broker-dealers. For the years ended December 31, 2013 and 2012, we paid $673,614 and $908,514, respectively, in selling commissions to our dealer manager.

•

We pay our dealer manager a dealer manager fee of up to 2.5% of the gross offering proceeds from the sale of our shares in the private and public offerings, a portion of which may be reallowed to participating broker-dealers. For years ended December 31, 2013 and 2012, we paid $56,580 and $37,521, respectively, in dealer manager fees to our dealer manager.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Hartman Income REIT Management, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of properties. Pursuant to the management agreement, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the fiscal years ended December 31, 2013 and 2012 we have paid property management fees of $272,799 and $170,491, respectively, to our property manager.

Transactions with Related Persons

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

On October 23, 2012 the Company’s board of directors reviewed the independent appraisal reflecting an “As Is” fair value of $3.4 million.  Based on the independent appraisal the board of directors amended its offer to sell the Harwin Property to increase the asking price to $3.4 million.  The board of directors of Harwin XIX accepted the price modification.  The parties are proceeding to enter into a definitive purchase agreement.  Effective March 28, 2013 the disposition of the Harwin Property was completed.

On February 7, 2014 we entered into a purchase agreement to acquire an office building in the Energy Corridor of Houston, Texas.  On March 11, 2014 we completed the purchase of the property, commonly known as Gulf Plaza.  The property was acquired from fourteen tenant-in-common investors including Hartman Gulf Plaza Acquisitions, LP (“Acquisitions”) which owned 1% of Gulf Plaza.  Acquisitions is an affiliate of Hartman Income REIT Management, Inc., our property manager, which indirectly owns approximately 15% of Acquisitions.  Approximately 10% of Acquisitions is owned by Allen Hartman, our President and CEO, or his affiliates.  The following table provides summary information regarding our investment in Gulf Plaza.

Name/Location	Approx. Rentable SF	Date Acquired	Property Acquisition Cost	Approx. Annualized Base Rent	Approx.% Leased
Gulf Plaza, Houston, TX	120,651	03/11/2014	$13,950,000	$1,406,000	100%

Gulf Plaza was constructed in 1983.  Gulf Plaza is 100% leased to Gulf Interstate Engineering Company (“GIE”), the 8th largest Houston-area energy engineering firm with total annual gross billings of over $240 million.  The initial lease date for GIE was March 14, 2003.

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

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The audit committee has engaged Weaver as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2013 and 2012.  The audit committee reserves the right to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders.  Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

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

All services rendered to us by Weaver for the years ended December 31, 2013 and 2012 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

Weaver

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver professional accounting services for the years ended December 31, 2013 and 2012 are set forth in the table below.

	2013	2012
Audit fees	$112,000	$45,000
Audit related fees	79,000	17,500
Tax fees	5,350	11,900
All other fees	-	-
Total	$196,350	$74,400

For purposes of the preceding tables, Weaver’s professional fees are classified as follows:

●

Audit fees—These are fees for professional services performed for the audit of our annual financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by Weaver in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman	Date: March 31, 2014
Allen R. Hartman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: March 31, 2014
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

By:	/s/ Allen R. Hartman	Date: March 31, 2014
Allen R. Hartman, Director

By:	/s/ Jack I. Tompkins	Date: March 31, 2014
Jack I. Tompkins, Director

By:	/s/ Richard R. Ruskey	Date: March 31, 2014
Richard R. Ruskey, Director

EXHIBIT INDEX

Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed February 1, 2012)
3.1.1	First Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1to the Company’s Form 10-K filed April 12, 2012)
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
10.5

Economic Development and Incentive Agreement by and between the City of Richardson, Texas and Hartman Richardson Heights Properties, LLC (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed August 14, 2012)

10.6

Loan Agreement, dated May 11, 2012, by and among Texas Capital Bank, NA and Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 18, 2012)

10.7

Promissory Note, dated May 11, 2012, by Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed May 18, 2012)

10.8

Assignment and Subordination of Management Agreement, dated as of May 11, 2012, by and between Hartman Richardson Heights Properties, LLC, Hartman Income REIT Management, Inc. and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed May 18, 2012)

10.9

Assignment and Subordination of Management Agreement, dated as of May 11, 2012, by and between Hartman Cooper Street Plaza, LLC, Hartman Income REIT Management, Inc. and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed May 18, 2012)

10.10

Assignment of Rents, dated as of May 11, 2012, by and between Hartman Richardson Heights Properties, LLC and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed May 18, 2012)

10.11

Assignment of Rents, dated as of May 11, 2012, by and between Hartman Cooper Street Plaza, LLC and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed May 18, 2012)

10.12

Assignment of Licenses, Permits and Contracts, dated as of May 11, 2012, by and between Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., Hartman Cooper Street Plaza, LLC, and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed May 18, 2012)

10.13

Guaranty Agreement (Validity), dated as of May 11, 2012, by Allen R. Hartman as guarantor in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed May 18, 2012)

10.14

Real Property and Company Management Agreement, dated as of March 26, 2012, by and among Hartman Cooper Street Plaza, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed May 18, 2012)

10.15

Loan Modification Agreement, dated October 16, 2012, by and among Texas Capital Bank, NA and Hartman Bent Tree Green, LLC; Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2012)

10.16

Promissory Note, dated October 16, 2012, by Hartman Bent Tree Green, LLC; Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2012)

10.17

Real Property Management Agreement, dated as of October 16, 2012, by and among Hartman Bent Tree Green, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 19, 2012)

10.18

Loan Modification Agreement dated as of March 15, 2013 by and among Hartman Parkway LLC, Hartman Bent Tree Green, LLC; Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 21, 2013)

10.19

Amended and Restated Promissory Note dated as of March 15, 2013 by and among Hartman Parkway LLC, Hartman Bent Tree Green, LLC; Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 21, 2013)

10.20

Real Property Management Agreement, dated as of March 15, 2013, by and among Hartman Parkway, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 21, 2013)

21.1	List of subsidiaries of Hartman Short Term Income Properties XX, Inc. (FILED HEREWITH)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWIH)
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL EXTENSION CALCUATION LINKBASE DOCUMENT
101.DEF	XBRL EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hartman Short Term Income Properties XX, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hartman Short Term Income Properties XX, Inc. (a Maryland Corporation) and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hartman Short Term Income Properties XX, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P. WEAVER AND TIDWELL, L.L.P.
Houston, Texas
March 31, 2014

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Real estate assets, at cost	$ 56,992,904	$ 42,316,291
Accumulated depreciation and amortization	(6,278,801)	(2,533,101)
Real estate assets, net	50,714,103	39,783,190

Cash and cash equivalents	143,038	61,894
Accrued rent and accounts receivable, net	518,877	176,159
Deferred loan and leasing commission costs, net	995,528	902,038
Goodwill	249,686	249,686
Prepaid expenses and other assets	379,804	404,863
Real estate assets held for disposition	-	3,253,671
Total assets	$ 53,001,036	$ 44,831,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Note payable	$ 2,300,000	$ 15,000,000
Accounts payable and accrued expenses	2,545,833	1,588,746
Due to related parties	67,651	664,911
Tenants' security deposits	319,258	292,343
Total liabilities	5,232,742	17,546,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	1	1
Common stock, $0.001 par value, 750,000,000 authorized, 6,311,691 shares and 3,538,682 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	6,312	3,538
Additional paid-in capital	58,844,825	32,957,063
Accumulated distributions and net loss	(11,082,844)	(5,675,101)
Total stockholders' equity	47,768,294	27,285,501
Total liabilities and total stockholders' equity	$ 53,001,036	$ 44,831,501

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
Revenues
Rental revenues	$ 6,064,190	$ 2,830,366
Tenant reimbursements and other revenues	1,249,386	781,250
Total revenues	7,313,576	3,611,616

Expenses
Property operating expenses	1,880,124	658,008
Asset management and acquisition fees	526,529	868,006
Organization and offering costs	543,943	136,321
Real estate taxes and insurance	1,305,578	769,023
Depreciation and amortization	3,745,700	2,180,489
General and administrative	696,435	336,710
Interest expense	766,781	746,843
Total expenses	9,465,090	5,695,400
Loss from continuing operations	(2,151,514)	(2,083,784)
Income (loss) from discontinued operations	166,641	(27,253)
Net loss	$ (1,984,873)	$ (2,111,037)
Basic and diluted loss per common share:
Loss attributable to common stockholders	$ (0.40)	$ (0.80)
Weighted average number of common shares outstanding, basic and diluted	4,927,708	2,647,039

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock			Accumulated
					Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Total
Balance, December 31, 2011	1,000	$1	1,813,513	$1,813	$16,902,468	($1,697,584)	$15,206,698
Issuance of common shares (cash investment), net of redemptions	-	-	1,631,763	1,632	16,074,840	-	16,076,472
Issuance of common shares (non-cash)	-	-	93,406	93	888,269	-	888,362
Selling commissions	-	-	-	-	(908,514)	-	(908,514)
Dividends and distributions (stock)	-	-	-	-	-	(924,827)	(924,827)
Dividends and distributions (cash)	-	-	-	-	-	(941,653)	(941,653)
Net loss	-	-	-	-	-	(2,111,037)	(2,111,037)
Balance, December 31, 2012	1,000	$1	3,538,682	$3,538	$32,957,063	($5,675,101)	$27,285,501
Issuance of common shares (cash investment), net of redemptions	-	-	2,596,483	2,597	24,880,183	-	24,882,780
Issuance of common shares (non-cash)	-	-	176,526	177	1,681,193	-	1,681,370
Selling commissions	-	-	-	-	(673,614)	-	(673,614)
Dividends and distributions (stock)	-	-	-	-	-	(1,659,472)	(1,659,472)
Dividends and distributions (cash)	-	-	-	-	-	(1,763,398)	(1,763,398)
Net loss	-	-	-	-	-	(1,984,873)	(1,984,873)
Balance, December 31, 2013	1,000	$1	6,311,691	$6,312	$58,844,825	($11,082,844)	$47,768,294

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (1,984,873)	$ (2,111,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	87,500	80,000
Depreciation and amortization	3,745,700	2,180,489
Deferred loan and leasing commission costs amortization	202,642	148,135
Bad debt provision	97,583	126,511
Gain on sale of Haute Harwin property	(174,043)	-
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(440,301)	(266,623)
Deferred leasing commissions	(247,981)	(660,888)
Prepaid expenses and other assets	(324,941)	(35,921)
Accounts payable and accrued expenses	809,710	724,361
Due to related parties	(597,260)	(243,600)
Tenants' security deposits	26,915	225,337
Net cash provided by operating activities	1,200,651	166,764
Cash flows from investing activities:
Acquisition deposit	-	(350,000)
Disposition of Haute Harwin property	3,400,000	-
Additions to real estate	(14,298,900)	(26,601,817)
Net cash used in investing activities	(10,898,900)	(26,951,817)
Cash flows from financing activities:
Distributions paid in cash	(1,681,622)	(892,241)
Payment of selling commissions	(673,614)	(908,514)
Deferred loan costs paid	(48,151)	(294,132)
Proceeds from revolving credit advances, net of repayments	(12,700,000)	5,425,000
Proceeds from issuance of common stock, net of redemptions	24,882,780	16,076,472
Net cash provided by financing activities	9,779,393	19,406,585
Net change in cash and cash equivalents	81,144	(7,378,468)
Cash and cash equivalents at the beginning of period	61,894	7,440,362
Cash and cash equivalents at the end of period	$ 143,038	$ 61,894

Supplemental cash flow information:
Cash paid for interest	677,928	595,061

Supplemental disclosures of non-cash investing and financing activities:
Increase in distribution payable	65,601	56,465
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	1,593,871	868,362
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Business

Hartman Short Term Income Properties XX, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011.  Effective July 16, 2013 the Company is offering 20,000,000 shares to the public in its follow-on offering (exclusive of 1,900,000 shares available pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share. The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred shares to its advisor, Hartman Advisors LLC at a price of $10.00 per share.  Hartman Advisors LLC (the “Advisor”) is the Company’s advisor. The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc. (the Property Manager). The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, INC. and Subsidiaries of which approximately 20% is owned by Allen R. Hartman who is the Chief Executive Officer and Chairman of the Board of Directors.

As of December 31, 2013, the Company had accepted investor’s subscriptions for, and issued 5,985,173 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $58,400,455.

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

The management of the Company is through the Advisor.  Management of the Company’s properties is through Hartman Income REIT Management, Inc. (“HIR Management” or the “Property Manager”).  D.H. Hill Securities, LLLP is the dealer manager for the offering.  These parties receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

As of December 31, 2013 we owned 4 commercial properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 605,000 square feet plus 3 pad sites.  As of December 31, 2012 we owned 3 commercial properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 469,000 square feet plus 3 pad sites.  As of December 31, 2012 we also owned a retail shopping center located in Houston, Texas which was being held for resale to an affiliate of the Company.  See Note 4 – Real estate assets held for disposition.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2013 and 2012 and for the years then ended have been prepared by us in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Hartman Richardson Heights Properties, LLC for the twelve months ended December 31, 2013 and 2012;  Hartman Cooper Street Plaza, LLC for the twelve months ended December 31, 2013 and for the period from May 11, 2012, the date this subsidiary acquired the Cooper Street Property, to December 31, 2012; Hartman Haute Harwin, LLC for the period from August 7, 2012, the date this subsidiary acquired the Harwin Property, to December 31, 2012 and for the period from January 1, 2013 to March 28, 2013, the date the disposition of this discontinued operation was completed; Hartman Bent Tree, LLC for the twelve months ended December 31, 2013 and for the period from October 16, 2012, the date this subsidiary acquired the Bent Tree Green Property, to December 31, 2012; and, Hartman Parkway LLC, for the period from March 15, 2013, the date this subsidiary acquired the Parkway Property, to December 31, 2013.  All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of December 31, 2013 and 2012 consisted of demand deposits at commercial banks.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2013 and 2012.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2013 and 2012, we had an allowance for uncollectible accounts of $260,885 and $163,302, respectively.  For the years ended December 31, 2013 and 2012 we recorded bad debt expense in the amount of $97,583 and $126,511, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Deferred Loan and Leasing Commissions Costs

       Leasing commissions are capitalized and amortized using the straight-line method over the term of the related lease agreements.  Loan costs are capitalized and amortized using the straight-line method over the terms of the loans, which approximate the interest method.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. For the years ended December 31, 2013 and 2012, no goodwill impairment was recognized in the accompanying consolidated financial statements.

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees.  For the years ended December 31, 2013 and 2012, such costs totaled $543,943 and $136,321, respectively, which have been expensed as incurred.

Organization and offering costs will be reimbursed by the Advisor as set forth in the “Costs of Formation and Fees to Related Parties” section of the prospectus, to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of December 31, 2013 and 2012 the offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $289,629 and $118,928, respectively.  No demand has been made of the Advisor for reimbursement as of December 31, 2013 and no receivable has been recorded with respect to the excess costs as of that date.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $17,470 and $11,962 for the years ended December 31, 2013 and 2012, respectively.

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

For the years ended December 31, 2013 and 2012, the Company incurred a net loss of $1,984,873 and $2,111,037, respectively.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of December 31, 2013 and 2012, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2013 and 2012 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Risk

       Substantially all of our revenues are derived from two retail and two office building properties located in the Dallas, Texas metropolitan area.  We maintain cash accounts in one U.S. financial institution.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

Note 3 — Real Estate

Real estate assets consisted of the following:

	December 31,
	2013	2012
Land	$12,816,250	$10,443,750
Buildings and improvements	33,420,171	23,468,037
In-place lease value intangible	10,756,483	8,404,504
	56,992,904	42,316,291
Less accumulated depreciation and amortization	(6,278,801)	(2,533,101)
Total real estate assets	$50,714,103	$39,783,190

Depreciation expense for the years ended December 31, 2013 and 2012 was $1,181,669 and $756,019, respectively.

       We identify and record the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms.  With respect to all properties owned by the Company, we consider all of the in-place leases to be market rate leases.

     The amount of total in-place lease intangible asset and the respective accumulated amortization as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012

In-place lease value intangible	$10,756,483	$8,404,504
In-place leases – accumulated amortization	(4,253,233)	(1,689,202)
Acquired lease intangible assets, net	$6,503,250	$6,715,302

     The estimated aggregate future amortization amounts from acquired lease intangibles are as follows:

Years ending December 31,	In-place- lease amortization
2014	$2,673,686
2015	1,683,670
2016	1,607,195
2017	538,699
Total	$6,503,250

Amortization expense for the year ended December 31, 2013 and 2012 was $2,564,031 and $1,424,470, respectively.

As of December 31, 2013 we owned 4 commercial properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 605,000 square feet plus 3 pad sites.  As of December 31, 2012 we owned 3 commercial properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 469,000 square feet plus 3 pad sites.  As of December 31, 2012 we also owned a retail shopping center located in Houston, Texas which was being held for resale to an affiliate of the Company.  See Note 4 – Real estate assets held for disposition.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 16, 2012 the Company acquired the Bent Tree Green office building for $12,012,500. The following table summarizes the fair values of the Bent Tree Green office building assets acquired and liabilities assumed at the acquisition date:

Assets acquired:
Real estate assets	$12,012,500
Total assets acquired	12,012,500

Liabilities assumed:
Accounts payable and accrued expenses	38,623
Tenants’ security deposits	144,575
Total liabilities assumed	183,198

Fair value of net assets acquired	$11,829,302

On May 11, 2012 the Company acquired the Cooper Street Plaza Shopping Center for $10,612,500. The following table summarizes the fair values of the Cooper Street Plaza Shopping Center assets acquired and liabilities assumed at the acquisition date:

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Richardson Heights – Alamo Draft House Lease

On June 26, 2012, the Company, through its wholly owned subsidiary, Hartman Richardson Heights Properties LLC (“HRHP LLC”), entered in to a lease agreement with the exclusive Alamo Draft House franchisee for the Dallas/Fort Worth area.  Alamo Draft House is a specialized movie theater concept which combines showings of new release and classic films with dining and other entertainment.  The lease agreement has a 15 year term and a total lease value of $9.36 million.  The building and tenant improvement cost for the Alamo Draft House lease is estimated to be approximately $4.8 million.  The City of Richardson, Texas and HRHP LLC have entered into an economic development incentive agreement.  Under the terms of the incentive agreement, the City of Richardson will provide annual grants to be paid to HRHP LLC in equal installments over a five year period of up to $1.5 million and sales tax grants to be paid annually over the first 10 years of the tenant lease.  The Company has substantiated its cost burden under the development incentive agreement. On September 30, 2013 the Company received the first annual grant installment of $300,000, which is included in tenant reimbursements and other revenues on the consolidated statements of operations.

Payments received by the Company in the form of annual grants and annual sales tax grants are subject to refund or adjustment during the term of the economic development incentive agreement.  In general the incentive agreement provides that the Company must continue to be in good standing with respect to the terms and conditions of the agreement and that the Alamo Draft House lessee must continue as a tenant of the Richardson Heights Property during the term of its lease agreement.  As of December 31, 2013, no uncured breach or default exists under the terms of the incentive agreement and the Company has no liability or other obligation to repay any grants received under the agreement.

Note 4 — Real estate assets held for disposition

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

Effective March 28, 2013, the Company sold the Harwin Property to Hartman XIX pursuant to the terms agreed upon and approved by both the boards of directors of the Company and of Hartman XIX.  The Company sold the Harwin Property for $3,400,000 cash.  The Company recognized a $174,043 gain on the sale.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income (loss) from discontinued operations is comprised as follows:

	Years ended December 31,
	2013	2012
Total property revenues	$65,115	$113,948

Property operating expenses	53,745	60,227
Real estate taxes and insurance	18,772	80,974
Depreciation & amortization	-	-
Total property and other expenses	72,517	141,201
Gain on sale of property	174,043	-
Income (loss) from discontinued operations	$166,641	$(27,253)

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	December 31,
	2013	2012
Tenant receivables	$312,218	$257,665
Accrued rent	467,544	81,796
Allowance for doubtful accounts	(260,885)	(163,302)
Accrued Rents and Accounts Receivable, net	$518,877	$176,159

Note 6 — Deferred Loan and Leasing Commission Costs

Costs which have been deferred consist of the following:

	December 31,
	2013	2012

Deferred loan costs	$475,688	$427,537
Less: deferred loan cost accumulated amortization	(304,617)	(186,083)
Total cost, net of accumulated amortization	$171,071	$241,454

	December 31,
	2013	2012

Deferred Leasing Commissions	$908,869	$660,888
Less: deferred leasing commissions accumulated amortization	(84,412)	(304)
Total cost, net of accumulated amortization	$824,457	$660,584

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Future Minimum Lease Income

We lease the majority of our properties under noncancelable operating leases which provide for minimum base rentals.  A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2013 is as follows:

Years ending December 31,	Minimum Future Rents
2014	$5,721,230
2015	5,256,170
2016	4,812,604
2017	3,790,832
2018	3,111,670
Thereafter	12,142,195
Total	$34,834,701

Note 8 — Note Payable

The Company is a party to a $30.0 million revolving credit agreement (the “Credit Facility”) with a bank.  The borrowing base of the Credit Facility may be adjusted from time to time subject to the lenders underwriting with respect to real property collateral.  In connection with the acquisition of the Parkway Property, the borrowing base of the Credit Facility was increased from $20.0 million to $22.5 million. Effective October 15, 2013, the note bears interest at the bank’s prime rate plus 1% per annum but in any event not less than 4.5% per annum.  The interest rate was 4.5% and 5.0% per annum as of December 31, 2013 and 2012, respectively.  The loan matures on May 9, 2015.  The outstanding balance under the Credit Facility was $2.3 million and $15.0 million as of December 31, 2013 and 2012, respectively.  As of December 31, 2013 the amount available to be borrowed is $20.2 million.  The revolving credit facility is secured by our four (4) properties. The loan is subject to customary covenants. As of December 31, 2013, we were in compliance with all loan covenants.

Note 9 — Loss Per Share

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

	Year Ended December 31,
	2013	2012
Numerator:
Net loss attributable to common stockholders	($1,984,873)	($2,111,037)
Denominator:
Basic and diluted weighted average shares outstanding	4,927,708	2,647,039
Basic and diluted loss per common share:
Net loss attributable to common stockholders	($0.40)	($0.80)

Note 10 — Income Taxes

       Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  The Company’s federal income tax returns for the years ended December 31, 2010, 2011 and 2012 have not been examined by the Internal Revenue Service.  The Company’s federal income tax return for the year ended December 31, 2010 may be examined on or before September 15, 2014.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and amortization and rental revenue.

        For Federal income tax purposes, the cash dividends distributed to stockholders are characterized as follows for the years ended December 31:

	2013		2012
Ordinary income (unaudited)	24.5%		6.0%
Return of capital (unaudited)	75.5%		94.0%
Capital gains distribution (unaudited)	- %	-	- %
Total	100.0%		100.0%

A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $51,413 and $25,364 was recorded in the consolidated financial statements for the years ended December 31, 2013 and 2012, respectively, with a corresponding charge to real estate taxes and insurance.

Note 11 — Related Party Transactions

Hartman Advisors LLC, is a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, Inc. and Subsidiaries of which approximately 20% is owned by Allen R. Hartman who is the Chief Executive Officer and Chairman of the Board of Directors.

We pay acquisition fees and asset management fees to our Advisor in connection with the acquisition of properties and management of the Company.  We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For the years ended December 31, 2013 and 2012 we incurred property management fees of $272,799 and $170,491, respectively, and $247,981 and $660,888, respectively for leasing commissions owed to our Property Manager.  We incurred asset management fees of $369,659 and $219,001, respectively owed to Advisor.  Acquisition fees incurred to our Advisor were $156,870 and $649,005 for the years ended December 31, 2013 and 2012, respectively.  Acquisition fees in 2012 includes $80,380 in fees related to the investment in the Haute Harwin note, which was refunded to the Company in 2013.

       As of December 31, 2013 and December 31, 2012, respectively, the Company had a balance due to (from) the Property Manager of ($578,919) and $188,660.

The Company owed the Advisor $488,502 and $111,973 for asset management fees as of December 31, 2013 and December 31, 2012, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if we do not own all or a majority of an asset.

The Company owed $158,068 and $364,278 to Hartman XIX as of December 31, 2013 and December 31, 2012, respectively.  The balance due to Hartman XIX represents undistributed funds from operations due to Hartman XIX with respect to its former ownership interest in the Richardson Heights joint venture and the Harwin Property was sold to Hartman XIX.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Stockholders’ Equity

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

       As of December 31, 2013, the Company has accepted investors’ subscriptions for and issued 5,985,173 shares of the Company’s common stock it is public offering, resulting in gross proceeds to the Company of $58,400,455.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of December 31, 2013 and 2012 we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

Stock-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the years ended December 31, 2013 and 2012, respectively, the Company granted 6,750 and 6,000 shares of restricted common stock to independent directors as compensation for services.  We recognized $67,500 and $60,000 as share-based compensation expense for the years ended December 31, 2013 and 2012, respectively, based upon the estimated fair value per share.  Share based compensation also includes incentive plan awards discussed at Note 13.  These amounts are included in general and administrative expenses for the years ending December 31, 2013 and 2012, respectively in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

The following table reflects the total distributions we have paid in cash and through the distribution reinvestment plan, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter paid	Distributions per Common Share	Total Distributions Paid
2013
4th Quarter	$0.175	$1,033,066
3rd Quarter	0.175	854,120
2nd Quarter	0.175	760,551
1st Quarter	0.175	627,754
Total	$0.700	$3,275,491

2012
4th Quarter	$0.175	$550,016
3rd Quarter	0.175	482,186
2nd Quarter	0.175	402,956
1st Quarter	0.175	324,358
Total	$0.700	$1,759,516

Note 13 – Incentive Awards Plan

The Company has adopted an incentive plan (the “Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  The Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock that were effective January 1, 2013 and 2012 to each of two executives of Hartman Income REIT Management, the Property Manager for the Company. We recognized stock-based compensation expense of $20,000 and $20,000 with respect to these awards based on the amount offering price of $10 per share during the years ending December 31, 2013 and 2012, respectively.

Note 14 – Commitments and Contingencies

Economic Dependency

       The Company is dependent on the Property Manager, the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities.  In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other providers.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rescission Rights of Certain Stockholders

In connection with the Company’s initial public offering, the Company may have a contingent liability to certain stockholders who purchased shares of the Company’s common stock during the period which the Company’s registration statement was not effective and during which time the Company may have been in violation of one or more securities laws.  The Company has considered the possibility of affording the remedy of rescission to stockholders who purchased common shares during the period that the Company was required to file post-effective amendments to its registration statement.  Any such rescission would obligate the Company to reacquire the stockholders common shares at a price equal to the price originally paid for such shares with market interest, less the amount of any income received with respect to such shares.  If affected stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies.  If stockholders seek rescission and/or damages or we conduct a rescission offer, we may or may not have the resources to fund the repurchase of all of the securities tendered.  We have determined not to offer rescission because the Advisor and the Company do not believe that any material number of affected investors would choose to rescind their common share purchases.  On July 16, 2013, the SEC declared the Company’s follow-on offering registration statement effective and the Company has recommenced offering of its common shares as of that date. No rescission requests have been received by the Company as of December 31, 2013.

Note 15 – Subsequent Events

On February 7, 2014 the Company entered into a purchase agreement to acquire an office building in the Energy Corridor of Houston, Texas.  On March 11, 2014 the Company completed the purchase of the property, commonly known as Gulf Plaza.  The property was acquired from fourteen tenant-in-common investors including Hartman Gulf Plaza Acquisitions, LP (“Acquisitions”) which owned 1% of Gulf Plaza.  Acquisitions is an affiliate of Hartman Income REIT Management, Inc., our property manager, which indirectly owns approximately 15% of Acquisitions.  Approximately 10% of Acquisitions is owned by Allen Hartman, our President and CEO, or his affiliates.  The following table provides summary information regarding the investment in Gulf Plaza.

Name/Location	Approx. Rentable SF	Date Acquired	Property Acquisition Cost	Approx. Annualized Base Rent	Approx.% Leased
Gulf Plaza, Houston, TX	120,651	03/11/2014	$13,950,000	$1,406,000	100%

Gulf Plaza was constructed in 1983.  Gulf Plaza is 100% leased to Gulf Interstate Engineering Company (“GIE”). The initial lease date for GIE was March 14, 2003.

In connection with the Gulf Plaza acquisition, approximately $12.6 million was drawn on the Credit facility.

On March 12, 2014, the Company entered into a purchase agreement with AFS NW Business Park, L.P. to acquire an approximately 377,752 square foot office/industrial business park located in northwest Houston, Texas for an aggregate purchase price of $19,400,000.  The property is commonly referred to as the Mitchelldale Business Park.

The acquisition of the Mitchelldale Business Park is subject to certain conditions to closing, including the absence of a material adverse change to the property prior to the acquisition date.  The expected closing date of the acquisition is on or before May 14, 2014.

The Mitchelldale Business Park consists of 12 buildings constructed in 1977.  The property is approximately 88% occupied as of January 1, 2014.  Mitchelldale Business Park is occupied, as of January 1, 2014 by 68 tenants.  There is no current tenant who occupies 10% or more of the property.  The largest single tenant occupies approximately 5.2% of the property.  The top ten tenants occupy approximately 33% of the property and comprise approximately 38% of current annual base rent.  Major tenants include Craven Carpet, A Better Tripp Moving and Storage, GC Services, LP, Crusader Gun Company and LOYC Investments.

        For the period from January 1, 2014 to March 28, 2014, the Company issued 395,673 shares of its common stock from its public offering, resulting in gross proceeds of $2,993,558.  As of March 28, 2014 there were 6,707,364 shares of common stock issued and outstanding.