Form 10-Q
period 2014-05-15
Hartman Short Term Income Properties XX, Inc.
filed 2014-05-15
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

☒Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014 there were 6,831,882 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)

Real estate assets, at cost	$ 71,284,296	$ 56,992,904
Accumulated depreciation and amortization	(7,389,388)	(6,278,801)
Real estate assets, net	63,894,908	50,714,103

Cash and cash equivalents	447,607	143,038
Accrued rent and accounts receivable, net	665,379	518,877
Deferred loan and leasing commission costs, net	1,214,665	995,528
Goodwill	249,686	249,686
Prepaid expenses and other assets	406,790	379,804
Acquisition deposit	1,000,000	-
Total assets	$ 67,879,035	$ 53,001,036

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Note payable	$ 15,300,000	$ 2,300,000
Accounts payable and accrued expenses	2,985,240	2,545,833
Due to related parties	191,892	67,651
Tenants' security deposits	332,553	319,258
Total liabilities	18,809,685	5,232,742

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
Common stock, $0.001 par value, 750,000,000 authorized, 6,658,167 shares and 6,311,691 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	6,658	6,312
Additional paid-in capital	62,012,621	58,844,825
Accumulated distributions and net loss	(12,949,930)	(11,082,844)
Total stockholders' equity	49,069,350	47,768,294
Total liabilities and total stockholders' equity	$ 67,879,035	$ 53,001,036

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2014	2013
Revenues
Rental revenues	$ 1,784,161	$ 1,245,109
Tenant reimbursements and other revenues	269,418	287,072
Total revenues	2,053,579	1,532,181

Expenses
Property operating expenses	552,665	329,657
Asset management and acquisition fees	450,778	238,164
Organization and offering costs	60,758	146,088
Real estate taxes and insurance	376,055	308,316
Depreciation and amortization	1,110,587	796,325
General and administrative	121,415	113,580
Interest expense	123,652	215,260
Total expenses	2,795,910	2,147,390
Loss from continuing operations	(742,331)	(615,209)
Income from discontinued operations	-	153,876
Net loss	$ (742,331)	$ (461,333)
Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	(0.11)	(0.16)
Income from discontinued operations	-	0.04
Net loss attributable to common stockholders	$ (0.11)	$ (0.12)
Weighted average number of common shares outstanding, basic and diluted	6,497,474	3,867,148

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock			Accumulated
					Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Total
Balance, December 31, 2013	1,000	$1	6,311,691	$6,312	$58,844,825	($11,082,844)	$47,768,294
Issuance of common shares (cash investment), net of redemptions	-	-	288,128	288	2,864,406	-	2,864,694
Issuance of common shares (non-cash)	-	-	58,348	58	555,251	-	555,309
Selling commissions	-	-	-	-	(251,861)	-	(251,861)
Dividends and distributions (stock)	-	-	-	-	-	(545,962)	(545,962)
Dividends and distributions (cash)	-	-	-	-	-	(578,793)	(578,793)
Net loss	-	-	-	-	-	(742,331)	(742,331)
Balance, March 31, 2014	1,000	$1	6,658,167	$6,658	$62,012,621	($12,949,930)	$49,069,350

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$ (742,331)	$ (461,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	35,000	15,000
Depreciation and amortization	1,110,587	796,325
Deferred loan and leasing commission costs amortization	66,025	33,023
Bad debt provision	6,719	30,623
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(153,221)	(180,913)
Deferred leasing commissions	(285,162)	(36,284)
Prepaid expenses and other assets	(26,986)	(62,964)
Accounts payable and accrued expenses	287,592	(250,915)
Due to related parties	124,241	(111,759)
Tenants' security deposits	13,295	24,269
Net cash provided by (used in) operating activities	435,759	(204,928)
Cash flows from investing activities:
Acquisition Deposits	(1,000,000)	350,000
Additions to real estate	(14,291,392)	(11,248,347)
Property disposition	-	3,253,671
Net cash used in investing activities	(15,291,392)	(7,644,676)
Cash flows from financing activities:
Distributions paid in cash	(568,290)	(316,478)
Payment of selling commissions	(251,861)	(299,606)
Borrowings net of repayment under insurance premium finance note	115,659	73,785
Deferred loan costs paid	-	(49,651)
Proceeds from revolving credit advances, net of repayments	13,000,000	2,850,000
Proceeds from issuance of common stock, net of redemptions	2,864,694	6,024,575
Net cash provided by financing activities	15,160,202	8,282,625
Net change in cash and cash equivalents	304,569	433,021
Cash and cash equivalents at the beginning of period	143,038	61,894
Cash and cash equivalents at the end of period	$ 447,607	$ 494,915

Supplemental cash flow information:
Cash paid for interest	$ 54,169	$ 186,841

Supplemental disclosures of non-cash operating and financing activities:
Increase in distribution payable	$ 10,653	$ 20,175
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$ 535,309	$ 311,276
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 —

Organization and Business

Hartman Short Term Income Properties XX, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011.  Effective July 16, 2013, the Company is offering 20,000,000 shares to the public in its follow-on offering (exclusive of 1,900,000 shares available pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share. The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred shares to its advisor, Hartman Advisors LLC at a price of $10.00 per share.  Hartman Advisors LLC (the “Advisor”) is the Company’s advisor. The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc. (the Property Manager). The Property Manager is a wholly owned subsidiary of Hartman Income REIT, Inc. and Subsidiaries of which approximately 20% is beneficially owned by Allen R. Hartman who is the Chief Executive Officer and Chairman of the Board of Directors.

As of March 31, 2014, we had issued 6,658,167 shares of our common stock in our initial and follow-on offerings, including 340,991 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $61,265,149.  Total shares issued and outstanding as of March 31, 2014 include 24,875 shares of our common stock issued as non-employee compensation to members of our board of directors and certain executives of our Property Manager.

On December 7, 2012, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (“SEC”) to register a follow-on public offering of up to 21,900,000 shares of the Company’s common stock.  In the follow-on offering, the Company is offering up to 20,000,000 shares of the Company’s common stock to the public and up to 1,900,000 shares of the Company’s common stock pursuant to the distribution reinvestment plan (the “DRIP”).  The offering price for shares to be offered to the public in the follow-on offering will be determined by the Company’s board of directors.  The Company’s board of directors may change the price at which the Company offers shares to the public from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant.  On April 25, 2013, the Company stopped accepting subscriptions for the sale of its common stock pursuant to its initial public offering due to the fact the Company’s offering prospectus was no longer deemed effective under the Securities Act of 1933.  On July 16, 2013, the SEC declared the Company’s follow-on offering registration statement effective and the Company has recommenced offering of its common shares as of that date.

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

       As of March 31, 2014 we owned 4 commercial properties located in Richardson, Arlington, and Dallas, Texas and 1 commercial property located in Houston, Texas, for a total of 5 commercial properties, comprising approximately 726,000 square feet plus 3 pad sites.  As of March 31, 2013 we owned 4 commercial properties located in Richardson, Arlington and Dallas, Texas comprising approximately 605,000 square feet plus 3 pad sites.

Note 2 —

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2013 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of March 31, 2014 have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2014, and results of consolidated operations for the three months ended March 31, 2014 and 2013, the consolidated statements of stockholders’ equity for the three months ended March 31, 2014 and consolidated cash flows for the three months ended March 31, 2014 and 2013.  The results of the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

        These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Hartman Richardson Heights Properties, LLC; Hartman Cooper Street Plaza, LLC; and Hartman Bent Tree Green, LLC for the three months ended March 31, 2014 and 2013, respectively; Hartman Parkway LLC for the three months ended March 31, 2014 and for the period from March 15, 2013, the date this subsidiary acquired the Parkway Property, to March 31, 2013; Hartman Gulf Plaza LLC for the period from March 11, 2014, the date this subsidiary acquired the Gulf Plaza Property, to March 31, 2014; and Hartman Haute Harwin, LLC for the period from January 1, 2013 to March 28, 2013, the date this subsidiary’s property was sold to an affiliate.  All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net loss, total assets, total liabilities or equity.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents at March 31, 2014 and December 31, 2013 consisted of demand deposits at commercial banks.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2014.

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

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees. For the three months ended March 31, 2014 and 2013, such costs totaled $60,758 and $146,088, respectively.

Organization and offering costs will be reimbursed by the Advisor as set forth in the “Costs of Formation and Fees to Related Parties” section of the prospectus, to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of March 31, 2014, the excess of offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $307,237.  No demand has been made of the Advisor for reimbursement as of March 31, 2014 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in capital.

Stock-Based Compensation

The Company follows ASC 718, Compensation-Stock Compensation (ASC 718) with regard to issuance of stock in payment of services.  ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  The compensation cost is measured based on the fair value of the equity or liability instruments issued.

       Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $4,601 and $1,022 for the three months ended March 31, 2014 and 2013, respectively.

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

For the three months ended March 31, 2014 and 2013, the Company incurred a net loss of $742,331 and $461,333, respectively.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of March 31, 2014 and 2013, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2014 and 2013 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

       Substantially all of our revenues are derived from two retail and two office properties located in the Dallas, Texas metropolitan area and one office property located in Houston, Texas.  We maintain cash accounts in two U.S. financial institutions.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits nor are any expected.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 —

 Real Estate

       Real estate assets consisted of the following:

	March 31, 2014	December 31, 2013
Land	$ 16,303,750	$ 12,816,250
Buildings and improvements	39,767,123	33,420,171
In-place lease value intangible	15,213,423	10,756,483
	71,284,296	56,992,904
Less accumulated depreciation and amortization	(7,389,388)	(6,278,801)
Total real estate assets	$ 63,894,908	$ 50,714,103

       Depreciation expense for the three months ended March 31, 2014 and 2013 was $389,827 and $246,715, respectively. Amortization expense of in-place lease value intangible was $720,760 and $549,610 for the three months ended March 31, 2014 and 2013, respectively.

       Acquisition fees paid to Advisor were $348,750 and $237,250 for the three months ended March 31, 2014 and 2013, respectively.   In connection with the disposition of the retail shopping center commonly known as the Harwin property to Hartman XIX, Advisor refunded the acquisition fee of $80,380 previously paid in connection with that acquisition.  Asset management fees paid to Advisor were $102,028 and $81,294 for the three months ended March 31, 2014 and 2013, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively.

On March 11, 2014, the Company acquired an office building comprising approximately 120,651 square feet located in Houston, Texas, commonly known as Gulf Plaza (the “Gulf Plaza Property”) through Hartman Gulf Plaza LLC (“Gulf Plaza LLC”), a wholly owned subsidiary of the Company.  Gulf Plaza LLC acquired the Gulf Plaza Property for $13,950,000, exclusive of closing costs, from fourteen tenant-in-common investors, including Hartman Gulf Plaza Acquisitions, LP (“Acquisitions”) which owned 1% of the Gulf Plaza Property.  Acquisitions is an affiliate of Hartman Income REIT Management, Inc., our Property Manager, which indirectly owns approximately 15% of Acquisitions.  The Gulf Plaza Property was 100% occupied at the acquisition date.  An acquisition fee of $348,750 was earned by the Advisor in connection with the purchase of the Gulf Plaza Property.

The following table summarizes the fair values of the Gulf Plaza Property assets acquired and liabilities assumed based upon our initial purchase price allocation as of the acquisition date:

Assets acquired:
Real estate assets	$ 13,950,000
Tax escrow	112,316
Total assets acquired	14,062,316

Liabilities assumed:
Accounts payable and accrued expenses	292,347
Security deposits	-
Total liabilities assumed	292,347

Fair value of net assets acquired	$ 13,769,969

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	March 31, 2014	December 31, 2013
In-place lease value intangible	$ 15,213,423	$ 10,756,483
In-place leases – accumulated amortization	(4,973,993)	(4,253,233)
Acquired lease intangible assets, net	$ 10,239,430	$ 6,503,250

      In addition to the Gulf Plaza Property acquisition, the Company invested $341,392 and $1,758,347 in building and tenant improvements for the three months ended March 31, 2014 and 2013, respectively.  Tenant improvements attributable to the Alamo Draft House tenant at the Richardson Heights Property were $0 and $1,637,770 for the three months ended March 31, 2014 and 2013, respectively. The lease agreement for the Alamo Draft House limits the Company’s total cost of related improvements to $4.8 million. Total expenditures in excess of this amount have been reimbursed by the tenant.

Note 4 —

Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	March 31, 2014	December 31, 2013
Tenant receivables	$ 365,749	$ 312,218
Accrued rent	567,234	467,544
Allowance for doubtful accounts	(267,604)	(260,885)
Accrued rent and accounts receivable, net	$ 665,379	$ 518,877

As of March 31, 2014 and December 31, 2013, we had an allowance for uncollectible accounts of $267,604 and $260,885, respectively.  For the three months ended March 31, 2014 and 2013, we recorded bad debt expense in the amount of $6,719 and $30,623, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 —

Deferred Loan and Leasing Commission Costs, net

Costs which have been deferred consist of the following:

	March 31, 2014	December 31, 2013
Deferred loan and leasing commission costs	$ 1,669,719	$ 1,384,557
Less: accumulated amortization	(455,054)	(389,029)
Total cost, net of accumulated amortization	$ 1,214,665	$ 995,528

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 —

Note Payable

The Company is a party to a $30.0 million revolving credit agreement (the “Credit Facility”) with a bank.  The borrowing base of the Credit Facility may be adjusted from time to time subject to the lenders underwriting with respect to real property collateral.  The current borrowing base of the Credit Facility is $22.5 million.  The Credit Facility is secured by the Richardson Heights Property; the Cooper Street Property; the Bent Tree Green Property and the Parkway Property.  The note bears interest at the greater of 4.5% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 4.5% per annum as of March 31, 2014.  The loan matures on May 9, 2015.  The outstanding balance under the Credit Facility was $15.3 million and $2.3 million as of March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014 the amount available to be borrowed is $7.2 million.  As of March 31, 2014, we were in compliance with all loan covenants.

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

	Three months ended March 31,
	2014	2013
Numerator:
Net loss attributable to common stockholders	$ (742,331)	$ (461,333)
Denominator:
Basic and diluted weighted average shares outstanding	6,497,474	3,867,148

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$ (0.11)	$ (0.12)

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

Note 9 —

Related Party Transactions

Hartman Advisors LLC (the “Advisor”), is a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Advisor is a variable interest entity which consolidates for financial reporting purposes with Hartman Income REIT, Inc. and subsidiaries, of which approximately 20% is beneficially owned by Allen R. Hartman, our Chief Executive Officer and Chairman of the Board of Directors.

       As of March 31, 2014 and December 31, 2013, respectively, the Company had a net balance due from the Property Manager and the Advisor of $41 and $90,417.

The Company owed $191,933 and $158,068 to Hartman XIX as of March 31, 2014 and December 31, 2013, respectively.  The balance due to Hartman XIX represents undistributed funds from operations due to Hartman XIX with respect to its former ownership interest in the Richardson Heights Property joint venture and the Harwin Property which was sold to Hartman XIX.

Effective March 28, 2013 the Company disposed of the Harwin Property for $3.4 million.  The Company recognized income from discontinued operations of the Harwin Property of $14,434 and a gain on sale of discontinued operations of $139,442.

On March 11, 2014, we acquired a fee simple interest in an office building located in the Energy Corridor of Houston, Texas, commonly known as Gulf Plaza.  The property was acquired from fourteen tenant-in-common investors, including Hartman Gulf Plaza Acquisitions, LP (“Acquisitions”) which owned 1% of Gulf Plaza.  Acquisitions is an affiliate of Hartman Income REIT

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management, Inc., our Property Manager, which indirectly owns approximately 15% of Acquisitions.  Approximately 10% of Acquisitions is owned by Allen Hartman, our President and CEO, or his affiliates.

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

       As of March 31, 2014, the Company has accepted investors’ subscriptions for and issued 6,273,301 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $61,265,149.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of March 31, 2014 and December 31, 2013, respectively, we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three months ended March 31, 2014 and 2013, respectively, the Company granted 1,500 and 1,500 shares of restricted common stock to independent directors as compensation for services.  We recognized $15,000 and $15,000 as stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively, based upon the estimated fair value per share.  For the three months ended March 31, 2014, the Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock issued to each of two executives of the Property Manager. We recognized share based compensation expense of $20,000 and $0 with respect to these awards based on the amount offering price of $10 per share for the three months ended March 31, 2014 and 2013, respectively.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distributions

The following table reflects the total cash distributions we have paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter paid	Distributions per Common Share	Total Amount Paid
2014
1st Quarter	$ 0.175	$ 1,103,599

2013
4th Quarter	0.175	$ 1,033,066
3rd Quarter	0.175	854,120
2nd Quarter	0.175	760,551
1st Quarter	0.175	627,754
Total	0.700	$ 3,275,491

Note 11 –

Discontinued Operations

Effective March 28, 2013, the Company sold the Harwin property to Hartman XIX pursuant to the terms agreed upon and approved by both the board of directors of the Company and of Hartman XIX.  The Company sold the Harwin property for $3,400,000 cash.  The Company recognized a $139,442 gain on sale.

Income from discontinued operations is comprised as follows:

	Three months ended March 31,
	2014	2013
Total property revenues	$ -	$ 65,901

Property operating expenses	-	28,237
Real estate taxes and insurance	-	23,230
Depreciation & amortization	-	-
Total property and other expenses	-	51,467

Income from discontinued operations	-	14,434

Gain on sale of property	-	139,442

Income from discontinued operations	$ -	$ 153,876

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

Rescission Rights of Certain Stockholders

In connection with the Company’s initial public offering, the Company may have a contingent liability to certain stockholders who purchased shares of the Company’s common stock during the period which the Company’s registration statement was not effective and during which time the Company may have been in violation of one or more securities laws.  The Company considered the possibility of affording the remedy of rescission to stockholders who purchased common shares during the period that the Company was required to file post-effective amendments to its registration statement.  Any such rescission would obligate the Company to reacquire the stockholders common shares at a price equal to the price originally paid for such shares with market interest, less the amount of any income received with respect to such shares.  If affected stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies.  If stockholders seek rescission and/or damages or we conduct a rescission offer, we may or may not have the resources to fund the repurchase of all of the securities tendered.  We determined not to offer rescission because the Advisor and the Company do not believe that any material number of affected investors would choose to rescind their common share purchases.  On July 16, 2013, the SEC declared the Company’s follow-on offering registration statement effective and the Company has recommenced offering of its common shares as of that date. The Company believes that the right of affected stockholders to request rescission has expired under the one-year federal statute of limitations.  The statute of limitations in several of the various states is longer than the federal statute of limitations.  Accordingly, affected shareholders of any such state may continue to possess a rescission right.  No rescission requests have been received by the Company as of March 31, 2014.

Property Acquisition

On March 12, 2014, the Company entered into a purchase agreement with AFS NW Business Park, L.P. to acquire an approximately 377,752 square foot office/industrial business park located in northwest Houston, Texas for an aggregate purchase price of $19,400,000.  On April 10, 2014, the Company entered into a first amendment to the purchase agreement whereby the purchase price of the property was amended to be $19,175,000.  The property is commonly referred to as the Mitchelldale Business Park.

The acquisition of the Mitchelldale Business Park is subject to certain conditions to closing, including the absence of a material adverse change to the property prior to the acquisition date.  The expected closing date of the acquisition is on or before June 13, 2014.

The Mitchelldale Business Park consists of 12 buildings constructed in 1977.  The property is approximately 90% occupied as of March 31, 2014.  There is no current tenant who occupies 10% or more of the property.

As of March 31, 2014, the Company has deposited with a title company, $1,000,000 pursuant to the terms of the purchase and escrow agreement.  The earnest money deposit is subject to risk of loss in the event that the Company is unable to complete its acquisition of the Mitchelldale Business Park property as set forth in the purchase agreement, as amended.  The earnest money deposit is reflected as the acquisition deposit in the accompanying consolidated balance sheets.

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

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of the December 31, 2013 Form 10-K filed with the SEC on March 31, 2014.

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

We intend to use substantially all of the net proceeds of our initial and follow-on offerings to purchase additional properties and other real estate-related investments. As of the date of this Form 10-Q, we have acquired 6 commercial real estate properties and disposed of 1 property.  The number of assets we acquire will depend upon the number of shares sold in the initial and follow-on offerings and the resulting amount of the net proceeds available for investment in properties.

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

For the three months ended March 31, 2014 and 2013, the Company incurred a net loss of $742,331 and $461,333, respectively. The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

The following discussion and analysis should be read in conjunction with the accompanying interim consolidated financial information.

Critical Accounting Policies and Estimates

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three months ended March 31, 2014.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS

      As of March 31, 2014 we owned 5 commercial properties located in Richardson, Arlington, Dallas and Houston, Texas comprising approximately 726,000 square feet plus 3 pad sites.  As of March 31, 2013 we owned 4 commercial properties located in Richardson, Arlington and Houston, Texas comprising approximately 605,000 square feet plus 3 pad sites.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended March 31, 2014 and 2013, we had total rental revenues and tenant reimbursements of $2,053,579 and $1,532,181, respectively. The increase in revenues of approximately $521,000 is attributable to (i) approximately $277,000 of the revenue increase is due to ownership of the Parkway Property for a full quarter in the first quarter of 2014 versus 16 days of ownership in the first quarter of 2013; (ii) approximately $134,000 of the revenue increase is due to our 20 days of ownership of the Gulf Plaza Property which was acquired in the first quarter of 2014; (iii) approximately $60,000 of the revenue increase is due to increased occupancy at the Bent Tree Green Property; and (iv) approximately $50,000 of the revenue increase is attributable to the Alamo Draft House lease at the Richardson Heights Property which commenced in the third quarter of 2013.

Property operating expenses – Property operating expenses consists of contract services, repairs and maintenance, utilities and property management fees.  For the three months ended March 31, 2014 and 2013, we had total property operating expenses of $552,665 and $329,657, respectively.  Property operating expenses include property management fees paid to our Property Manager of $81,054 and $63,722 for the three months ended March 31, 2014 and 2013, respectively.  The increase in property operating expenses is attributable to the fact that we owned and operated 4 properties for all of the first quarter of 2014 plus a 5th property for a portion of the month of March 2014 versus 3 properties owned and operated for all of the first quarter of 2013 plus a 4th property for a portion of the month of March 2013.  Our fourth property was acquired on March 15, 2013.

Asset management and acquisition fees – Asset management and acquisition fees are fees payable to our Advisor in connection with the management of the Company and the acquisition of our properties.  For the three months ended March 31, 2014 and 2013 we paid the Advisor $102,028 and $81,294 respectively for asset management fees.  Acquisition fees paid to Advisor were $348,750 and $237,250 for the three months ended March 31, 2014 and 2013, respectively. In connection with the disposition of the Harwin property to Hartman XIX in March 2013, Advisor refunded the acquisition fee of $80,380 previously paid in connection with that acquisition.

Organizational and offering costs - The Company incurs certain expenses in connection with its organization and registration to sell common shares.  These costs principally relate to professional and filing fees. For the three months ending March 31, 2014 and 2013 organization and offering costs were $60,758 and $146,088, respectively.

General and administrative expense - General and administrative expenses were $121,415 and $113,580 for the three months ended March 31, 2014 and 2013, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, independent director compensation and other share based compensation.  The reduction of $114,000 is principally attributable to a reduction of dealer manager fees paid to the Dealer Manager in the first quarter of 2014 versus the first quarter of 2013.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Fees to affiliates – In addition to asset management and acquisition fees paid to Advisor and property management fees paid to the Property Manager, we pay leasing commissions and construction management fees to the Property Manager.  For the three months ended March 31, 2014 and 2013, respectively, we paid our Property Manager $285,162 and $36,284 for leasing commissions and $27,410 and $101,686 for construction management fees.  Lease commissions and construction management fees are included in deferred loan and lease commission costs and real estate assets, respectively, in the consolidated balance sheets.

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

	Three Months Ending March 31,
	2014	2013
Net loss	$ (742,331)	$ (461,333)
Depreciation and amortization of real estate assets	1,110,587	796,325
Income from discontinued operations	-	(153,876)
Funds from operations (FFO)	368,256	181,116
Acquisition related expenses	348,750	156,870
Modified funds from operations (MFFO)	$ 717,006	$ 337,986

Distributions

The following table summarizes the quarterly distributions we paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the period from January 2013 through March 2014:

Period	Cash (1)	DRIP (1) (2)	Total	Net Cash Provided by (used in) Operating Activities
First Quarter 2013	$ 316,478	$ 311,276	$ 627,754	$ (204,928)
Second Quarter 2013	372,901	387,650	760,551	592,968
Third Quarter 2013	441,870	412,250	854,120	(103,725)
Fourth Quarter 2013	550,371	482,695	1,033,066	916,336
Total	$ 1,681,620	$ 1,593,871	$ 3,275,491	$ 1,200,651
First Quarter 2014	$ 568,290	$ 535,309	$ 1,103,599	$ 435,759

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the three months ended March 31, 2014, we paid aggregate distributions of $1,103,599.  During the same period, cash provided by operating activities was $435,759. For the three months ended March 31, 2013, we paid aggregate distributions of $627,754.  During the same period our net cash used in operating activities was $204,928.  Of the $1,103,599 in distributions we paid to our stockholders for the three months ended March 31, 2014, 39% was attributable to cash provided by operating activities.  Of the $627,754 in distributions we paid to our stockholders for the three months ended March 31, 2013, no amount of such distributions were covered by cash provided by operating activities.

Liquidity and Capital Resources

As of March 31, 2014, the Company had issued 6,273,301 shares of the Company’s common stock in its ongoing public offering, resulting in gross proceeds to the Company of $61,265,149.

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

Cash Flows from Operating Activities

As of March 31, 2014 we owned 5 commercial real estate properties.  During the three months ended March 31, 2014, net cash provided by operating activities was $435,759 versus $204,928 used in operating activities for the three months ended March 31, 2013.  The increase in cash flow from operating activities is attributable to the fact that we owned and operated 5 commercial real estate properties during the three months ended March 31, 2014 versus 4 commercial real estate property during the three months ended March 31, 2013.  Our fourth property was acquired on March 15, 2013.  Our fifth property was acquired on March 11, 2014.  We expect cash flows from operating activities to increase in future periods as a result of anticipated future acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the three months ended March 31, 2014, net cash used in investing activities was $15,291,392 versus $7,644,676 for the three months ended March 31, 2013 and consisted primarily of $13,950,000 net cash used to acquire the Gulf Plaza Property on March 11, 2014; $341,392 cash used to fund building and tenant improvements; and $1,000,000 used for the acquisition deposit with regard to the anticipated acquisition of the Mitchelldale Property.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders.  Net cash provided by financing activities for the three months ended March 31, 2014 and 2013, respectively, were and $15,160,202 versus $8,282,625 and consisted primarily of the following:

•

$3,784,225 and $6,150,075, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $251,861 and $299,606, respectively;

•

$919,531 and $125,500, respectively of cash used to redeem common stock pursuant to our share redemption plan;

•

$568,290 and $316,478, respectively of net cash distributions, after giving effect to distributions reinvested by stockholders of $535,309 and $311,276, respectively; and,

•

$13,115,659 and $2,874,134 respectively of net proceeds drawn under our Revolving Credit Facility and insurance premium financing.

Contractual Obligations

Our board of directors has approved our entering into the Advisory Agreement, the Property Management Agreement and the Dealer Management Agreement.

Off-Balance Sheet Arrangements

       As of March 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s quarter ended March 31, 2014, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933.

During the three months ended March 31, 2014, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximately Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	805	5,902	$9.45	(3)
February 2014	87,388	5,256	$9.48	(3)
March 2014	3,334	85,722	$9.31	(3)
	91,527	96,880

(1)

We generally redeem shares in the month following the end of the fiscal quarter in which requests were received.

(2)

Pursuant to the share redemption program, we currently redeem shares at prices determined as follows:

a.

In the first year, the lesser of 90.0% of the price paid to acquire the shares or 90.0% of the offering price of shares in our most recent offering;

b.

In the second year, the lesser of 92.5% of the price paid to acquire the shares or 92.5% of the offering price of shares in our most recent offering;

c.

In the third year, the lesser of 95.0% of the price paid to acquire the shares or 95.0% of the offering price of shares in our most recent offering;

d.

In the fourth year, the lesser of 97.5% of the price paid to acquire the shares or 97.5% of the offering price of shares in our most recent offering;

e.

Thereafter, the lesser of 100.0% of the price paid to acquire the shares or 90.0% of the net asset value per share, as determined by the board of directors.

Notwithstanding the foregoing, the redemption price for redemptions sought upon a stockholder’s death or disability or upon confinement to a long-term care facility, is available only for stockholders who purchased their shares directly from us or the persons specifically set forth in the share redemption program.

(3)

The number of shares that may be redeemed pursuant to our share redemption program will not exceed (i) 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of the redemption and (ii) the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus, if we had positive net operating cash flow for the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.

On February 9, 2010, our Registration Statement on Form S-11 (File No. 333-154750), registering a public offering of up to $250,000,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering.  In our initial public offering we offered up to 25,000,000 shares of our common stock to the public at $10.00 per share with discounts available to certain categories of purchasers and up to 2,500,000 common shares for sale pursuant to our distribution reinvestment plan at a price of $9.50 per share.  On July 16, 2013, our Registration Statement on Form S-11 (File No. 333-185336), registering our follow-on public offering of up to $200,000,000 in shares of our common stock, was declared effective by the SEC.  We issued a total of 4,455,678 shares of our common stock in our initial public offering, including 162,561 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $43,943,731.  In our follow-on offering, we are offering up to 20,000,000 shares of our common stock to the public at $10.00 per share and up to 2,000,000 common shares pursuant to our distribution reinvestment plan at $9.50 per share.

As of March 31, 2014, we had accepted subscriptions for and issued 6,658,167 shares of our common stock in our initial and follow-on offerings, including 340,991 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $61,265,149.  Total shares issued and outstanding as of March 31, 2014 include 24,875 shares of our common stock issued as non-employee compensation to members of our board of directors and certain executives of our Property Manager.

As of March 31, 2014, we incurred selling commissions and other organization and offering costs in our initial and follow-on offerings in the amounts set forth in the table below.  The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$3,834,857	Actual
Other organization and offering expenses	1,077,230	Actual
Total expenses	$4,912,087

As of March 31, 2014, we had used all of the net offering proceeds of our initial and follow-on offerings to acquire the Richardson Heights, Cooper Street, Bent Tree Green, Parkway Plaza and Gulf Plaza properties.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

Date: May 15, 2014

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: May 15, 2014

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)