Form 10-Q
period 2014-05-14
Hartman Short Term Income Properties XX, Inc.
filed 2014-08-14
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

☒Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014 there were 7,090,603 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

Table of Contents

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)

Real estate assets, at cost	$ 91,292,775	$ 56,992,904
Accumulated depreciation and amortization	(8,875,287)	(6,278,801)
Real estate assets, net	82,417,488	50,714,103

Cash and cash equivalents	9,481,249	143,038
Restricted cash	7,100,000	-
Accrued rent and accounts receivable, net	1,231,993	518,877
Deferred loan and leasing commission costs, net	2,253,936	995,528
Goodwill	249,686	249,686
Prepaid expenses and other assets	416,290	379,804

Total assets	$ 103,150,642	$ 53,001,036

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$ 49,725,000	$ 2,300,000
Accounts payable and accrued expenses	3,215,442	2,545,833
Due to related parties	637,671	67,651
Tenants' security deposits	554,315	319,258
Total liabilities	54,132,428	5,232,742

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Common stock, $0.001 par value, 750,000,000 authorized, 6,895,495 shares and 6,311,691 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	6,896	6,312
Additional paid-in capital	64,229,576	58,844,825
Accumulated distributions and net loss	(15,218,259)	(11,082,844)
Total stockholders' equity	49,018,214	47,768,294
Total liabilities and total stockholders' equity	$ 103,150,642	$ 53,001,036

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental revenues	$ 2,396,722	$ 1,610,308	$ 4,180,883	$ 2,855,417
Tenant reimbursements and other revenues	397,999	129,136	667,417	416,208
Total revenues	2,794,721	1,739,444	4,848,300	3,271,625

Expenses
Property operating expenses	600,908	514,144	1,153,573	842,279
Asset management and acquisition fees	608,844	96,122	1,059,622	334,286
Organization and offering costs	156,111	60,176	216,869	93,555
Real estate taxes and insurance	469,302	354,577	845,357	662,893
Depreciation and amortization	1,485,899	983,790	2,596,486	1,780,115
General and administrative	178,690	280,130	300,105	507,941
Interest expense	371,673	264,072	495,325	479,332
Total expenses	3,871,427	2,553,011	6,667,337	4,700,401
Loss from continuing operations	(1,076,706)	(813,567)	(1,819,037)	(1,428,776)
Income from discontinued operations	-	35,160	-	189,036
Net loss	$ (1,076,706)	$ (778,407)	$ (1,819,037)	$ (1,239,740)
Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	(0.16)	(0.19)	(0.27)	(0.35)
Income from discontinued operations	-	0.01	-	0.05
Net loss attributable to common stockholders	$ (0.16)	$ (0.18)	$ (0.27)	$ (0.30)
Weighted average number of common shares outstanding, basic and diluted	6,820,792	4,424,440	6,660,383	4,142,185

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock			Accumulated
					Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Total
Balance, December 31, 2013	1,000	$1	6,311,691	$6,312	$58,844,825	($11,082,844)	$47,768,294
Issuance of common shares (cash investment), net of redemptions	-	-	464,705	465	4,597,296	-	4,597,761
Issuance of common shares (non-cash)	-	-	119,099	119	1,132,325	-	1,132,444
Selling commissions	-	-	-	-	(344,870)	-	(344,870)
Dividends and distributions (stock)	-	-	-	-	-	(1,123,586)	(1,123,586)
Dividends and distributions (cash)	-	-	-	-	-	(1,192,792)	(1,192,792)
Net loss	-	-	-	-	-	(1,819,037)	(1,819,037)
Balance, June 30, 2014	1,000	$1	6,895,495	$6,896	$64,229,576	($15,218,259)	$49,018,214

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$ (1,819,037)	$ (1,239,740)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	50,000	57,500
Depreciation and amortization	2,596,486	1,780,115
Deferred loan and leasing commission costs amortization	231,435	82,824
Bad debt (revovery) provision	(53,722)	63,361
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(659,394)	(275,004)
Deferred leasing commissions	(633,481)	(150,597)
Prepaid expenses and other assets	(36,486)	(97,313)
Accounts payable and accrued expenses	543,634	466,846
Due to related parties	570,020	(324,221)
Tenants' security deposits	235,057	24,269
Net cash provided by operating activities	1,024,512	388,040
Cash flows from investing activities:
Acquisition deposits	-	350,000
Increase in restricted cash	(7,100,000)	-
Additions to real estate	(34,299,871)	(12,732,012)
Disposition of Haute Harwin property	-	3,253,671
Net cash used in investing activities	(41,399,871)	(9,128,341)
Cash flows from financing activities:
Dividends paid in cash	(1,182,308)	(689,379)
Payment of selling commissions	(344,870)	(450,103)
Borrowings net of repayment under insurance premium finance note	74,349	48,090
Term loan borrowings	49,725,000	-
Deferred loan costs paid	(856,362)	(48,151)
Proceeds from revolving credit advances	22,462,431	2,350,000
Repayment of revolving credit advances	(24,762,431)	(900,000)
Proceeds from issuance of common stock, net of redemptions	4,597,761	8,476,515
Net cash provided by financing activities	49,713,570	8,786,972
Net change in cash and cash equivalents	9,338,211	46,671
Cash and cash equivalents at the beginning of period	143,038	61,894
Cash and cash equivalents at the end of period	$ 9,481,249	$ 108,565

Supplemental cash flow information:
Cash paid for interest	357,283	391,625

Supplemental disclosures of non-cash investing and financing activities:
Increase in distribution payable	11,142	34,130
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	1,112,444	698,926
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 —

Organization and Business

Hartman Short Term Income Properties XX, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011.  Effective July 16, 2013, the Company is offering $200,000,000 of its common shares to the public in its follow-on offering (exclusive of $19,000,000 of its common shares available pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share. The offering price for shares offered in the follow-on offering was determined by the Company’s board of directors.  The Company’s board of directors may change the price at which the Company offers shares to the public from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant.

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred shares to its advisor, Hartman Advisors LLC at a price of $10.00 per share.  Hartman Advisors LLC (the “Advisor”) is the Company’s advisor. The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc. (the “Property Manager”). The Property Manager is a wholly owned subsidiary of Hartman Income REIT, Inc. and Subsidiaries of which approximately 20% is beneficially owned by Allen R. Hartman who is the Chief Executive Officer and Chairman of the Board of Directors.

On April 11, 2014 we formed Hartman XX Limited Partnership, a Texas limited partnership (the “Operating Partnership”).  On March 7, 2014 we formed Hartman XX REIT GP LLC, a Texas limited liability company, to serve as the sole general partner of the Operating Partnership.  We are the sole limited partner of the Operating Partnership.  Our single member interests in our limited liability company subsidiaries are owned by the Operating Partnership or its wholly owned subsidiaries.

As of June 30, 2014, we had issued and outstanding 6,895,495 shares of our common stock in our initial and follow-on offerings, including 401,742 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $62,998,216.  Total shares issued and outstanding as of June 30, 2014 include 24,875 shares of our common stock issued as non-employee compensation to members of our board of directors and certain executives of our Property Manager.

The management of the Company is through the Advisor.  Management of the Company’s properties is through the Property Manager. D.H. Hill Securities LLLP (the “Dealer Manager”) serves as the dealer manager of the Company’s public offering. These parties receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These parties will receive fees during the offering, acquisition, operational and liquidation stages.

       As of June 30, 2014 we owned 4 commercial properties located in Richardson, Arlington, and Dallas, Texas and 2 commercial properties located in Houston, Texas, for a total of 6 commercial properties, comprising approximately 1,103,647 square feet plus 3 pad sites.  As of June 30, 2013 we owned 4 commercial properties located in Richardson, Arlington and Dallas, Texas comprising approximately 605,244 square feet plus 3 pad sites.

Note 2 —

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2013 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of June 30, 2014 have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 2014, and the results of consolidated operations for the three and six months ended June 30, 2014 and 2013, the consolidated statements of stockholders’ equity for the six months ended June 30, 2014 and the consolidated statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of cash flows for the six months ended June 30, 2014 and 2013.  The results of the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

        These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Hartman Richardson Heights Properties, LLC; Hartman Cooper Street Plaza, LLC; and Hartman Bent Tree Green, LLC for the six months ended June 30, 2014 and 2013, respectively; Hartman Parkway LLC for the six months ended June 30, 2014 and for the period from March 15, 2013, the date this subsidiary acquired the Parkway Property, to June 30, 2013; Hartman Gulf Plaza LLC for the period from March 11, 2014, the date this subsidiary acquired the Gulf Plaza Property, to June 30, 2014; Hartman Mitchelldale Business Park, LLC for the period from June 13, 2014, the date this subsidiary acquired the Mitchelldale Property, to June 30, 2014; and Hartman Haute Harwin, LLC for the period from January 1, 2013 to March 28, 2013, the date this subsidiary’s property was sold to an affiliate.  All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net loss, total assets, total liabilities or stockholders’ equity.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents at June 30, 2014 and December 31, 2013 consisted of demand deposits at commercial banks.

Restricted Cash

Restricted cash represents cash for which the use of funds is restricted by certain loan documents.  As of June 30, 2014 and December 31, 2013, the Company had a restricted cash balance of $7,100,000 and $0, respectively, which represent amounts set aside as impounds to be disbursed to the Company (i) upon its achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property, and (ii) the completion of certain agreed upon capital repairs at the Cooper Street Property and the Mitchelldale Property.  Restricted cash includes $6,500,000 of loan proceeds and $600,000 in cash, which have been deposited in an escrow account with a loan servicer.

Financial Instruments

       The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and due to related parties.  The Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable approximates fair value.

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

Depreciation and amortization

       Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease. In-place leases are amortized using the straight-line method over the weighted average years calculated on terms of all of the leases in-place when acquired.

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2014.

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

Deferred Loan and Leasing Commission Costs

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

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the Company. These costs principally relate to professional and filing fees. For the three months ended June 30, 2014 and 2013, such costs totaled $156,111 and $60,176, respectively.  For the six months ended June 30, 2014 and 2013, such costs totaled $216,869 and $93,555, respectively.

Organization and offering costs will be reimbursed by the Advisor as set forth in the “Costs of Formation and Fees to Related Parties” section of the prospectus, to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of June 30, 2014, the excess of offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $437,532.  No demand has been made of the Advisor for reimbursement as of June 30, 2014 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in capital.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $17,728 and $2,679 for the three months ended June 30, 2014 and 2013, and $22,328 and $3,616 for the six months ended June 30, 2014 and 2013, respectively.

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

For the three months ended June 30, 2014 and 2013, the Company incurred a net loss of $1,076,706 and $778,407, respectively.  For the six months ended June 30, 2014 and 2013, the Company incurred a net loss of $1,819,037 and $1,239,740.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of June 30, 2014 and 2013, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2014 and 2013 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

       Substantially all of our revenues are derived from four properties located in the Dallas, Texas metropolitan area and two properties located in Houston, Texas.  We maintain cash accounts in two U.S. financial institutions.  The terms of these deposits

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits nor are any expected.

Note 3 —

Real Estate

       Real estate assets consisted of the following:

	June 30, 2014	December 31, 2013
Land	$21,097,500	$12,816,250
Buildings and improvements	50,416,681	33,420,171
In-place lease value intangible	19,778,594	10,756,483
	91,292,775	56,992,904
Less accumulated depreciation and amortization	(8,875,287)	(6,278,801)
Total real estate assets	$82,417,488	$50,714,103

       Depreciation expense for the three months ended June 30, 2014 and 2013 was $475,096 and $317,200, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $864,923 and $563,915, respectively.  Amortization expense of in-place lease value intangible was $1,010,803 and $666,590 for the three months ended June 30, 2014 and 2013, respectively.  Amortization expense of in-place lease value intangible was $1,731,563 and $1,216,200 for the six months ended June 30, 2014 and 2013, respectively.

       Acquisition fees paid to Advisor were $479,375 and $0 for the three months ended June 30, 2014 and 2013, respectively.  Acquisition fees paid to Advisor were $828,125 and $156,870 for the six months ended June 30, 2014 and 2013, respectively.  Asset management fees paid to Advisor were $129,469 and $96,122 for the three months ended June 30, 2014 and 2013, respectively.  Asset management fees paid to Advisor were $231,497 and $177,416 for the six months ended June 30, 2014 and 2013, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, respectively.

On March 11, 2014, the Company acquired an office building comprising approximately 120,651 square feet located in Houston, Texas, commonly known as Gulf Plaza (the “Gulf Plaza Property”) through Hartman Gulf Plaza LLC (“Gulf Plaza LLC”), a wholly owned subsidiary of the Operating Partnership.  The Gulf Plaza Property was acquired for $13,950,000, exclusive of closing costs, from fourteen tenant-in-common investors, including Hartman Gulf Plaza Acquisitions, LP (“Acquisitions”) which owned 1% of the Gulf Plaza Property.  Acquisitions is an affiliate of our Property Manager, which indirectly owns approximately 15% of Acquisitions.  The Gulf Plaza Property was 100% occupied at the acquisition date.  An acquisition fee of $348,750 was earned by the Advisor in connection with the purchase of the Gulf Plaza Property.

On June 13, 2014, the Operating Partnership acquired an office/industrial business park comprising approximately 377,752 square feet located in Houston, Texas, commonly known as Mitchelldale Business Park (the “Mitchelldale Property”) through Hartman Mitchelldale Business Park, LLC (“Mitchelldale LLC”), a wholly owned indirect subsidiary of the Operating Partnership.  The Mitchelldale Property was approximately 89% occupied at the acquisition date.  An acquisition fee of $479,375 was earned by the Advisor in connection with the purchase of the Mitchelldale Property.

The following table summarizes the fair values of the Gulf Plaza Property and the Mitchelldale Property assets acquired and liabilities assumed based upon our initial purchase price allocations as of the respective acquisition dates:

	Gulf Plaza	Mitchelldale
Assets acquired:
Real estate assets	$ 13,950,000	$ 19,175,000
Other assets	112,316	102,268
Total assets acquired	14,062,316	19,277,268

Liabilities assumed:
Accounts payable and accrued expenses	292,347	219,548
Security deposits	-	196,850
Total liabilities assumed	292,347	416,398

Fair value of net assets acquired	$ 13,769,969	$ 18,860,870

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	June 30, 2014	December 31, 2013
In-place lease value intangible	$ 19,778,594	$ 10,756,483
In-place leases – accumulated amortization	(5,984,796)	(4,253,233)
Acquired lease intangible assets, net	$ 13,793,798	$ 6,503,250

Note 4 —

Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	June 30, 2014	December 31, 2013
Tenant receivables	$ 667,129	$ 312,218
Accrued rent	772,027	467,544
Allowance for uncollectible accounts	(207,163)	(260,885)
Accrued rents and accounts receivable, net	$ 1,231,993	$ 518,877

As of June 30, 2014 and December 31, 2013, we had an allowance for uncollectible accounts of $207,163 and $260,885, respectively.  For the three months ended June 30, 2014 and 2013, we recorded bad debt (recovery) expense in the amount of $(60,441) and $32,739, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  For the six months ended June 30, 2014 and 2013, we recorded bad debt (recovery) expense of $(53,722) and $63,361, respectively.  Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 —

Deferred Loan and Leasing Commission Costs, net

Costs which have been deferred consist of the following:

	June 30, 2014	December 31, 2013
Deferred loan and leasing commission costs	$ 2,874,400	$ 1,384,557
Less: accumulated amortization	(620,464)	(389,029)
Total cost, net of accumulated amortization	$ 2,253,936	$ 995,528

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 —

Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “Credit Facility”) with a bank.  The borrowing base of the Credit Facility may be adjusted from time to time subject to the lenders underwriting with respect to real property collateral.    The Credit Facility was secured by the Richardson Heights Property; the Cooper Street Property; the Bent Tree Green Property and the Parkway Property.  On June 13, 2014, the Company entered into a modification agreement pursuant to which the Richardson Heights Property, the Cooper Street Property, and the Bent Tree Green Property were released as collateral for the Credit Facility.  The borrowing base as modified was reduced to $0.  The Credit Facility note bears interest at the greater of 4.5% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 4.5% per annum as of June 30, 2014.  The loan matures on May 9, 2015.  The outstanding balance under the Credit Facility was $0 and $2.3 million as of June 30, 2014 and December 31, 2013, respectively.  As of June 30, 2014 the amount available to be borrowed is $0.  As of June 30, 2014, we were in compliance with all loan covenants.

On July 2, 2014, the Company entered into a further modification agreement of the Credit Facility to add the Gulf Plaza Property as collateral and the borrowing base of the Credit Facility, as further modified, was increased to $7.0 million.

On June 13, 2014, the Company, through the Operating Partnership, entered into four term loan agreements with an insurance company, each loan being secured by a collateral property.  The following is a summary of the mortgage notes payable as of June 30, 2014:

Property Name	Payment Type	Maturity Date	Interest Rate	Principal Balance
Richardson Heights Property	Principal and interest	July 1, 2041	4.61%	$ 20,200,000
Cooper Street Property	Principal and interest	July 1, 2041	4.61%	8,400,000
Bent Tree Green Property	Principal and interest	July 1, 2041	4.61%	8,400,000
Mitchelldale Property	Principal and interest	July 1, 2041	4.61%	12,725,000
				$ 49,725,000

Monthly payments of principal and interest are due and payable on the first day of each month beginning August 1, 2014 until July 1, 2041.  Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024; July 1, 2029; July 1, 2034; or July 1, 2039.  Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements.  Each of the loan agreements are secured by a deed of trust; assignment of licenses, permits and contracts; assignment and subordination of the management agreements; and assignment of rents.  The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans.

In connection with the loans secured by the Richardson Heights Property and the Bent Tree Green Property, the Company has entered into a reserve agreement with the lender which requires that loan proceeds of $5,525,000 and $975,000, respectively, be deposited with the loan servicer.  The escrowed loan proceeds will be released to the Company upon satisfactory showing of increased annualized rental income from new lease agreements as set forth in the reserve agreement.  In connection with the loans secured by the Cooper Street Property and the Mitchelldale Property, the Company entered into a post-closing agreement with the lender requiring the short term escrow of $600,000 for certain capital repairs to be completed during 2014 together with the delivery of certain other documents as set forth in the post-closing agreement.  Loan proceeds and other reserve funds held pursuant to the reserve agreement and the post-closing agreement are recorded as restricted cash on the accompanying consolidated balance sheets.

Note 7 —

Loss Per Share

       Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted earnings per share reflect common shares issuable from the assumed conversion of

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

convertible preferred stock into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss attributable to common stockholders	$ (1,076,706)	$ (778,407)	$ (1,819,037)	$ (1,239,740)
Denominator:
Basic and diluted weighted average common shares outstanding	6,820,792	4,424,440	6,660,383	4,142,185

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$ (0.16)	$ (0.18)	$ (0.27)	$ (0.30)

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

       As of June 30, 2014 and December 31, 2013, respectively, the Company had a net balance due (to) from the Property Manager and the Advisor of $(637,034) and $90,417.

The Company owed $637 and $158,068 to an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), as of June 30, 2014 and December 31, 2013, respectively.  The balance due to Hartman XIX represents undistributed funds from operations due to Hartman XIX with respect to its former ownership interest in the Richardson Heights Property joint venture and a retail shopping center commonly known as Haute Harwin (the “Harwin Property”) which was sold to Hartman XIX.

Effective March 28, 2013 the Company disposed of the Harwin Property for $3.4 million.

On March 11, 2014, we acquired a fee simple interest in an office building located in the Energy Corridor of Houston, Texas, commonly known as Gulf Plaza.  The property was acquired from fourteen tenant-in-common investors, including Hartman Gulf Plaza Acquisitions, LP (“Acquisitions”) which owned 1% of Gulf Plaza.  Acquisitions is an affiliate of Hartman Income REIT Management, Inc., our Property Manager, which indirectly owns approximately 15% of Acquisitions.  Approximately 10% of Acquisitions is owned by Allen Hartman, our President and CEO, or his affiliates.  Advisor earned an acquisition fee of $348,750 in connection with the Gulf Plaza Property acquisition.

On June 13, 2014, we acquired the Mitchelldale Property.  Advisor earned an acquisition fee of $479,375 in connection with the Mitchelldale Property acquisition.

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

       As of June 30, 2014, the Company has accepted investors’ subscriptions for and issued 6,449,878 shares of the Company’s common stock in its public offering, resulting in gross proceeds to the Company of $62,998,216.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of June 30, 2014 and December 31, 2013, respectively, we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

Stock-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three and six months ended June 30, 2014 and 2013, respectively, the Company granted 1,500 and 2,250 shares and 3,000 and 3,750 shares of restricted common stock to independent directors as compensation for services.  We recognized $15,000 and $22,500; and $30,000 and $37,500 as stock-based compensation expense for the three and six months ended June 30, 2014 and 2013, respectively, based upon the estimated fair value per share.  The Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock issued to each of two executives of the Property Manager. We recognized stock-based compensation expense of $20,000 and $20,000 with respect to these awards based on the amount offering price of $10 per share for the six months ended June 30, 2014 and 2013, respectively.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distributions

The following table reflects the total cash distributions we have paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter paid	Distributions per Common Share	Total Amounts Paid
2014
2nd Quarter	$ 0.175	$ 1,191,153
1st Quarter	0.175	1,103,599
Total	$ 0.350	$ 2,294,752

2013
4th Quarter	$ 0.175	$ 1,033,066
3rd Quarter	0.175	854,120
2nd Quarter	0.175	760,551
1st Quarter	0.175	627,754
Total	$ 0.700	$ 3,275,491

Note 11 –

Discontinued Operations

Effective March 28, 2013, the Company sold the Harwin Property to Hartman XIX pursuant to the terms agreed upon and approved by both the board of directors of the Company and of Hartman XIX.  The Company sold the Harwin property for $3,400,000 cash.

Income from discontinued operations is comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income from discontinued operations	$ -	$ 559	$ -	$ 66,460

Gain on sale of property	-	34,601	-	122,576

Income from discontinued operations	$ -	$ 35,160	$ -	$ 189,036

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Rescission Rights of Certain Stockholders

In connection with the Company’s initial public offering, the Company may have a contingent liability to certain stockholders who purchased shares of the Company’s common stock during the period in which the Company’s registration statement was not effective and during which time the Company may have been in violation of one or more securities laws.  The Company considered the possibility of affording the remedy of rescission to stockholders who purchased common shares during the period that the Company was required to file post-effective amendments to its registration statement.  Any such rescission would obligate the Company to reacquire the stockholders common shares at a price equal to the price originally paid for such shares with market interest, less the amount of any income received with respect to such shares.  If affected stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies.  If stockholders seek rescission and/or damages or we conduct a rescission offer, we may or may not have the resources to fund the repurchase of all of the securities tendered.  We determined not to offer rescission because the Advisor and the Company do not believe that any material number of affected investors would choose to rescind their common share purchases.  On July 16, 2013, the SEC declared the Company’s follow-on offering registration statement effective and the Company has recommenced offering of its common shares as of that date. The Company believes that the right of affected stockholders to request rescission has expired under the one-year federal statute of limitations.  The statute of limitations in several of the various states is longer than the federal statute of limitations.  Accordingly, affected shareholders of any such state may continue to possess a rescission right.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.  Pursuant to Section 10(a)(3) of the Securities Act, we are required to annually update our prospectus so that the financial statements and other information contained or incorporated by reference in the prospectus is not more than sixteen months old. In order to comply with Section 10(a)(3) of the Securities Act, we are required to file a post-effective amendment to our registration statement containing an updated prospectus prior to April 30th of each year. If the SEC has not declared such post-effective amendment effective by April 30th of each year, we are required to halt our public offering until such time as the SEC declares the post-effective amendment effective. We failed to file the post-effective amendment required to be filed by April 30, 2014 and continued to offer and sell our shares in our public offering during the period from May 1, 2014 to May 30, 2014, the date we suspended our public offering. During the period from May 1, 2014 to the suspension of our public offering on May 30, 2014, we sold 85,569 shares of our common stock, including 19,638 shares issued pursuant to our distribution reinvestment program. On June 5, 2014, we filed a post-effective amendment to our registration statement updating our prospectus pursuant to Section 10(a)(3) of the Securities Act, which registration statement was declared effective by the SEC on July 7, 2014.

As a result of our failure to timely update our registration statement as required by Section 10(a)(3) of the Securities Act, from May 1, 2014 to May 30, 2014, the offer and sale of securities in our continuous public offering may have failed to comply fully with Section 5 of the Securities Act, which may trigger a right of rescission under the Securities Act for investors that purchased shares of our common stock during this period.  Such stockholders may have the right to rescind their purchase of shares of our common stock and require us to reacquire their shares at a price equal to the price originally paid for such shares, plus interest, less the amount of any income (i.e., dividends) received by the investor on such shares. An investor who acquired shares of our common stock during such period who no longer owns the shares they acquired may have the right to collect damages from us in lieu of the rescission rights described above.  We determined not to offer rescission because the Advisor and the Company do not believe that any material number of affected investors would choose to rescind their common share purchases.  If stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies.  If stockholders seek rescission and/or damages or we elect to conduct a rescission offer, we may or may not have the resources to fund the repurchase of the securities.

No rescission requests have been received by the Company as of June 30, 2014.

Escrow Contingency Under Term Loan Reserve Agreement

The reserve agreement among Richardson Heights Properties, LLC and the term loan lender referred to in Note 6, requires that three specific new tenants must occupy their leased premises and be paying full base rent on or before December 15, 2014.  One of the specified tenants is currently occupying their leased premises and will be paying full base rent under their lease agreement effective October 1, 2014.  One of the specified lease tenants’ lease agreement commenced on August 5, 2014 and the tenant will

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

begin paying full base rent under their lease agreement effective November 5, 2014.  This tenant is not currently occupying their leased premises and there can be no assurance that the tenant will be occupying their leased premises on or before December 15, 2014.  In the event that this tenant is not occupying their leased premises on December 15, 2014, Richardson Heights Properties, LLC will be required to add $569,473 to the escrow reserve until such time as the conditions set forth in the reserve agreement are fulfilled.  One of the specified lease tenants’ lease agreement is expected to commence on October 16, 2014.  This tenant is expected to occupy their leased premises on or before December 15, 2014.  This tenant will not, however, be required to begin paying full base rent under their lease agreement until February 1, 2015.  Pursuant to the terms of the reserve agreement, Richardson Heights Properties, LLC will be required to add $1,008,377 to the escrow reserve until such time as the conditions set forth in the reserve agreement are fulfilled.  Funds held in the escrow reserve may be recovered on a quarterly basis subject to the terms and conditions set forth in the reserve agreement.

Property Acquisition

On July 1, 2014, the Company, through the Operating Partnership, entered into a purchase agreement with BRI 1841 Energy Plaza, LLC, to acquire a two office building complex containing approximately 180,119 square foot of office space located in San Antonio, Texas, for an aggregate purchase price of $17,650,000.  The property is commonly referred to as Energy Plaza I & II.

The acquisition of the Energy Plaza Property is subject to substantial conditions to closing, including (i) the assumption of existing indebtedness secured by the Energy Plaza Property of approximately $10.5 million; and (ii) the absence of a material adverse change to the Energy Plaza Property prior to the acquisition date.  There is no assurance that the Company will close the acquisition of the Energy Plaza Property on the terms described above or at all.

Note 13 –

Subsequent Events

In accordance with FASB Accounting Standards Codification Topic 855, Subsequent Events, the Company has evaluated subsequent events through August 14, 2014, which is the date these consolidated financial statements were issued. All subsequent events requiring recognition as of August 14, 2104, have been incorporated into these notes to consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

       Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Hartman Short Term Income Properties XX, Inc..

Forward-Looking Statements

         This Form 10-Q contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters, which are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

●

the fact we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm's length basis and the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

●	litigation risks;

●	lease-up risks;

●	inability to obtain new tenants upon the expiration of existing leases;

●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

●	changes to generally accepted accounting principles, or GAAP;

●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

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

We commenced our initial public offering of shares of our common stock on February 9, 2010, which we refer to as our initial offering.  In our initial offering, we offered up to 25,000,000 shares of our common stock to the public at $10.00 per share in the primary offering and up to 2,500,000 shares of our common stock pursuant to our distribution reinvestment plan (“DRIP”) at $9.50 per share.  Our initial public offering ended on April 25, 2013.  As of the termination of our initial public offering, we had accepted investors’ subscriptions for, and issued 4,455,678 shares of our common stock in the initial public offering, including 162,561 shares of our common stock pursuant to our DRIP, resulting in offering proceeds of $43,943,731.

On December 7, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $219,000,000 in shares of the Company’s common stock.  In the follow-on offering, the Company is offering up to $200,000,000 in shares of the Company’s common stock to the public and up to $19,000,000 in shares of the Company’s common stock pursuant to the distribution reinvestment plan.  The offering price for shares to be offered to the public in the follow-on offering will be determined by the Company’s board of directors.  The Company’s board of directors may change the price at which the Company offers shares to the public in the follow-on offering from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant.  On July 16, 2013, the SEC declared the Company’s follow-on offering registration statement effective and the Company recommenced offering of its common shares as of that date.  As a result of our failure to timely update our registration statement by April 30, 2014 as required by Section 10(a)(3) of the Securities Act, on May 30, 2014 we suspended our public offering. On June 5, 2014, we filed a post-effective amendment to our registration statement updating our prospectus pursuant to Section 10(a)(3) of the Securities Act, which registration statement was declared effective by the SEC on July 7, 2014. On July 7, 2014 we recommenced our public offering.

We intend to use substantially all of the net proceeds of our follow-on offering to purchase additional properties and other real estate-related investments. As of the date of this Form 10-Q, we have acquired 7 commercial real estate properties and disposed of 1 property.  The number of assets we acquire will depend upon the number of shares sold in our follow-on offering and the resulting amount of the net proceeds available for investment in properties.

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

For the three months ended June 30, 2014 and 2013, the Company incurred a net loss of $1,076,706 and $778,407, respectively. For the six months ended June 30, 2014 and 2014, the Company incurred a net loss of $1,819,037 and $1,239,740, respectively.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

The following discussion and analysis should be read in conjunction with the accompanying interim consolidated financial information.

Critical Accounting Policies and Estimates

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three months ended June 30, 2014.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS

      As of June 30, 2014 we owned 6 commercial properties located in Richardson, Arlington, Dallas and Houston, Texas comprising approximately 1,103,647 square feet plus 3 pad sites.  As of June 30, 2013 we owned 4 commercial properties located in Richardson, Arlington and Houston, Texas comprising approximately 605,244 square feet plus 3 pad sites.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended June 30, 2014 and 2013, we had total rental revenues and tenant reimbursements and other revenues of $2,794,721 and $1,739,444, respectively. For the six months ended June 30, 2014 and 2013, we had total rental revenues and tenant reimbursements and other revenues of $4,848,300 and $3,271,625, respectively.  The increase in revenues of approximately $1,576,000 is attributable to (i) approximately $672,000 of the revenue increase for Richardson Heights, Bent Tree Green and Parkway; (ii) approximately $756,000 of the revenue increase is due to our 111 days of ownership of the Gulf Plaza Property which was acquired in the first quarter of 2014; and (iii) approximately $148,000 of the revenue increase is due to increase due to our 18 days of ownership of Mitchelldale Business Park which was acquired in the second quarter of 2014.

Property operating expenses – Property operating expenses consists of contract services, repairs and maintenance, utilities and property management fees.  For the three months ended June 30, 2014 and 2013, we had total property operating expenses of $600,908 and $514,144, respectively.  For the six months ended June 30, 2014 and 2013, we had total property operating expenses of $1,153,573 and $842,279, respectively.  Property operating expenses include property management fees paid to our Property Manager of $194,442 and $128,353 for the six months ended June 30, 2014 and 2013, respectively.  The increase in property operating expenses is attributable to the fact that we owned and operated 5 properties for all of the second quarter of 2014 plus a 6th property for a portion of the month of June 2014 versus 3 properties owned and operated for all of the second quarter of 2013 plus a 4th property acquired in March 2013.  Our fifth and sixth property acquisitions occurred on March 11, 2014 and June 13, 2014, respectively.

Asset management and acquisition fees – Asset management and acquisition fees are fees payable to our Advisor in connection with the management of the Company and the acquisition of our properties.  For the three months ended June 30, 2014 and 2013 we paid the Advisor $129,469 and $96,122 respectively for asset management fees.  For the six months ended June 30, 2014 and 2013 we paid the Advisor $231,497 and $177,416, respectively for asset management fees.  The increase in asset management fees is a result of the increase in the value of assets under management as a result of property acquisitions.  Acquisition fees paid the Advisor were $479,375 and $0 for the three months ended June 30, 2014 and 2013, respectively and $828,125 and $156,870 for the six months ended June 30, 2014 and 2013, respectively.  In connection with the disposition of the Harwin property to Hartman XIX in March 2013, Advisor refunded the acquisition fee of $80,380 previously paid in connection with that acquisition.

Organizational and offering costs - The Company incurs certain expenses in connection with its organization and registration to sell common shares.  These costs principally relate to professional and filing fees. For the three months ended June 30, 2014 and 2013 organization and offering costs were $156,111 and $60,176, respectively.  For the six months ended June 30, 2014 and 2013 organization and offering costs were $216,869 and $93,555, respectively.

General and administrative expense - General and administrative expenses were $178,690 and $280,130 for the three months ended June 30, 2014 and 2013, respectively, and $300,105 and $507,941 for the six months ended June 30, 2014 and 2013, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, independent director compensation and other share based compensation.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Fees to affiliates – In addition to asset management and acquisition fees paid to Advisor and property management fees paid to the Property Manager, we pay leasing commissions and construction management fees to the Property Manager.  For the three months ended June 30, 2014 and 2013, respectively, we paid our Property Manager $348,319 and $114,307 for leasing commissions and $59,647 and $91,948 for construction management fees.  For the six months ended June 30, 2014 and 2013, respectively, we paid our Property Manager $633,481 and $150,597 for leasing commissions and $87,057 and $193,634 for construction management fees.  Lease commissions and construction management fees are included in deferred loan and lease commission costs and real estate assets, respectively, in the consolidated balance sheets.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$ (1,076,706)	$ (778,407)	$ (1,819,037)	$ (1,239,740)
Depreciation and amortization of real estate assets	1,485,899	983,790	2,596,486	1,780,115
Income from discontinued operations	-	(35,160)	-	(189,036)
Funds from operations (FFO)	409,193	170,223	777,449	351,339
Acquisition related expenses	479,375	34,500	828,125	191,370
Modified funds from operations (MFFO)	$ 888,568	$ 204,723	$ 1,605,574	$ 542,709

Distributions

The following table summarizes the quarterly distributions we paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the period from January 2013 through June 2014:

Period	Cash (1)	DRIP (1) (2)	Total	Net Cash Provided by (used in) Operating Activities
First Quarter 2013	$ 316,478	$ 311,276	$ 627,754	$ (204,928)
Second Quarter 2013	372,901	387,650	760,551	592,968
Third Quarter 2013	441,870	412,250	854,120	(103,725)
Fourth Quarter 2013	550,371	482,695	1,033,066	916,336
Total	$ 1,681,620	$ 1,593,871	$ 3,275,491	$ 1,200,651

First Quarter 2014	$ 568,290	$ 535,309	$ 1,103,599	$ 435,759
Second Quarter 2014	614,018	577,135	1,191,153	588,753

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the three and six months ended June 30, 2014, we paid aggregate distributions of $1,191,153 and $2,294,752, respectively.  During the same periods, cash provided by operating activities was $588,753 and $1,024,512, respectively.  Of the $1,191,153 and $2,294,752 we paid to our stockholders for the three and six months ended June 30, 2014, 49% and 45%, respectively, was attributable to cash provided by operating activities.

Liquidity and Capital Resources

As of June 30, 2014, the Company had issued 6,449,878 shares of the Company’s common stock in its ongoing public offering, resulting in gross proceeds to the Company of $62,998,216.

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

There may be a delay between the sale of our shares and the purchase of properties or other investments, which could result in a delay in our ability to make distributions to our stockholders. Some or all of our distributions will be paid from other sources, such as from the proceeds of this offering, cash advances to us by our advisor, cash resulting from a waiver of asset management fees and borrowings secured by our assets in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fund fully the payment of distributions. We expect to have limited cash flow from operations available for distribution until we make substantial investments. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

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

Cash Flows from Operating Activities

As of June 30, 2014 we owned 6 commercial real estate properties.  During the six months ended June 30, 2014, net cash provided by operating activities was $1,024,512 versus $388,040 provided by operating activities for the six months ended June 30, 2013.  The increase in cash flow from operating activities is attributable to the fact that we owned and operated 5 commercial real estate properties during the six months ended June 30, 2014 and acquired our sixth property on June 13, 2014.  For the six months ended June 30, 2013, we owned and operated 3 commercial real estate properties and acquired our fourth property on March 15, 2013.  We expect cash flows from operating activities to increase in future periods as a result of anticipated future acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the six months ended June 30, 2014, net cash used in investing activities was $41,399,871 versus $9,128,341 for the six months ended June 30, 2013 and consisted primarily of $13,950,000 and $19,175,000 net cash used to acquire the Gulf Plaza and Mitchelldale properties on March 11, 2014 and June 13, 2014, respectively; $1,174,871 cash used to fund building and tenant improvements; and $7,100,000 of loan proceeds and cash used to fund escrow accounts required under term loan agreements.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders.  Net cash provided by financing activities for the six months ended June 30, 2014 and 2013, respectively, were and $49,713,570 versus $8,786,972 and consisted primarily of the following:

•

$4,382,455 and $8,230,912, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $344,870 and $450,103, respectively;

•

$129,564 and $204,500, respectively of cash used to redeem common stock pursuant to our share redemption plan;

•

$1,182,308 and $689,379, respectively of net cash distributions;

•

$48,942,987 cash provided and $61 cash used, respectively of net term loan proceeds and insurance premium financing; and

•

$2,300,000 cash used versus $1,450,000 net cash provided under our Revolving Credit Facility.

Contractual Obligations

Our board of directors has approved our entering into the Advisory Agreement, the Property Management Agreement and the Dealer Management Agreement.

Off-Balance Sheet Arrangements

       As of June 30, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 13d-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s quarter ended June 30, 2014, in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.  Pursuant to Section 10(a)(3) of the Securities Act, we are required to annually update our prospectus so that the financial statements and other information contained or incorporated by reference in the prospectus is not more than sixteen months old. In order to comply with Section 10(a)(3) of the Securities Act, we are required to file a post-effective amendment to our registration statement containing an updated prospectus prior to April 30th of each year. If the SEC has not declared such post-effective amendment effective by April 30th of each year, we are required to halt our public offering until such time as the SEC declares the post-effective amendment effective. We failed to file the post-effective amendment required to be filed by April 30, 2014 and continued to offer and sell our shares in our public offering during the period from May 1, 2014 to May 30, 2014, the date we suspended our public offering. During the period from May 1, 2014 to the suspension of our public offering on May 30, 2014, we sold 85,569 shares of our common stock, including 19,638 shares issued pursuant to our distribution reinvestment program. On

June 5, 2014, we filed a post-effective amendment to our registration statement updating our prospectus pursuant to Section 10(a)(3) of the Securities Act, which registration statement was declared effective by the SEC on July 7, 2014.

As a result of our failure to timely update our registration statement as required by Section 10(a)(3) of the Securities Act, from May 1, 2014 to May 30, 2014, the offer and sale of securities in our continuous public offering may have failed to comply fully with Section 5 of the Securities Act, which may trigger a right of rescission under the Securities Act for investors that purchased shares of our common stock during this period.  Such stockholders may have the right to rescind their purchase of shares of our common stock and require us to reacquire their shares at a price equal to the price originally paid for such shares, plus interest, less the amount of any income (i.e., dividends) received by the investor on such shares. An investor who acquired shares of our common stock during such period who no longer owns the shares they acquired may have the right to collect damages from us in lieu of the rescission rights described above.  If stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies.  If stockholders seek rescission and/or damages or we elect to conduct a rescission offer, we may or may not have the resources to fund the repurchase of the securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933.

During the three months ended June 30, 2014, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximately Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2014	1,054	-	NA	(3)
May 2014	12,637	-	NA	(3)
June 2014	1,544	13,691	$9.57	(3)
	15,235	13,691

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

On February 9, 2010, our Registration Statement on Form S-11 (File No. 333-154750), registering a public offering of up to $273,750,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering.  In our initial public offering we offered up to 25,000,000 shares of our common stock to the public at $10.00 per share with discounts available to certain categories of purchasers and up to 2,500,000 common shares for sale pursuant to our distribution reinvestment plan at a price of $9.50 per share.  We issued a total of 4,455,678 shares of our common stock in our initial public offering, including 162,561 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $43,943,731.  On July 16, 2013, our Registration Statement on Form S-11 (File No. 333-185336), registering our follow-on public offering of up to $219,000,000 in shares of our common stock, was declared effective by the SEC.  In our follow-on offering, we are offering up to 20,000,000 shares of our common stock to the public at $10.00 per share and up to 2,000,000 common shares pursuant to our distribution reinvestment plan at $9.50 per share.

As of June 30, 2014, we had accepted subscriptions for and issued 6,895,494 shares of our common stock in our initial and follow-on offerings, including 401,742 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $62,998,216.  Total shares issued and outstanding as of June 30, 2014 include 24,875 shares of our common stock issued as non-employee compensation to members of our board of directors and certain executives of our Property Manager.

As of June 30, 2014, we incurred selling commissions and other organization and offering costs in our initial and follow-on offerings in the amounts set forth in the table below.  The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 3,948,956	Actual
Other organization and offering expenses	1,233,341	Actual
Total expenses	$ 5,182,297

As of June 30, 2014, we had used all of the net offering proceeds of our initial and follow-on offerings to acquire the Richardson Heights, Cooper Street, Bent Tree Green, Parkway Plaza, Gulf Plaza and Mitchelldale properties.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits.

Exhibit	Description
10.1

First Amendment to Agreement of Sale and Purchase, dated as of April 10, 2014, by and between AFS NW Business Park, L.P. and Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2014.)

10.2

Loan Modification Agreement, dated June 13, 2014, by and among Texas Capital Bank, NA and Hartman Richardson Heights Properties, LLC, Hartman Cooper Street Plaza, LLC, Hartman Bent Tree Green LLC, Hartman Parkway LLC and Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2014.)

10.3

Loan Agreement by and between Hartman Mitchelldale Business Park, LLC and Security Life of Denver Insurance Company, dated as of June 13, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 19, 2014.)

10.4

Promissory Note, dated as of June 13, 2014, by Hartman Mitchelldale Business Park, LLC, in favor of Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 19, 2014.)

10.5

Real Property Management Agreement, dated as of June 13, 2014, by and among Hartman Mitchelldale Business Park, LLC and Hartman Income REIT Management, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 19, 2014.)

10.6

Assignment, Consent and Subordination Regarding Management Agreement dated June 30, 2014 in favor of Security Life of Denver Insurance Company – Mitchelldale (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 19, 2014.)

10.7

Assignment of Rents and Leases, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Mitchelldale (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 19, 2014.)

10.8

Limited Guaranty, dated as of June 13, 2013 in favor of Security Life of Denver Insurance Company – Mitchelldale (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on June 19, 2014.)

10.9

Affiliate Guaranty, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Mitchelldale (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on June 19, 2014.)

10.10

Loan Agreement by and between Hartman Richardson Heights Properties, LLC and Security Life of Denver Insurance Company, dated as of June 13, 2014 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 19, 2014.)

10.11

Promissory Note, dated as of June 13, 2014, by Hartman Richardson Heights Properties, LLC, in favor of Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on June 19, 2014.)

10.12

Assignment of Rents and Leases, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Richardson Heights (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on June 19, 2014.)

10.13

Assignment of Rents and Leases (2nd Assignment), dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Richardson Heights (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on June 19, 2014.)

10.14

Assignment, Consent and Subordination Regarding Management Agreement, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Richardson Heights (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on June 19, 2014.)

10.15

Limited Guaranty, dated as of June 13, 2013 in favor of Security Life of Denver Insurance Company – Richardson Heights (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 19, 2014.)

10.16

Affiliate Guaranty, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Richardson Heights (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 19, 2014.)

10.17

Loan Agreement by and between Hartman Cooper Street Plaza, LLC and Security Life of Denver Insurance Company, dated as of June 13, 2014 (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on June 19, 2014.)

10.18

Promissory Note, dated as of June 13, 2014, by Hartman Cooper Street Plaza, LLC, in favor of Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on June 19, 2014.)

10.19

Assignment of Rents and Leases, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Cooper Street (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on June 19, 2014.)

10.20

Assignment of Rents and Leases (2nd Assignment), dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Cooper Street (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed on June 19, 2014.)

10.21

Assignment, Consent and Subordination Regarding Management Agreement, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Cooper Street (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on June 19, 2014.)

10.22

Limited Guaranty, dated as of June 13, 2013 in favor of Security Life of Denver Insurance Company – Cooper Street (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed on June 19, 2014.)

10.23

Affiliate Guaranty, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Cooper Street (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed on June 19, 2014.)

10.24

Loan Agreement by and between Hartman Bent Tree Green, LLC and Security Life of Denver Insurance Company, dated as of June 13, 2014 (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed on June 19, 2014.)

10.25

Promissory Note, dated as of June 13, 2014, by Hartman Bent Tree Green, LLC, in favor of Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed on June 19, 2014.)

10.26

Assignment of Rents and Leases, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Bent Tree Green (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed on June 19, 2014.)

10.27

Assignment of Rents and Leases (2nd Assignment), dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Bent Tree Green (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed on June 19, 2014.)

10.28

Assignment, Consent and Subordination Regarding Management Agreement, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Bent Tree Green (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed on June 19, 2014.)

10.29

Limited Guaranty, dated as of June 13, 2013 in favor of Security Life of Denver Insurance Company – Bent Tree Green (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed on June 19, 2014.)

10.30

Affiliate Guaranty, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Bent Tree Green (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed on June 19, 2014.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

Date: August 14, 2014

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: August 14, 2014

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)