Form 10-Q
period 2014-11-14
Hartman Short Term Income Properties XX, Inc.
filed 2014-11-14
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

☒Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014 there were 7,607,196 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)

Real estate assets, at cost	$ 91,991,529	$ 56,992,904
Accumulated depreciation and amortization	(10,909,141)	(6,278,801)
Real estate assets, net	81,082,388	50,714,103

Cash and cash equivalents	12,062,366	143,038
Restricted cash	7,100,000	-
Accrued rent and accounts receivable, net	1,206,124	518,877
Deferred loan and leasing commission costs, net	2,493,088	995,528
Goodwill	249,686	249,686
Prepaid expenses and other assets	1,009,530	379,804
Due from related parties	93,218	-
Total assets	$ 105,296,400	$ 53,001,036

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$ 49,569,624	$ 2,300,000
Accounts payable and accrued expenses	3,937,806	2,545,833
Due to related parties	-	67,651
Tenants' security deposits	564,279	319,258
Total liabilities	54,071,709	5,232,742

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1	1
Common stock, $0.001 par value, 750,000,000 authorized, 7,373,416 shares and 6,311,691 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	7,374	6,312
Additional paid-in capital	68,722,697	58,844,825
Accumulated distributions and net loss	(17,505,381)	(11,082,844)
Total stockholders' equity	51,224,691	47,768,294
Total liabilities and total stockholders' equity	$ 105,296,400	$ 53,001,036

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental revenues	$ 2,844,926	$ 1,552,676	$ 7,025,809	$ 4,408,093
Tenant reimbursements and other revenues	824,223	563,508	1,491,640	979,716
Total revenues	3,669,149	2,116,184	8,517,449	5,387,809

Expenses
Property operating expenses	947,204	537,110	2,100,777	1,382,579
Asset management and acquisition fees	158,231	96,122	1,217,853	430,408
Organization and offering costs	148,163	210,705	365,032	445,871
Real estate taxes and insurance	593,691	286,867	1,439,048	949,760
Depreciation and amortization	2,033,854	1,057,832	4,630,340	2,837,947
General and administrative	214,420	130,550	514,525	493,692
Interest expense	598,260	192,787	1,093,585	661,741
Total expenses	4,693,823	2,511,973	11,361,160	7,201,998
Loss from continuing operations	(1,024,674)	(395,789)	(2,843,711)	(1,814,189)
Income from discontinued operations	-	-	-	189,036
Net loss	$ (1,024,674)	$ (395,789)	$ (2,843,711)	$ (1,625,153)
Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	$ (0.14)	$ (0.07)	$ (0.41)	$ (0.40)
Income from discontinued operations	-	-	-	0.04
Net loss attributable to common stockholders	$ (0.14)	$ (0.07)	$ (0.41)	$ (0.36)
Weighted average number of common shares outstanding, basic and diluted	7,124,242	5,342,710	6,868,701	4,549,526

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock			Accumulated
					Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Total
Balance, December 31, 2013	1,000	$1	6,311,691	$6,312	$58,844,825	($11,082,844)	$47,768,294
Issuance of common shares (cash investment), net of redemptions	-	-	872,881	873	8,596,971	-	8,597,844
Issuance of common shares (non-cash)	-	-	188,844	189	1,797,548	-	1,797,737
Selling commissions	-	-	-	-	(516,647)	-	(516,647)
Dividends and distributions (cash)	-	-	-	-	-	(1,835,384)	(1,835,384)
Dividends and distributions (stock)	-	-	-	-	-	(1,743,442)	(1,743,442)
Net loss	-	-	-	-	-	(2,843,711)	(2,843,711)
Balance, September 30, 2014	1,000	$1	7,373,416	$7,374	$68,722,697	($17,505,381)	$51,224,691

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$ (2,843,711)	$ (1,625,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	65,000	72,500
Depreciation and amortization	4,630,340	2,837,947
Deferred loan and leasing commission costs amortization	338,296	111,870
Bad debt (recovery) provision	(44,130)	97,374
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(643,117)	(321,830)
Deferred leasing commissions	(859,265)	(177,080)
Prepaid expenses and other assets	(129,726)	(345,798)
Accounts payable and accrued expenses	1,063,720	152,578
Due to related parties	(160,869)	(542,741)
Tenants' security deposits	245,021	24,648
Net cash provided by operating activities	1,661,559	284,315
Cash flows from investing activities:
Acquisition deposits	(500,000)	350,000
Increase in restricted cash	(7,100,000)	-
Additions to real estate	(34,734,917)	(14,185,804)
Disposition of Haute Harwin property	-	3,253,671
Net cash used in investing activities	(42,334,917)	(10,582,133)
Cash flows from financing activities:
Distributions to common stockholders	(1,814,583)	(1,131,249)
Payment of selling commissions	(516,647)	(576,783)
Borrowings net of repayment under insurance premium finance note	33,039	22,397
Payment of deferred loan costs	(976,591)	(48,152)
Borrowings under term loan notes	49,725,000	-
Repayments under term loan notes	(155,376)	-
Borrowings under revolving credit facility	22,644,050	7,487,821
Repayment of revolving credit advances	(24,944,050)	(15,387,821)
Proceeds from issuance of common stock, net of redemptions	8,597,844	20,667,469
Net cash provided by financing activities	52,592,686	11,033,682
Net change in cash and cash equivalents	11,919,328	735,864
Cash and cash equivalents at the beginning of period	143,038	61,894
Cash and cash equivalents at the end of period	$ 12,062,366	$ 797,758

Supplemental cash flow information:
Cash paid for interest	931,089	586,571

Supplemental disclosures of non-cash investing and financing activities:
Increase in stock distribution payable	25,705	42,688
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	1,717,737	1,111,176

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        As used herein, the terms “we,” “our,” “us,” and “the Company” refers to Hartman Short Term Income Properties XX, Inc. and our consolidated subsidiaries, except where the context requires otherwise.

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

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred shares to its advisor, Hartman Advisors LLC at a price of $10.00 per share.  Hartman Advisors LLC (the “Advisor”) is the Company’s advisor. The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc. (the “Property Manager”). The Property Manager is a wholly owned subsidiary of Hartman Income REIT, Inc. of which approximately 20% is beneficially owned by Allen R. Hartman, the Company’s Chief Executive Officer and Chairman of the Board of Directors.

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

As of September 30, 2014, we had issued and outstanding 7,373,416 shares of our common stock in our initial and follow-on offerings, including 465,487 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $66,998,299.  Total shares issued and outstanding as of September 30, 2014 include 30,875 shares of our common stock issued as non-employee compensation to members of our board of directors and certain executives of our Property Manager.

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

       As of September 30, 2014 we owned 6 commercial properties comprising approximately 1,103,647 square feet plus 3 pad sites.  We own 4 properties located in Richardson, Arlington, and Dallas, Texas and 2 properties in Houston, Texas.  As of September 30, 2013 we owned 4 commercial properties comprising approximately 605,244 square feet plus 3 pad sites, located in Richardson, Arlington and Dallas, Texas.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2013 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of September 30, 2014 have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2014, and the results of consolidated operations for the three and nine months ended September 30, 2014 and 2013, the consolidated statements of stockholders’ equity for the nine months ended September 30, 2014 and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013.  The results of the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

        These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Hartman Richardson Heights Properties, LLC; Hartman Cooper Street Plaza, LLC; and Hartman Bent Tree Green, LLC for the nine months ended September 30, 2014 and 2013, respectively; Hartman Parkway LLC for the nine months ended September 30, 2014 and for the period from March 15, 2013, the date this subsidiary acquired the Parkway Property, to September 30, 2013; Hartman Gulf Plaza LLC for the period from March 11, 2014, the date this subsidiary acquired the Gulf Plaza Property, to September 30, 2014; Hartman Mitchelldale Business Park, LLC for the period from June 13, 2014, the date this subsidiary acquired the Mitchelldale Property, to September 30, 2014; and Hartman Haute Harwin, LLC for the period from January 1, 2013 to March 28, 2013, the date this subsidiary’s property was sold to an affiliate.  All significant intercompany balances and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net loss, total assets, total liabilities or stockholders’ equity.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents at September 30, 2014 and December 31, 2013 consisted of demand deposits at commercial banks.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Cash

Restricted cash represents cash for which the use of funds is restricted by certain loan documents.  As of September 30, 2014 and December 31, 2013, the Company had a restricted cash balance of $7,100,000 and $0, respectively, which represent amounts set aside as impounds to be disbursed to the Company (i) upon its achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property, and (ii) the completion of certain agreed upon capital repairs at the Cooper Street Property and the Mitchelldale Property.  Restricted cash includes $6,500,000 of loan proceeds and $600,000 in cash, which have been deposited in an escrow account with a loan servicer.

Financial Instruments

       The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, accounts payable and accrued expenses and due from (to) related parties.  The Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable approximates fair value.

Revenue Recognition

Our leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Accrued rents are included in accrued rent and accounts receivable, net.  In accordance with Accounting Standards Codification (“ASC”) 605-10-S99, Revenue Recognition, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursement and other revenues in the period the related costs are incurred.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2014.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rent and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.

Deferred Loan and Leasing Commission Costs

       Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Leasing commissions are amortized using the straight-line method over the term of the related lease agreements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

       GAAP requires the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. No goodwill impairment has been recognized in the accompanying consolidated financial statements.

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the Company. These costs principally relate to professional and filing fees. For the three months ended September 30, 2014 and 2013, such costs totaled $148,163 and $210,705, respectively.  For the nine months ended September 30, 2014 and 2013, such costs totaled $365,032 and $445,871, respectively.

Organization and offering costs will be reimbursed by the Advisor to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of September 30, 2014, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering proceeds is cumulatively $525,694 for the Company’s initial and follow-on offerings.  No demand has been made of the Advisor for reimbursement as of September 30, 2014 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in capital.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $9,215 and $275 for the three months ended September 30, 2014 and 2013, and $23,320 and $3,891 for the nine months ended September 30, 2014 and 2013, respectively.

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

For the three months ended September 30, 2014 and 2013, the Company incurred a net loss of $1,024,674 and $395,789, respectively.  For the nine months ended September 30, 2014 and 2013, the Company incurred a net loss of $2,843,711 and $1,625,153.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of September 30, 2014 and 2013, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2014 and 2013 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Real Estate

   Real estate assets consisted of the following:

	September 30, 2014	December 31, 2013
Land	$ 21,097,500	$ 12,816,250
Buildings and improvements	51,115,435	33,420,171
In-place lease value intangible	19,778,594	10,756,483
	91,991,529	56,992,904
Less accumulated depreciation and amortization	(10,909,141)	(6,278,801)
Total real estate assets	$ 81,082,388	$ 50,714,103

       Depreciation expense for the three months ended September 30, 2014 and 2013 was $728,453 and $383,916, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $1,593,376 and $947,831, respectively.  Amortization expense of in-place lease value intangible was $1,305,401 and $673,916 for the three months ended September 30, 2014 and 2013, respectively.  Amortization expense of in-place lease value intangible was $3,036,964 and $1,890,116 for the nine months ended September 30, 2014 and 2013, respectively.

       Acquisition fees paid to Advisor were $0 and $0 for the three months ended September 30, 2014 and 2013, respectively.  Acquisition fees paid to Advisor were $828,125 and $156,870 for the nine months ended September 30, 2014 and 2013, respectively.  Asset management fees paid to Advisor were $158,231 and $96,122 for the three months ended September 30, 2014 and 2013, respectively.  Asset management fees paid to Advisor were $389,728 and $273,538 for the nine months ended September 30, 2014 and 2013, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, respectively.

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

On June 13, 2014, the Operating Partnership acquired an office/industrial business park comprising approximately 377,752 square feet located in Houston, Texas, commonly known as Mitchelldale Business Park (the “Mitchelldale Property”) through Hartman Mitchelldale Business Park, LLC (“Mitchelldale LLC”), a wholly owned indirect subsidiary of the Operating Partnership.  The Mitchelldale Property was acquired for $19,175,000, exclusive of closing costs, from an unrelated party.  The Mitchelldale Property was approximately 89% occupied at the acquisition date.  An acquisition fee of $479,375 was earned by the Advisor in connection with the purchase of the Mitchelldale Property.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	September 30, 2014	December 31, 2013
In-place lease value intangible	$ 19,778,594	$ 10,756,483
In-place leases – accumulated amortization	(7,290,197)	(4,253,233)
Acquired lease intangible assets, net	$ 12,488,397	$ 6,503,250

The Company’s wholly owned subsidiary, Hartman Richardson Heights Properties, LLC (“HRHP LLC”), and the City of Richardson, Texas are parties to an economic development incentive agreement.  Under the terms of the agreement, the City of Richardson will pay annual grants to HRHP LLC in equal installments over a five year period of up to $1.5 million and sales tax grants to be paid annually over the first 10 years of the tenant lease.  The Company has received installments of $300,000 in each of the three months ended September 30, 2014 and 2013, respectively, which are included in tenant reimbursements and other revenues on the consolidated statements of operations.

Payments received by the Company in the form of annual grants and annual sales tax grants are subject to refund or adjustment during the term of the economic development incentive agreement.  In general the incentive agreement provides that the Company must continue to be in good standing with respect to the terms and conditions of the agreement and that the Alamo Draft House lessee must continue as a tenant of the Richardson Heights Property during the term of its lease agreement.  As of September 30, 2014, no uncured breach or default exists under the terms of the incentive agreement and the Company has no liability or other obligation to repay any grants received under the agreement.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	September 30, 2014	December 31, 2013
Tenant receivables	$ 455,119	$ 312,218
Accrued rent	967,760	467,544
Allowance for uncollectible accounts	(216,755)	(260,885)
Accrued rents and accounts receivable, net	$ 1,206,124	$ 518,877

As of September 30, 2014 and December 31, 2013, we had an allowance for uncollectible accounts of $216,755 and $260,885, respectively.  For the three months ended September 30, 2014 and 2013, we recorded bad debt expense in the amount of $9,592 and $34,013, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  For the nine months ended September 30, 2014 and 2013, we recorded bad debt (recovery) expense of ($44,130) and $97,374, respectively.  Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Loan and Leasing Commission Costs, net

Costs which have been deferred consist of the following:

	September 30, 2014	December 31, 2013
Deferred loan and leasing commission costs	$ 3,220,413	$ 1,384,557
Less: accumulated amortization	(727,325)	(389,029)
Total cost, net of accumulated amortization	$ 2,493,088	$ 995,528

Note 6 — Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “Credit Facility”) with a bank.  The borrowing base of the Credit Facility may be adjusted from time to time subject to the lenders underwriting with respect to real property collateral.    The Credit Facility was secured by the Richardson Heights Property; the Cooper Street Property; the Bent Tree Green Property and the Parkway Property.  On June 13, 2014, the Company entered into a modification agreement pursuant to which the Richardson Heights Property, the Cooper Street Property, and the Bent Tree Green Property were released as collateral for the Credit Facility.  On July 2, 2014, the Company entered into a further modification agreement of the Credit Facility to add the Gulf Plaza Property as collateral and the borrowing base of the Credit Facility, as further modified, was increased to $7.0 million.  The Credit Facility note bears interest at greater of 4.5% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 4.5% per annum as of September 30, 2014.  The loan matures on May 9, 2015.

The outstanding balance under the Credit Facility was $0 and $2.3 million as of September 30, 2014 and December 31, 2013, respectively.  As of September 30, 2014 the amount available to be borrowed is $7.0 million.  As of September 30, 2014, we were in compliance with all loan covenants.

On June 13, 2014, the Company, through the Operating Partnership, entered into four term loan agreements with an insurance company, each loan being secured by a collateral property.  The following is a summary of the mortgage notes payable as of September 30, 2014:

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property Name	Payment Type	Maturity Date	Interest Rate	Principal Balance
Richardson Heights Property	Principal and interest	July 1, 2041	4.61%	$ 20,136,882
Cooper Street Property	Principal and interest	July 1, 2041	4.61%	8,373,752
Bent Tree Green Property	Principal and interest	July 1, 2041	4.61%	8,373,752
Mitchelldale Property	Principal and interest	July 1, 2041	4.61%	12,685,238
				$ 49,569,624

Monthly payments of principal and interest are due and payable on the first day of each month beginning August 1, 2014 until July 1, 2041 based on a 27 year loan amortization.  Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024; July 1, 2029; July 1, 2034; or July 1, 2039.  Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements.  As of September 30, 2014, we were in compliance with all loan covenants.  Each of the loan agreements are secured by a deed of trust; assignment of licenses, permits and contracts; assignment and subordination of the management agreements; and assignment of rents.  The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans.

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

       Under the terms of the reserve agreement, the Company may draw upon the escrow reserve funds until December 31, 2016.  Thereafter, the lender shall have the right to draw any remaining escrow reserve funds and apply such funds to one or more of the loans as the lender may determine in its sole discretion.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss attributable to common stockholders	$ (1,024,674)	$ (395,789)	$ (2,843,711)	$ (1,625,153)
Denominator:
Basic and diluted weighted average common shares outstanding	7,124,242	5,342,710	6,868,701	4,549,526

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$ (0.14)	$ (0.07)	$ (0.41)	$ (0.36)

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

Note 9 — Related Party Transactions

Hartman Advisors LLC is a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Advisor is a variable interest entity which consolidates for financial reporting purposes with Hartman Income REIT, Inc. and Subsidiaries, of which approximately 20% is beneficially owned by Allen R. Hartman, our Chief Executive Officer and Chairman of the Board of Directors.

For the three months ended September 30, 2014 and 2013 we paid the Advisor $158,231 and $96,122 respectively for asset management fees.  For the nine months ended September 30, 2014 and 2013 we paid the Advisor $389,728 and $273,538, respectively for asset management fees.  Acquisition fees paid to Advisor were $0 and $0 for the three months ended September 30, 2014 and 2013, respectively and $828,125 and $156,870 for the nine months ended September 30, 2014 and 2013, respectively.  In connection with the disposition of the Harwin property to Hartman XIX in March 2013, Advisor refunded the acquisition fee of $80,380 previously paid in connection with that acquisition.

Property operating expenses include property management fees paid to our Property Manager of $158,429 and $68,883 for the three months ended September 30, 2014 and 2013, respectively, and $352,871 and $197,236 for the nine months ended September 30, 2014 and 2013, respectively.  For the three months ended September 30, 2014 and 2013, respectively, we paid our Property Manager $225,784 and $26,483 for leasing commissions and $40,390 and $23,306 for construction management fees.  For the nine months ended September 30, 2014 and 2013, respectively, we paid our Property Manager $859,265 and $177,080 for leasing commissions and $127,447 and $130,786 for construction management fees.  Lease commissions and construction management fees are included in deferred loan and lease commission costs and real estate assets, respectively, in the consolidated balance sheets.

       As of September 30, 2014 and December 31, 2013, respectively, the Company had a net balance due from the Property Manager and the Advisor of $61,963 and $90,417.

The Company had a net balance due from (to) an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $31,255 and ($158,068) as of September 30, 2014 and December 31, 2013, respectively.  The balance due to Hartman XIX represents undistributed funds from operations due to Hartman XIX with respect to its former ownership interest in the Richardson Heights Property joint venture and a retail shopping center commonly known as Haute Harwin (the “Harwin Property”) which was sold to Hartman XIX.

Effective March 28, 2013 the Company disposed of the Harwin Property for $3.4 million.

On March 11, 2014, we acquired a fee simple interest in an office building located in the Energy Corridor of Houston, Texas, commonly known as Gulf Plaza.  The property was acquired from fourteen tenant-in-common investors, including Hartman Gulf Plaza Acquisitions, LP which owned 1% of Gulf Plaza.  Acquisitions is an

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

affiliate of Hartman Income REIT Management, Inc., our Property Manager, which indirectly owns approximately 15% of Acquisitions.  Approximately 10% of Acquisitions is owned by Allen Hartman, our President and CEO, or his affiliates.  Advisor earned an acquisition fee of $348,750 in connection with the Gulf Plaza Property acquisition.

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

       Under our articles of incorporation, we have authority to issue 750,000,000 common shares, $0.001 par value per share, and 200,000,000 preferred shares, $0.001 par value per share.

       As of September 30, 2014, the Company has accepted investors’ subscriptions for and issued 6,858,054 shares of the Company’s common stock in its initial and follow-on public offerings, resulting in gross proceeds to the Company of $66,998,299.  As of the termination of our initial public offering, we had accepted investors’ subscriptions for, and issued 4,455,678 shares of our common stock in the initial public offering, including 162,561 shares of our common stock pursuant to our DRIP, resulting in offering proceeds of $43,943,731.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of September 30, 2014 and December 31, 2013, respectively, we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

Common Stock Issuable Upon Conversion of Convertible Preferred Stock.  The convertible preferred stock will convert to shares of common stock if (1) the Company has made total distributions on then outstanding shares of the Company’s common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) the Company lists its common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of our common stock plus the aggregate market value of our common  stock  (based on the  30-day  average  closing   price) meets  the  same  6%  performance  threshold,  or  (3)  the Company’s advisory agreement with Hartman Advisors, LLC expires without renewal or is terminated (other than because of a material breach by Advisor), and at the time of such expiration or termination the Company is deemed to have met the foregoing 6% performance threshold based on the Company’s enterprise value and prior distributions and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later, or not at all.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three and nine months ended September 30, 2014 and 2013, respectively, the Company granted 1,500 and 1,500 shares and 4,500 and 5,250 shares of restricted common stock to independent directors as compensation for services.  We recognized $15,000 and $15,000; and $45,000 and $52,500 as stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013, respectively, based upon the estimated fair value per share.  The Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock issued to each of two executives of the Property Manager. We recognized stock-based compensation expense of $20,000 and $20,000 with respect to these awards based on the amount offering price of $10 per share for the nine months ended September 30, 2014 and 2013, respectively.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions we have paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter paid	Distributions per Common Share	Total Amounts Paid
2014
3rd Quarter	$ 0.175	$ 1,237,568
2nd Quarter	0.175	1,191,153
1st Quarter	0.175	1,103,599
Total	$ 0.525	$ 3,532,320

2013
4th Quarter	$ 0.175	$ 1,033,066
3rd Quarter	0.175	854,120
2nd Quarter	0.175	760,551
1st Quarter	0.175	627,754
Total	$ 0.700	$ 3,275,491

Note 11 – Discontinued Operations

Effective March 28, 2013, the Company sold the Harwin Property to Hartman XIX pursuant to the terms agreed upon and approved by both the board of directors of the Company and of Hartman XIX.  The Company sold the Harwin property for $3,400,000 cash.

       Income from discontinued operations is comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income from discontinued operations	$ -	$ -	$ -	$ 66,460

Gain on sale of property	-	-	-	122,576

Income from discontinued operations	$ -	$ -	$ -	$ 189,036

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

No rescission requests have been received by the Company as of September 30, 2014.

Escrow Contingency Under Term Loan Reserve Agreement

The reserve agreement among Richardson Heights Properties, LLC and the term loan lender referred to in Note 6, requires that three specific new tenants must occupy their leased premises and be paying full base rent on or before December 15, 2014.   The Taco Joint, one of the specified new tenants, is currently occupying their leased premises and paying full base rent under their lease agreement effective October 1, 2014.  Skechers USA, one of the specified new tenants, has taken possession of their lease space and their lease agreement commenced on October 24, 2014.  The tenant will pay prorated rent for the month of October 2014 and will begin paying full base rent effective February 1, 2015.  Under the terms of the reserve agreement, Richardson Heights Properties, LLC may be required to add $1,008,377 to the escrow reserve until such time as Richardson Heights Properties, LLC has met the requirements for disbursement of proceeds as set forth in the reserve agreement.  The lease agreement of Dulce Restaurants LLC (dba Krispy Kreme), the third of the three specific new tenants, commenced on August 5, 2014 and the tenant has begun paying full base rent under their lease agreement beginning in November 2014.  This tenant is currently occupying their leased premises.  No addition to the escrow reserve is required with respect to this specified tenant.  Funds held in the escrow reserve may be recovered on a quarterly basis subject to the terms and conditions set forth in the reserve agreement.

Property Acquisition

On July 1, 2014, the Company, through the Operating Partnership, entered into a purchase agreement with BRI 1841 Energy Plaza, LLC, to acquire a two office building complex containing approximately 180,119 square foot of office space located in San Antonio, Texas, for an aggregate purchase price, as amended, of $17,610,000.  The property is commonly referred to as Energy Plaza I & II (the “Energy Plaza Property”).

The acquisition of the Energy Plaza Property is subject to substantial conditions to closing, including (i) the assumption of existing indebtedness secured by the Energy Plaza Property of approximately $10.5 million; and (ii) the absence of a material adverse change to the Energy Plaza Property prior to the acquisition date.  The acquisition is scheduled to close on December 17, 2014, however, there is no assurance that the Company will close the acquisition of the Energy Plaza Property on the terms described above or at all.

Note 13 – Subsequent Events

In accordance with Financial Accounting Standards Board ASC Topic 855, Subsequent Events, the Company has evaluated subsequent events through November 14, 2014, which is the date these consolidated financial

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

statements were issued. All subsequent events requiring recognition as of November 14, 2014, have been incorporated into these notes to consolidated financial statements.

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

For the three months ended September 30, 2014 and 2013, the Company incurred a net loss of $1,024,674 and $395,789, respectively. For the nine months ended September 30, 2014 and 2014, the Company incurred a net loss of $2,843,711 and $1,625,153, respectively.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the financial statements.

The following discussion and analysis should be read in conjunction with the accompanying interim consolidated financial information.

Critical Accounting Policies and Estimates

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the nine months ended September 30, 2014.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS

      As of September 30, 2014 we owned 6 commercial properties located in Richardson, Arlington, Dallas and Houston, Texas comprising approximately 1,103,647 square feet plus 3 pad sites.  As of September 30, 2013 we owned 4 commercial properties located in Richardson, Arlington and Dallas, Texas comprising approximately 605,244 square feet plus 3 pad sites.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended September 30, 2014 and 2013, we had total rental revenues and tenant reimbursements and other revenues of $3,669,149 and $2,116,184, respectively. For the nine months ended September 30, 2014 and 2013, we had total rental revenues and tenant reimbursements and other revenues of $8,517,449 and $5,387,809, respectively.  The increase in revenues of approximately $3,130,000 is attributable to (i) approximately $853,000 of the revenue increase for Richardson Heights, Cooper Street, Bent Tree Green and Parkway; (ii) approximately $1,351,000 of the revenue increase is due to our 203 days of ownership of the Gulf Plaza Property which was acquired in the first quarter of 2014; and (iii) approximately $926,000 of the revenue increase is due to increase due to our 109 days of ownership of Mitchelldale Business Park which was acquired in the second quarter of 2014.

Property operating expenses – Property operating expenses consists of contract services, repairs and maintenance, utilities and property management fees.  For the three months ended September 30, 2014 and 2013, we had total property operating expenses of $947,204 and $537,110, respectively.  For the nine months ended September 30, 2014 and 2013, we had total property operating expenses of $2,100,777 and $1,382,579, respectively.  Property operating expenses include property management fees paid to our Property Manager of $352,871 and $197,236 for the nine months ended September 30, 2014 and 2013, respectively.  The increase in property operating expenses is attributable to the fact that we owned and operated 6 properties for all of the third quarter of 2014 versus 4 properties owned and operated for all of the third quarter of 2013.  Our fourth property was acquired in March 2013.  Our fifth and sixth property acquisitions occurred in March and June 2014, respectively.

Asset management and acquisition fees – Asset management and acquisition fees are fees payable to our Advisor in connection with the management of the Company and the acquisition of our properties.  For the three months ended September 30, 2014 and 2013 we paid the Advisor $158,231 and $96,122 respectively for asset management fees.  For the nine months ended September 30, 2014 and 2013 we paid the Advisor $389,728 and $273,538, respectively for asset management fees.  The increase in asset management fees is a result of the increase in the value of assets under management as a result of property acquisitions.  Acquisition fees paid the Advisor were $0 and $0 for the three months ended September 30, 2014 and 2013, respectively and $828,125 and $156,870 for the nine months ended September 30, 2014 and 2013, respectively.  In connection with the disposition of the Harwin property to Hartman XIX in March 2013, Advisor refunded the acquisition fee of $80,380 previously paid in connection with that acquisition.

Organizational and offering costs - The Company incurs certain expenses in connection with its organization and registration to sell common shares.  These costs principally relate to professional and filing fees. For the three months ended September 30, 2014 and 2013 organization and offering costs were $148,163 and $210,705, respectively.  For the nine months ended September 30, 2014 and 2013 organization and offering costs were $365,032 and $445,871, respectively.

General and administrative expense - General and administrative expenses were $214,420 and $130,550 for the three months ended September 30, 2014 and 2013, respectively, and $514,525 and $493,692 for the nine months ended September 30, 2014 and 2013, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, independent director compensation and other share based compensation.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Fees to affiliates – In addition to asset management and acquisition fees paid to Advisor and property management fees paid to the Property Manager, we pay leasing commissions and construction management fees to the Property Manager.  For the three months ended September 30, 2014 and 2013, respectively, we paid our Property Manager $225,784 and $26,483 for leasing commissions and $40,390 and $23,306 for construction management fees.  For the nine months ended September 30, 2014 and 2013, respectively, we paid our Property Manager $859,265 and $177,080 for leasing commissions and $127,447 and $130,786 for construction management fees.  Lease commissions and construction management fees are included in deferred loan and lease commission costs and real estate assets, respectively, in the consolidated balance sheets.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(1,024,674)	$(395,789)	$(2,843,711)	$(1,625,153)
Depreciation and amortization of real estate assets	2,033,854	1,057,832	4,630,340	2,837,947
Income from discontinued operations	-	-	-	(189,036)
Funds from operations (FFO)	1,009,180	662,043	1,786,629	1,023,758
Acquisition related expenses	-	-	828,125	156,870
Modified funds from operations (MFFO)	$1,009,180	$662,043	$2,614,754	$1,180,628

Distributions

The following table summarizes the quarterly distributions we paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the period from January 2013 through September 2014:

Period	Cash (1)	DRIP (1) (2)	Total	Net Cash Provided by (used in) Operating Activities
First Quarter 2013	$ 316,478	$ 311,276	$ 627,754	$ (204,928)
Second Quarter 2013	372,901	387,650	760,551	592,968
Third Quarter 2013	441,870	412,250	854,120	(103,725)
Fourth Quarter 2013	550,371	482,695	1,033,066	916,336
Total	$ 1,681,620	$ 1,593,871	$ 3,275,491	$ 1,200,651

First Quarter 2014	$ 568,290	$ 535,309	$ 1,103,599	$ 435,759
Second Quarter 2014	614,018	577,135	1,191,153	588,753
Third Quarter 2014	632,275	605,293	1,237,568	637,047
Total	$ 1,814,583	$ 1,717,737	$ 3,532,320	$ 1,661,559

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the three and nine months ended September 30, 2014, we paid aggregate distributions of $1,237,568 and $3,532,320, respectively.  During the same periods, cash provided by operating activities was $637,047 and $1,661,559, respectively.  Of the $1,237,568 and $3,532,320 we paid to our stockholders for the three and nine months ended September 30, 2014, 52% and 47%, respectively, was attributable to cash provided by operating activities.

Liquidity and Capital Resources

As of September 30, 2014, the Company had issued 6,858,054 shares of the Company’s common stock in its ongoing public offering, resulting in gross proceeds to the Company of $66,998,299.

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

Cash Flows from Operating Activities

As of September 30, 2014 we owned 6 commercial real estate properties.  During the nine months ended September 30, 2014, net cash provided by operating activities was $1,661,559 versus $284,315 provided by operating activities for the nine months ended September 30, 2013.  The increase in cash flow from operating activities is attributable to the fact that we owned and operated 4 commercial real estate properties during the nine months ended September 30, 2014 and acquired our fifth and sixth properties on March 11, 2014 and June 13, 2014, respectively.  For the nine months ended September 30, 2013, we owned and operated 3 commercial real estate properties and acquired our fourth property on March 15, 2013.  We expect cash flows from operating activities to increase in future periods as a result of anticipated future acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the nine months ended September 30, 2014, net cash used in investing activities was $42,334,917 versus $10,582,133 for the nine months ended September 30, 2013 and consisted primarily of $13,950,000 and $19,175,000 net cash used to acquire the Gulf Plaza and Mitchelldale properties on March 11, 2014 and June 13, 2014, respectively; $500,000 cash was used in acquisition deposits, and $1,609,917 cash used to fund building and tenant improvements; and $7,100,000 of loan proceeds and cash used to fund escrow accounts required under term loan agreements.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of net proceeds from our term loan financing and proceeds from our ongoing public offering.  Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013, respectively, were and $52,592,686 versus $11,033,682 and consisted primarily of the following:

•

$9,186,370 and $20,385,186, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock fees of $516,647 and $567,783, respectively;

•

$1,105,173 and $294,500, respectively of cash used to redeem common stock pursuant to our share redemption plan;

•

$1,814,583 and $1,131,249, respectively of net cash distributions;

•

$48,626,072 cash provided and $25,755 cash used, respectively of net term loan proceeds and insurance premium financing; and

•

$2,300,000 cash versus $7,900,000 net cash used in our Revolving Credit Facility.

Contractual Obligations

Our board of directors has approved our entering into the Advisory Agreement, the Property Management Agreement and the Dealer Management Agreement.

Off-Balance Sheet Arrangements

       As of September 30, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements  (See Note 2 to consolidated financial statements disclosed in Item 1 to this quarterly report).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures

(as defined in Rule 13a-15(e) and 13d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2014, in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

During the three months ended September 30, 2014, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximately Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2014	260	-	-	(3)
August 2014	-	260	$9.25	(3)
September 2014	4,737	6,281	$9.31	(3)
	4,997	6,541

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

(3) The number of shares that may be redeemed pursuant to our share redemption program will not exceed (i) 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of the redemption and (ii) those share redemptions that can be funded with proceeds from our distribution reinvestment plan plus, if we had positive net operating cash flow for the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.

On February 9, 2010, our Registration Statement on Form S-11 (File No. 333-154750), registering a public offering of up to $273,750,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering.  In our initial public offering we offered up to 25,000,000 shares of our common stock to the public at $10.00 per share with discounts available to certain categories of purchasers and up to 2,500,000 shares of our common stock pursuant to our distribution reinvestment plan at a price of $9.50 per share.  We issued a total of 4,455,678 shares of our common stock in our initial public offering, including 162,561 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $43,943,731.  On July 16, 2013, our Registration Statement on Form S-11 (File No. 333-185336), registering our follow-on public offering of up to $219,000,000 in shares of our common stock, was declared effective by the SEC.  In our follow-on offering, we are offering up to 20,000,000 shares of our common stock to the public at $10.00 per share and up to 2,000,000 common shares pursuant to our distribution reinvestment plan at $9.50 per share.

As of September 30, 2014, we had accepted subscriptions for and issued 6,858,054 shares of our common stock in our initial and follow-on offerings, including 465,487 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $66,998,299.  As of the termination of our initial public offering, we had accepted investors’ subscriptions for, and issued 4,455,678 shares of our common stock in the initial public offering, including 162,561 shares of our common stock pursuant to our DRIP, resulting in offering proceeds of $43,943,731.  Total shares issued and outstanding as of September 30, 2014 include 30,875 shares of our common stock issued as non-employee compensation to members of our board of directors and certain executives of our Property Manager.

As of September 30, 2014, we incurred selling commissions and other organization and offering costs in our initial and follow-on offerings in the amounts set forth in the table below.  The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 4,177,623	Actual
Other organization and offering expenses	1,530,668	Actual
Total expenses	$ 5,708,291

As of September 30, 2014, we had used all of the net offering proceeds of our initial and follow-on offerings to acquire the Richardson Heights, Cooper Street, Bent Tree Green, Parkway Plaza, Gulf Plaza and Mitchelldale properties.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit	Description
10.1

Purchase Agreement, dated as of July 1, 2014, by and between BRI 1841 Energy Plaza, LLC and Hartman XX Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2014.)

10.2

Loan Modification Agreement, dated as of July 2, 2014 by and among Hartman Parkway LLC, Hartman Short Term Income Properties XX, Inc. and Hartman Gulf Plaza LLC and Texas Capital Bank, NA (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 7, 2014.)

10.3

Amended and Restated Promissory Note, dated July 2, 2014 by and among Hartman Parkway LLC, Hartman Short Term Income Properties XX, Inc. and Hartman Gulf Plaza LLC and Texas Capital Bank, NA (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 7, 2014.)

10.4

Assignment of Rents, dated July 2, 2014 by and among Hartman Gulf Plaza LLC and Texas Capital Bank, NA (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 7, 2014.)

10.5

Assignment and Subordination of Management Agreement, July 2, 2014 by and among Hartman Gulf Plaza LLC and Texas Capital Bank, NA and Hartman Income REIT Management, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 7, 2014.)

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

Date: November 14, 2014

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: November 14, 2014

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)