Form 10-K
Hartman Short Term Income Properties XX, Inc.
filed 2015-03-30
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

------------------------------------

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number 000-53912

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

    There is no established market for the registrant's shares of common stock. The registrant is currently conducting a follow-on public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were 6,846,514 shares of common stock held by non-affiliates at June 30, 2014; the last business day of the registrant's most recently completed second fiscal quarter.

As of March 23, 2015, there were 9,053,901 shares of the Registrant’s common shares issued and outstanding.

Hartman Short Term Income Properties XX, Inc.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

Unless the context otherwise requires or clearly indicates otherwise, all references in this report to “we,” “us” or “our” are to Hartman Short Term Income Properties XX, Inc. and its consolidated subsidiaries.

          Certain statements of Hartman Short Term Income Properties XX, Inc. and its consolidated subsidiaries (“we,” “us,” “our” or the “Company”) included in this annual report on Form 10-K that are not historical facts (including statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions, or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  These statements are only predictions.  We caution that forward-looking statements are not guarantees.  Actual events on our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements.  Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

          Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Stockholders are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this annual report on Form 10-K. Except as otherwise required by federal securities laws, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise proceeds in our ongoing public offering;

●	our ability to effectively deploy the proceeds raised in our ongoing public offering;

●	the fact that we have had a net loss for each annual period since our inception;

●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

●	legislative or regulatory changes, including changes to laws governing REITS;

●	construction costs that may exceed estimates or construction delays;

●	increases in interest rates;

●	availability of credit or significant disruption in the credit markets;

●	litigation risks;

●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;

●	inability to obtain new tenants upon the expiration of existing leases at our properties;

●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;

●

the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

●	our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and

●	changes to generally accepted accounting principles, or GAAP.

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of this annual report on Form 10-K.

PART I

Item 1.     Business

General

We are a Maryland corporation formed on February 5, 2009, to acquire and invest in income-producing commercial properties, including office buildings, shopping centers, other retail and commercial properties.  We have made and expect to continue to make our investments in real estate assets located in the United States, with a strategic focus on real estate properties located in Texas, based on our view of existing market conditions.  As used herein, the terms “we,” “our,” and “us” refer to Hartman Short Term Income Properties XX, Inc. and, as required by context, Hartman XX Limited Partnership, a Texas limited partnership, which we refer to as our “operating partnership,” and to its respective subsidiaries.  References to “shares” and “our common stock” refer to the shares of our common stock.  We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership, of which our wholly-owned subsidiary is the sole general partner.  We have elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2011.

On February 9, 2010, we commenced our initial public offering to sell a maximum of $250,000,000 in shares of our common stock to the public in our initial public offering at a price of $10 per share and up to $23,750,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share.  On April 25, 2013, we terminated our initial public offering.  As of the termination our initial public offering on April 25, 2013, we had accepted subscriptions for and issued 4,455,678 shares of our common stock, including 162,561 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in offering proceeds of $43,943,731.

On July 16, 2013, we commenced our follow-on offering of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  Our board of directors may change the price at which we offer our shares to the public in our follow-on offering, but not more than quarterly, to reflect changes in our estimated per-share net asset and other factors our board of directors deems relevant.

As of December 31, 2014, we had accepted subscriptions for, and issued 8,257,781 shares of our common stock in our continuous public offering, including 532,589 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross proceeds of $80,437,603.

We intend to use substantially all of the net proceeds from our public offering to continue to invest in a diversified portfolio of real properties.  As of December 31, 2014, our portfolio consists of nine commercial properties comprising approximately 1.38 million square feet.  For more information on our real estate portfolio, see “Investment Portfolio” below.

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders.  We are externally managed by Hartman Advisors, LLC, which we refer to as our “advisor,” pursuant to an advisory agreement by and among us and our advisor, which we refer to as the “Advisory Agreement.”  Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate related assets.  Our advisor sources and presents investment opportunities to our board of directors.  Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.  The key personnel of our advisor are involved in the selection, acquisition, financing and disposition of our properties, and raising the capital to purchase.  The key personnel of our advisor have extensive experience in selecting and operating commercial real estate and in operating investment entities that acquire commercial real estate.  Our affiliated property manager is Hartman Income REIT Management, Inc. (“HIR Management” or the “Property Manager”) which is responsible for operating, leasing and maintaining our properties.  HIR Management is the wholly owned subsidiary of Hartman Income REIT, Inc. (“HIREIT”), a real estate investment trust that has investment objectives that are similar to those that we employ.

We issued 1,000 shares of convertible preferred stock to our Advisor on February 5, 2009 for $10 per share.  We issued 19,000 shares of our common stock to Hartman XX Holdings, Inc. on February 5, 2009 for $10 per share.

Allied Beacon Partners, Inc. (formerly American Beacon Partners, Inc.) served as the dealer manager of our public offering from February 5, 2009 to February 1, 2012.  Effective February 1, 2012, D.H. Hill Securities, LLLP, an unaffiliated company, succeeded Allied Beacon Partners, Inc. as the dealer manager for our public offering.

Our principal executive offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057.  Our telephone number is 713-467-2222. Information regarding the Company is available via the internet at www.hartmaninvestment.com and www.hartmanreits.com.  We are not incorporating our web-sites or any information from our web-sites into this annual report on Form 10-K.

2014 Highlights

During the year ended December 31, 2014, we:

•

raised gross offering proceeds of $14,550,666 in our follow-on public offering;

•

continued to pay a monthly distribution, which if paid each day over a 365-day period, is equivalent to a 7% annualized distribution rate based on a purchase price of $10.00 per share of our common stock;

•

acquired the following five commercial real estate properties for an aggregate purchase price of $56,051,000:

o

Gulf Plaza, a 120,651 square foot office building located in Houston, Texas for an aggregate purchase price of $13,950,000;

o

Mitchelldale Business Park, a 377,752 square foot business park located in Houston, Texas for an aggregate purchase price of $19,175,000;

o

Energy Plaza I & II, a two building office complex comprising 180,119 square feet located in Houston, Texas for an aggregate purchase price of $17,610,000; and

o

Timbercreek Atrium and Copperfield Building, two suburban office buildings comprising 51,035 and 42,621 square feet, respectively, located in northwest Houston, Texas for an aggregate purchase price of $5,316,000.

Investment Objectives and Strategy: Hartman Advantage

Our primary investment objectives are to:

•	realize growth in the value of our investments;
•	preserve, protect and return stockholders’ capital contributions;
•	grow net cash from operations and pay regular cash distributions to our stockholders.

We cannot assure our stockholders that we will achieve these objectives.

The cornerstone of our investment strategy is our advisor’s discipline in acquiring a portfolio of real estate properties, specifically properties that are located in Texas, that offer a blend of current and potential income based on in place occupancy plus relatively significant potential for growth in income and value from re-tenanting; repositioning or redevelopment.  We refer to this strategy as “value add” or the “Hartman Advantage.”

We rely upon the value add or Hartman Advantage strategy to evaluate hundreds of potential commercial real estate acquisition and investment opportunities per completed acquisition or investment.

On March 2, 2015 we announced our intention to terminate our follow-on offering by December 31, 2015.  Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, merging the Company with its affiliates followed by a listing of our shares of common stock on a national securities exchange.  Management currently estimates the possible timing for such a liquidity event to be during the first half of 2016.  However, our board of directors has not made a decision to pursue any specific liquidity event, and there can be no assurance that we will complete a liquidity event on the terms described above, or at all.

We do not anticipate that there will be any market for our shares of common stock unless they are listed on a national securities exchange.  In the event that our shares of common stock are not listed or traded on an established securities exchange prior to the tenth anniversary of the completion or termination of our initial public offering, our charter requires that the board of directors must seek the approval of our stockholders of a plan to liquidate our assets, unless the board of directors has obtained the approval of our stockholders (1) to defer the liquidation of our assets or (2) of an alternate strategy.

Investment Portfolio

As of December 31, 2014 we owned nine commercial properties comprising approximately 1,377,422 square feet plus three pad sites, all located in Texas.  We own four properties located in Richardson, Arlington, and Dallas, Texas, four properties located in Houston, Texas and one property located in San Antonio, Texas.  As of December 31, 2013 we owned four properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 605,244 square feet plus three pad sites.  For additional information regarding our property portfolio, see Part I, Item 2, “Properties” of this Annual Report on Form 10-K.

Competition

All of our properties are located in areas that include competing properties.  The amount of competition in a particular area could impact our ability to acquire commercial real estate, lease space and impact the amount of rent we are able to charge.  We may be competing with owners, including but not limited to, other REITs, insurance companies and pension funds, with access to greater resources than those available to us.

Employees

Although we have executive officers who manage our operations, we do not have any paid employees.  The employees of our advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.

Regulations

Our investments are subject to various federal, state, and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts.

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

We do not believe that compliance with existing environmental laws will have a material adverse effect on our financial condition or results of operations.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and have operated as such beginning with the taxable year ended December 31, 2011.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).  As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elected to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Financial Information About Segments

Our current business consists of acquiring, developing, investing-in, owning, managing, leasing, operating, and disposing of real estate assets.  We internally evaluate all of our real estate assets as one industry segment and, accordingly, do not report segment information.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, we file annual reports, quarterly reports and other information with the SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, www.hartmanreits.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this annual report. The SEC also maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K and other filings with the SEC.  Access to these filings is free of charge.

Item 1A.     Risk Factors

 The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to an Investment in Hartman Short Term Income Properties XX, Inc.

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We commenced our operations on December 28, 2010.  We, our sponsor and our advisor have limited operating history and may not be able to successfully operate our business or achieve our investment objectives.  As a result, an investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history.

We have experienced annual net losses from inception through December 31, 2014 and may experience similar losses in the future.

From inception through December 31, 2014, we incurred a net loss of $9,610,346.  We cannot assure that we will be profitable in the future or that we will realize growth in the value of our assets.

Since the commencement of our initial public offering in 2010, we have raised a relatively limited amount of offering proceeds, and have made a limited number of investments.

Based upon our operating history to date and our relatively limited portfolio of investments, there can be no assurance that we will be able to successfully operate our business or achieve our investment objectives. During the period from the commencement of our initial public offering on February 9, 2010 to December 31, 2014, we accepted investors’ subscriptions for, and issued, 8,257,781 shares of our common stock in our initial and follow-on public offering, including 532,589 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $80,437,603. As of December 31, 2014, we had made nine investments. If we are unable to raise sufficient proceeds in our public offering, we will not be able to meet our investment objectives, which could have an adverse effect on our results of operations and ability to make distributions to our stockholders. Further, there is no guarantee that we will be able to sell all of the $200 million in shares of our common stock registered for sale to the public in our follow-on public offering.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

We began paying a distribution in January 2011 at a rate which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock. The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. To the extent we do not have sufficient funds, or sources, of funds to pay distributions, we may be forced to reduce the rate at which we pay distributions or stop paying distributions entirely. Distributions payable to our stockholders may also include a return of capital, rather than a return on capital.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

As of December 31, 2014 we owned nine commercial properties comprising approximately 1,377,422 square feet plus three pad sites, all of which are located in the State of Texas.  We own four properties located in Richardson, Arlington, and Dallas, Texas, four properties located in Houston, Texas and one property located in San Antonio, Texas.  Our geographic focus on the State of Texas is consistent with our investment strategy.  However, our focus on investments in the State of Texas results in a geographic concentration in our portfolio which increases the likelihood that a downturn in economic or market conditions that selectively or disproportionately impact the State of Texas will have a significant impact on our results of operations and financial condition and our ability to pay distributions to our stockholders.  Any adverse economic or real estate developments in the Texas market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for commercial property space resulting from local business climates,  could adversely affect our property revenue, and hence net operating income. As a result, an investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a more geographically diversified portfolio.

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations.  Cash generated from operations is not equivalent to net income as determined under GAAP.  We have made and we may continue to make some or all of our distributions from sources other than cash flow from operations, including the proceeds of our follow-on offering, cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow, which may reduce the amount of capital we ultimately invest and negatively impact the value of a stockholder’s investment.

To date, a portion of our distributions have been, and in the future may continue to be, paid from sources other than cash generated by our operations, such as from the proceeds of our follow-on offering, cash advanced to us by our advisor, cash resulting from a deferral of asset management fees, and borrowings (including borrowings secured by our assets), which may reduce the amount of capital we ultimately invest in assets, and negatively impact the return on your investment and the value of your investment. In addition, there is no limit on the amount of offering proceeds we may use to fund distributions. To the extent our investments are in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early period of operation. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our operations. To the extent distributions are paid from the proceeds of our public offering, cash advanced to us by our advisor, cash resulting from a deferral of asset management fees and/or from borrowings (including borrowings secured by our assets), we will have less capital available to invest in properties and other real estate-related assets, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation.

Payment of fees to our advisor and its affiliates reduces cash available for investment, which may result in stockholders not receiving a full return of their invested capital.

Because a portion of the offering price from the sale of our shares is used to pay expenses and fees, the full offering price paid by our stockholders will not be invested in real estate assets. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

If we internalize our management functions, your interest in us could be diluted and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions.  If we do so, we may elect to negotiate to acquire our advisor’s assets and personnel.  At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition.  Such consideration could take many forms, including cash payments, promissory notes, and shares of our common stock.  The payment of such consideration could cause a dilution of your interests as a stockholder and could reduce the earnings per share and funds from operations per share attributable to your investment.

While we would no longer bear the costs of the various fees and expenses we pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance.  We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers such as workers compensation and disability claims.  We would also incur the costs of compensation and benefits of our officers, employees and consultants that is currently paid by our advisor or its affiliates.  We may issue equity awards to officers, employees and consultants which would decrease net income and funds from operations and which may further dilute your investment.  We cannot reasonably estimate the amount of fees to our advisor that we would save versus the costs we would incur if we became self-managed.  If the costs assumed as a result of internalization exceed the costs we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

If we internalize management functions, we could have difficulty integrating these functions as a stand-alone entity.  Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities.  These personnel have a great deal of know-how and experience which provides us with economies of scale.  We may fail to properly identify the appropriate mix of personnel and capital needed to operate on a stand-alone basis.  The inability to manage an internalization transaction effectively could result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting.  Such deficiencies could cause us to incur additional administrative costs and our management’s attention could be diverted from efficiently managing our real estate assets.

If we were to internalize our management or if another investment program, whether sponsored by our sponsor or otherwise, hires the employees of our advisor in connection with its own internalization, our ability to conduct our business may be adversely affected.

We rely on persons employed by our advisor and its affiliates to manage our day-to-day operations.  If we were to effect an internalization of our advisor, we may not be able to retain all of the employees of our advisor and its affiliates or to maintain a relationship with our sponsor.  Additionally, some of the employees of our advisor and its affiliates may provide services to one or more other investment programs.  These programs or third parties may decide to retain some or all of our advisor’s key employees.  If this were to occur, these programs could hire persons currently employed by our advisor and its affiliates who are most familiar with our business and operations, which potentially may adversely impact our business.

There is currently no public trading market for your shares; therefore, it will be difficult for you to sell your shares. If you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price.

There is currently no public market for the shares and we have no obligation to list our shares on any public securities market. It will therefore be difficult for you to sell your shares of our common stock promptly or at all. Even if you are able to sell your shares of our common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. The minimum purchase requirements and suitability standards imposed on prospective investors in our public offering also apply to subsequent purchasers of our shares.  We have adopted a share redemption program but it is limited in terms of the amount of shares that stockholder may sell back to us each quarter. Our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program for any reason upon 30 days’ written notice to participants.  As a result of the foregoing, you should purchase shares of our common stock only as a long-term investment, and you must be prepared to hold your shares for an indefinite length of time.

We may suffer from delays in acquiring and/or developing properties, which could adversely affect the return on your investment.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our advisor in the acquisition and development of properties, and investments and determination of financing arrangements as well as the performance of our leasing agents in the selection of tenants and the negotiation of leases. The more shares we sell in our public offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Except for the investments described in our prospectus, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the oversight of our board of directors, the management ability of our advisor and the performance of the leasing agents selected by them. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms.

We could suffer from delays in locating suitable investments as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other Hartman-sponsored programs, some of which have investment objectives and employ investment strategies that are similar to ours. Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Hartman-sponsored programs are seeking to invest in similar properties.

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (Exchange Act). Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire. To the extent any required financial statements are not available or cannot be obtained, we may not be able to acquire the property. As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our property acquisitions due to these reporting requirements.

Furthermore, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take considerable time to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of distributions attributable to those particular properties.

Delays we encounter in the selection, acquisition and development of properties could adversely affect our stockholders’ returns. In addition, if we are unable to invest offering proceeds in real properties in a timely manner, we will hold the proceeds of our public offering in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, ultimately, liquidate. In such an event, our ability to pay distributions to our stockholders and the returns to our stockholders would be adversely affected.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of an investment in us will fluctuate with the performance of the specific investments we make.

Our public offering is being made on a “best efforts” basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, we cannot assure you of the amount of proceeds that will be raised in our public offering. If we are unable to raise substantially more than the offering proceeds raised to date, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. If we are only able to make the current level of investment, we would not achieve substantial diversification of our assets. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. An investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, if we are unable to raise substantial funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, of us, our advisor and its affiliates, including Allen R. Hartman, each of whom would be difficult to replace.  In particular, we have not obtained and do not intend to obtain “key man” life insurance on Mr. Hartman. We do not have employment agreements with our executive officers, and we cannot guarantee that they will remain affiliated with us. Although several of our executive officers and key employees have entered into employment agreements with affiliates of our advisor, these agreements are generally terminable at will, and we cannot guarantee that such persons will remain affiliated with our advisor.  If any of our key personnel were to cease their affiliation with us, our advisor or its affiliates, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for persons with these skills is intense, and we cannot assure our stockholders that our advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure our stockholders that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Because we rely on our advisor and its affiliates for the provision of advisory and property management services, if our advisor were unable to meet its obligations we may be required to find alternative providers of these services, which could result in a disruption of our business and may increase our costs.

In the event that our advisor were unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in disruption of our business.

We may not provide stockholders with an estimated value per share of our common stock until 2016. Therefore, you will not be able to determine the true value of your shares on an ongoing basis during our initial public offering.

Under current regulations we are required to publicly disclose an estimated value per share of our common stock   until April 2016. Therefore, you will not be able to determine the true value of your shares on an ongoing basis until such time as we establish an estimated value per share. Our estimated value per share will be based upon valuations of all of our assets by independent third-party appraisers and qualified independent valuation experts recommended by our advisor and approved by our board of directors. Our estimated value per share may not be indicative of the price our stockholders would receive if they sold our shares in an arm’s-length transaction, if our shares were actively traded or if we were liquidated.

We disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operation are not equivalent to our net income or loss of cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.

We use and we disclose to investors, funds from operations (“FFO”) and modified funds from operations (“MFFO”), which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance and ability to pay distributions. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.

Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.

You are limited in your ability to sell your shares of common stock pursuant to our share redemption program. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.

Our share redemption program may provide you with a limited opportunity to have your shares of common stock redeemed by us after you have held them for at least one year, subject to the significant conditions and limitations. Share will generally be redeemed under the redemption program at a price equal to or at a discount from the lesser of (1) the e average gross price per share the original purchaser or purchasers of your shares paid to us, which we refer to as the “issue price,” and (2) the current offering price per share for the shares being redeemed. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus, if we had positive operating cash flow from the previous fiscal year, 1.0% of all operating cash flow from the previous fiscal year. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend, suspend or terminate the share redemption program at any time. Therefore, you may not have the opportunity to make a redemption request prior to a termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares currently may be repurchased at varying prices depending on (1) the number of years the shares have been held, (2) the purchase price paid for the shares and (3) whether the redemptions are sought upon a stockholder’s death or qualifying disability. The current maximum price that may be paid under the program is $10.00 per share, which is the offering price of our shares of common stock in our primary offering (ignoring purchase price discounts for certain categories of purchasers). The offering price of our shares of common stock for this offering was not determined on an independent basis, may not accurately represent the current value of our assets at any particular time, and is likely to differ from the price at which a stockholder could resell his or her shares. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase will be less, and the repurchase will be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” into law. The Dodd-Frank Act represents a significant change in the American financial regulatory environment and impacts nearly every aspect of the U.S. financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. As a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time and the full extent of the impact of the Dodd-Frank Act on our operations is currently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition.

Our advisor relies on information technology networks and systems in providing services to us, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

Our advisor relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants, lease data and information regarding our stockholders. Our advisor relies on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information. Although our advisor has taken steps to protect the security of the data maintained in its information systems, it is possible that such security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information, such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. In addition, any breach in the data security measures employed by the third party vendors upon which we rely, such as our transfer agent and the sub-advisor, could also result in the improper disclosure of personally identifiable information. Any failure to maintain proper function, security and availability of information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

We may change our investment and operational policies without stockholder consent.

Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments contemplated by our current investment policies. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.

We are subject to compliance with securities law, which exposes us to potential liabilities.  We may be subject to liability under the Securities Act for certain sales of our securities, including potential rescission rights.

Pursuant to Section 10(a)(3) of the Securities Act, we are required to annually update our prospectus so that the financial statements and other information contained or incorporated by reference in the prospectus is not more than sixteen months old. In order to comply with Section 10(a)(3) of the Securities Act, we are required to file a post-effective amendment to our registration statement containing an updated prospectus prior to April 30th of each year. If the SEC has not declared such post-effective amendment effective by April 30th of each year, we are required to halt our public offering until such time as the SEC declares the post-effective amendment effective. We failed to file the post-effective amendment required to be filed by April 30, 2014 and continued to offer and sell our shares to the public.  The offer and sale of securities in our follow-on public offering failed to comply fully with Section 5 of the Securities Act and on May 30, 2014 we temporarily suspended sales of our common stock.  Certain stockholders may have the right to rescind their purchase of shares.  For the period from May 1, 2014 to May 30, 2014, the date we suspended our public offering, we sold 85,569 shares of our common stock, including 19,638 shares issued pursuant to our distribution reinvestment program. On June 5, 2014, we filed a post-effective amendment to our registration statement updating our prospectus pursuant to Section 10(a)(3) of the Securities Act, which registration statement was declared effective by the SEC on July 7, 2014.

Stockholders who purchased shares of our common stock between May 1, 2014 to May 30, 2014, may have the right to rescind their purchase of shares of our common stock and require us to reacquire their shares at a price equal to the price originally paid for such shares, plus interest, less the amount of any income (i.e., dividends) received by the investor on such shares.  A stockholder who acquired shares of our common stock during such period who no longer owns the shares they acquired may have the right to collect damages from us in lieu of the rescission rights described above.  If stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies.  If stockholders seek rescission and/or damages or we elect to conduct a rescission offer, we may or may not have the resources to fund the repurchase of the securities.

Risks Related to Conflicts of Interest

Because a number of Hartman real estate programs use investment strategies that are similar to ours, our advisor and its and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Hartman-sponsored programs are seeking to invest in similar properties and other real estate-related investments. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Hartman-sponsored programs managed by officers and employees of our advisor and/or its affiliates, and these other Hartman-sponsored programs may use investment strategies that are similar to ours. Our executive officers and the executive officers of our advisor are also the executive officers of other Hartman-sponsored REITs and their advisors, the general partners of Hartman-sponsored partnerships and/or the advisors or fiduciaries of other Hartman-sponsored programs, and these entities are and will be under common control. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Hartman-sponsored program. In the event these conflicts arise, we cannot assure stockholders that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of advisors and managers of other Hartman-sponsored programs decide whether to allocate any particular property to us or to another Hartman-sponsored program or affiliate of our advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Hartman-sponsored programs own properties. If one of the other Hartman-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

Our advisor and its affiliates, including all of our executive officers and some of our directors, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor and its affiliates, including our property manager, are entitled to substantial fees from us under the terms of the advisory agreement and the property management agreements with our property manager. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•

the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the property management agreement;

•

property sales, which entitle our advisor or its affiliates to real estate commissions and the possible issuance to our advisor of shares of our common stock through the conversion of our convertible preferred stock;

•

property acquisitions from other Hartman-sponsored programs, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•

development of real properties, which entitle our advisor or its affiliates to development acquisition fees and asset management fees;

•

acquisition of properties from third parties, which entitle our advisor or its affiliates to acquisition fees and asset management fees;

•

borrowings to acquire properties, which borrowings will increase the acquisition and asset management fees payable to our advisor;

•

whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our advisor to the issuance of shares of our common stock through the conversion of our convertible preferred stock; and

•

whether and when we seek to sell the company or its assets, which sale could entitle our property manager to real estate commissions and our advisor to the issuance of shares of our common stock through the conversion of our convertible preferred stock.

The fees our advisor receives in connection with transactions involving the purchase and management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us. Furthermore, the advisor will refund these fees to the extent they are based on budgeted amounts that prove too high once development, construction, or improvements are completed, but the fact that these fees are initially calculated in part based on budgeted amounts could influence our advisor to overstate the estimated costs of development, construction, or improvements in order to accelerate the cash flow it receives.

In addition, the terms of our convertible preferred stock provide for its conversion into shares of common stock if we terminate the advisory agreement prior to the listing of our shares for trading on a national securities exchange other than as a result of the advisor’s material breach of the advisory agreement. In addition, the conversion feature of our convertible preferred stock could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion. Moreover, our advisor has the right to terminate the advisory agreement for any reason upon 60 days’ notice and thereby trigger the conversion of the convertible preferred stock, which could have the effect of delaying, deferring or preventing a change of control that might otherwise be in our stockholders’ best interests.

Executive officers and key personnel of our advisor and property manager will face competing demands on their time, and this may cause our return to suffer.

We rely upon the executive officers and employees of our advisor and our property manager to conduct our day-to day operations and performance.  These persons also conduct the day-to-day operations of other Hartman-sponsored programs and may have other business interests as well.  Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.  During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.  If this occurs, we may lose the opportunity to enter into or renew a lease or to purchase or sell a property and the returns on our investments may suffer.  Our advisor holds a fiduciary relationship to us and to our stockholders’ and will endeavor to avoid putting us in a situation where we would lose an economic opportunity due to the inability of our advisor or property manager to perform a necessary task.

Our officers face conflicts of interest related to the positions they hold with entities affiliated with our advisor, which could diminish the value of the services they provide to us.

Each of our executive officers, including Mr. Hartman, who serves as our Chief Executive Officer, and Chairman of our Board of Directors, is also an officer of our advisor and other entities affiliated with our advisor, including the advisors and fiduciaries to other Hartman-sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates of our advisor, (4) investments with affiliates of our advisor, (5) compensation to our advisor, and (6) our relationship with our property manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

An investment will be diluted upon conversion of the convertible preferred stock.

Our advisor purchased 1,000 shares of our convertible preferred stock for an aggregate purchase price of $10,000. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us. Our convertible preferred stock will convert to shares of common stock if (1) we have made total distributions on then outstanding shares of our common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) we list our common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of our common stock plus the aggregate market value of our common stock (based on the 30-day average closing price) meets the same 6% performance threshold, or (3) our advisory agreement with our advisor expires without renewal or is terminated (other than because of a material breach by our advisor), and at the time of such expiration or termination we are deemed to have met the foregoing 6% performance threshold based on our enterprise value and prior distributions, and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, our convertible preferred stock will convert into shares of common stock with a value equal to 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later or not at all. As a result, following conversion, the holder of the convertible preferred stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant.

Our advisor and Mr. Hartman can influence whether we terminate the advisory agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange. Accordingly, our advisor can influence both the conversion of the convertible preferred stock issued to it, and the resulting dilution of other stockholders’ interests.

Risks Related to Our Business in General

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact of the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the acquisition of real estate assets on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected.

The net proceeds from our public offerings will be used for investments in real properties, real estate securities and debt-related investments, for payment of operating expenses and for payment of various fees and expenses such as acquisition fees, origination fees, asset management fees and property management fees. We do not intend to establish a general working capital reserve out of the proceeds from our public offering during the offering. Accordingly, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected. As a result, we would be less likely to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the SEC. We could also become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, we may be unable to raise substantial funds which will limit the number and type of investments we may make and our ability to diversify our assets.

Our securities, like other non-traded REITs, were sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.

Recently, FINRA has initiated investigations of broker-dealers with respect to the sales practices related to the sale of shares of non-traded REITS. These proceedings have resulted in increased regulatory scrutiny from the SEC regarding non-traded REITs. As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs, and accordingly we may face increased difficulties in raising capital in the future. This could result in a reduction in the returns achieved on those investments as a result of a smaller capital base limiting our investments. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting our management.

FINRA has also recently adopted changes to rules relating to information required to be included on customer account statements by registered broker dealers. In order to assist broker dealers in complying with the new rules, we are required to obtain independent valuations of our assets to determine an estimated per share value of our common stock more frequently than under prior regulations. Compliance with these new rules and future rule changes by FINRA could increase our operating expenses which could have an adverse effect on our results of operations.

Risks Related To Our Organizational Structure

Maryland law and our organizational documents limit your right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify and advance expenses to our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities subject to any limitations under Maryland law or in our charter. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, our advisor and its affiliates for loss or liability suffered by them or hold our directors or our advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or obligation to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding shares of capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock unless exempted by our board of directors. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell your shares of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•

any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or

•

an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•

80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation; and

•

two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. For a more detailed discussion of the Maryland laws governing us and the ownership of our shares of common stock, see “Description of Shares – Provisions of Maryland Law and of Our Charter and Bylaws – Business Combinations.”

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

Maryland law provides a second anti-takeover statute, the Control Share Acquisition Act, which provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (1) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) to acquisitions approved or exempted by a corporation’s charter or bylaws. Our charter contains a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, our company will have the right to redeem that stockholder’s shares and any shares acquired in such tender offer. In addition, the non-complying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent a stockholder from receiving a premium price for their shares in such a transaction.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

Neither we, our operating partnership or any of our subsidiaries intend to register as an investment company under the Investment Company Act. Our operating partnership’s and subsidiaries’ intended investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we intend to engage, through our operating partnership and our wholly and majority owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after this offering ends.

We expect that most of our assets will be held through wholly-owned or majority-owned subsidiaries of our operating partnership. We expect that most of these subsidiaries will be outside the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act as they are generally expected to hold at least 60% of their assets in real property. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property, through our wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that we comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’s wholly owned or majority owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property.

In the event that the value of investment securities held by a subsidiary of our operating partnership were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets,” and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets. What we buy and sell is therefore limited by these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our exclusion from the definition of investment company or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including more specific or different guidance regarding these exclusions that may be published by the SEC or its staff, will not change in a manner that adversely affects our operations. In addition, the SEC or its staff could take action that results in our or our subsidiary’s failure to maintain an exception or exemption from the Investment Company Act.

In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within one of the definitions of an investment company under Section 3(a)(1) of the Investment Company Act, we believe that we would still qualify for an exclusion from registration pursuant to Section 3(c)(6) of the Investment Company Act. Although

the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate assets owned by wholly owned or majority-owned subsidiaries of our operating partnership.

To ensure that neither we, our operating partnership nor any of our subsidiaries are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to remain outside the definition of investment company or maintain an exclusion from the definition of an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the NASAA REIT Guidelines. Under our charter and the Maryland General Corporation Law, our stockholders currently have a right to vote only on the following matters:

•

the election or removal of directors;

•

any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•

change our name;

•

increase or decrease the aggregate number of our shares;

•

increase or decrease the number of our shares of any class or series that we have the authority to issue;

•

classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares;

•

effect reverse stock splits; and

•

after the listing of our shares of common stock on a national securities exchange, opting into any of the provisions of Subtitle 8 of Title 3 of the Maryland General Corporation Law (see “Description of Shares — Provisions of Maryland Law and our Charter and Bylaws – Subtitle 8” below);

•

our liquidation and dissolution; and

•

our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets (notwithstanding that Maryland law may not require stockholder approval).

All other matters are subject to the discretion of our board of directors.

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to this offering.

Investors in this offering do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock could increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base.

Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

We are structured as an “UPREIT,” which stands for “umbrella partnership real estate investment trust.” We use the UPREIT structure because a contribution of property directly to us is generally a taxable transaction to the contributing property owner. In the UPREIT structure, a contributor of a property who desires to defer taxable gain on the transfer of a property may transfer the property to our operating partnership in exchange for limited partnership units and defer taxation of gain until the contributor later exchanges his or her limited partnership units, typically on a one-for-one basis, for shares of our common stock. We believe that using an UPREIT structure gives us an advantage in acquiring desired properties from persons who may not otherwise sell their properties because of unfavorable tax results.

We may issue limited partner interests of our operating partnership in connection with certain transactions. Limited partners in our operating partnership have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by many factors, including a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where our properties and the properties underlying our other real estate-related investments are located. These factors include:

•

poor economic conditions may result in defaults by tenants of our properties;

•

job transfers and layoffs may cause tenant vacancies to increase;

•

increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels;

•

increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

•

changes in general economic or local conditions;

•

changes in supply of or demand for similar or competing properties in an area;

•

changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•

the illiquidity of real estate investments generally;

•

changes in tax, real estate, environmental and zoning laws; and

•

periods of high interest rates and tight money supply.

•

For these and other reasons, we cannot assure stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

The length and severity of any economic downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

Our investments in commercial properties will be subject to risks generally attributable to the ownership of real property, including:

•

changes in global, national, regional or local economic, demographic or real estate market conditions;

•

changes in supply of or demand for similar properties in an area;

•

increased competition for real property investments targeted by our investment strategy;

•

bankruptcies, financial difficulties or lease defaults by our residents;

•

changes in interest rates and availability of financing;

•

changes in the terms of available financing, including more conservative loan-to-value requirements and shorter debt maturities;

•

competition from other residential properties;

•

the inability or unwillingness of residents to pay rent increases;

•

changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws;

•

the severe curtailment of liquidity for certain real estate related assets; and

•

rent restrictions due to government program requirements.

All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations and make distributions to stockholders.

We are unable to predict future changes in global, national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease or dispose of multifamily properties and could make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of the real estate assets we acquire. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders. In addition, the value of the multifamily properties we acquire may decrease following the date we acquire such properties due to the risks described above or any other unforeseen changes in market conditions. If the value of our multifamily properties decreases, we may be forced to dispose of our properties at a price lower than the price we paid to acquire our properties, which could adversely impact the results of our operations and our ability to make distributions and return capital to our investors.

Acquisition and ownership of real estate is subject to risks associated with environmental hazards.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution. We may be liable for environmental hazards at our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. The properties that we plan to develop or acquire could include truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages. As a result, we may be expected to regularly incur environmental clean-up costs. We intend to include in the leases that we entered with future tenants, an agreement for such tenant to indemnify us from all environmental liabilities arising its activities at such property during the term of the lease. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we cannot be assured that we will not be held liable for environmental clean-up at our properties, including environmental damages at sites we own and lease. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and our future tenants may not have sufficient resources to pay its environmental liabilities.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on stockholders’ investments.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to stockholders. In addition, the value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Many of our investments will be dependent on tenants for revenue, and lease terminations could reduce our ability to make distributions to stockholders.

The success of our real property investments often will be materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure stockholders that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to make cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves on a property-by-property basis, as we deem necessary. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future tenant improvements. Additional borrowing for capital purposes will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected. If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property, which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted. The need for and amount of reserves for capital improvements will be determined on a property by property basis in consultation with our property manager. Generally, we will be responsible for the costs of these capital improvements, which gives rise to the following risks:

•

cost overruns and delays;

•

renovations can be disruptive to operations and can displace revenue at the properties, including revenue lost while under renovation and out of service;

•

the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

•

the risk that the return on our investment in these capital improvements will not be what we expect.

If we have insufficient cash flow from operations to fund needed capital expenditures, we will need to borrow to fund future capital improvements.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to make cash distributions to our stockholders.

We intend to hold the various real properties in which we invest until such time as our advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we do not begin the process of liquidating our assets or listing our shares within ten years of the termination of this primary offering, our charter requires that we hold a stockholders meeting to vote on a proposed alternate strategy for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the tenth anniversary of the termination of our initial public offering. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

Our co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower stockholder’s overall return.

We may enter into joint ventures or other co-ownership arrangements with other Hartman programs or with third parties having investment objectives similar to ours for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•

the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•

the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•

that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•

the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor; or

•

that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect stockholder returns.

Our advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure stockholders that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on stockholders’ investments.

We may invest some or all of the proceeds available for investment in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The developer or builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property, we principally intend to acquire developed properties; a portion of stockholders investment nevertheless may be subject to the risks associated with investments in unimproved real property.

If we contract with an affiliate of our advisor to purchase a newly developed property or to develop a parcel that we acquire, we cannot guarantee that any earnest money deposit we make to that affiliate of the advisor or its affiliates would be fully refunded if the work were not performed.

We may enter into one or more contracts, either directly or indirectly through joint ventures, tenant-in-common investments or other co-ownership arrangements with affiliates of our advisor or others, to acquire real property from affiliates of our advisor. Properties acquired from these affiliates may be existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by HIR Management, our property manager, or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by HIR Management or its affiliates. At the time of contracting and the payment of the earnest money deposit by us, HIR Management or its affiliates typically will not have acquired title to any real property. Typically, HIR Management or its affiliates will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with HIR Management or its affiliates even if at the time of contracting we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we will not be required to close a purchase from HIR Management or its affiliates, and will be entitled to a refund of our earnest money, in the following circumstances:

•

HIR Management or its affiliates fails to develop the property;

•

all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•

we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.

The obligation of HIR Management or its affiliates to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances since HIR Management is an entity without substantial assets or operations.

Competition with third parties in acquiring properties and other assets may reduce our profitability and the return on stockholders’ investment.

We believe that the current market for properties that meet our investment objectives is highly competitive. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we will. Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable properties may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and stockholders may experience a lower return on investment.

A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in such sector.

At any one time, a significant portion of our investments could be in one property class. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments.

Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.

We may from time to time commence development activity or make acquisitions outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise. Our historical experience in our existing markets in developing, owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local market conditions, to obtain land for development or to identify appropriate acquisition opportunities, to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

Our failure to integrate acquired properties and new personnel could create inefficiencies and reduce the return of stockholders’ investment.

To grow successfully, we must be able to apply our experience in managing real estate to a larger number of properties. In addition, we must be able to integrate new management and operations personnel as our organization grows in size and complexity. Failures in either area will result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability.

Properties in which we may invest may not be readily adaptable to other uses, and if these properties become unprofitable, we may not be able to recoup the value of our investment.

Properties in which we may invest may be specific-use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors become unprofitable due to industry competition, a general deterioration of the applicable industry or otherwise, we may have great difficulty selling the property or we may have to sell the property for substantially less than the amount we paid for it. Should any of these events occur, our income and cash available for distribution could be reduced.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowing.

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure stockholders that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any foreign investments we make will be subject to similar laws in the jurisdictions where they are located.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended (Disabilities Act), or similar laws of foreign jurisdictions. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or similar laws of foreign jurisdictions or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such laws. However, we cannot assure stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions.

Any properties we acquire must comply with Title III of the Disabilities Act, to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the Disabilities Act. Compliance with the Disabilities Act could require removal of structural barriers to handicapped access in public areas of our properties where such removal is readily achievable.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use commercially reasonable efforts to sell them for cash or in exchange for other property. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact distributions to our stockholders. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as partial payment for the purchase price of a property. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Risks Associated with Debt Financing

We will incur mortgage indebtedness and other borrowings, which will increase our business risks.

We financed a portion of the acquisition cost of our real properties with mortgage indebtedness.  In addition, we have entered into a $30 million credit facility with a bank secured by certain real properties.  We also may borrow funds if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under this or any subsequent offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. Our policy of limiting our aggregate borrowings to no more than 50% of the value of our properties’ value will have the effect of causing the aggregate debt to equal our net asset value. Such debt may be at a level that is higher than real estate investment trusts with similar investment objectives or criteria. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of stockholders’ investment.

We do not intend to incur mortgage debt on a particular real property unless we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected. In addition, because our goal is to be in a position to liquidate our assets within five years after the termination of this primary offering, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to investors than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.

If mortgage debt is unavailable at reasonable rates, we may not be able to refinance our properties, which could reduce the amount of cash distributions we can make.

When we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties at reasonable rates and our income could be reduced. If this occurs, it would reduce cash available for distribution to our stockholders, and it may prevent us from borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace Hartman Advisors as our advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We may incur indebtedness that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or finance and refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have an adverse effect on our operating cash flow and our ability to make distributions. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on stockholders’ investment.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and we do not qualify for a statutory safe harbor, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to qualify as a REIT. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income (including net capital gain), we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. There is no assurance that outside financing will be available to us. Even if available, the use of outside financing or other alternative sources of funds to pay distributions could increase our costs or dilute our stockholders’ equity interests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce your overall return.

To maintain our REIT status, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.

Our gains from sales of our assets are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. We will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless we qualify for a statutory safe harbor. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To maintain our REIT status, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. Our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. See “Material U.S. Federal Income Tax Considerations—Taxation of Steadfast Apartment REIT, Inc.—Requirements for Qualification—General.”

If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT status.

To maintain our REIT status, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Non-U.S. investors may be subject to FIRPTA on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled qualified investment entity”.

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition of such interest. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A REIT is a domestically controlled qualified investment entity if, at all times during a specified testing period (the continuous five year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

Retirement Plan Risks

If stockholders fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, affected stockholders could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, or ERISA, (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock. If a stockholder invests the assets of such a plan (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, the stockholder should determine that:

•	the investment is consistent with stockholders’ fiduciary obligations under ERISA and the Internal Revenue Code;
•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including plan or account’s investment policy;
•	the investment satisfies the prudence and diversification requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and/or the Internal Revenue Code;
•	the investment will not impair the liquidity of the plan or IRA;
•	the investment will not produce unrelated business taxable income, referred to as UBTI, for the plan or IRA;
•	the stockholder will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

Item 1B.   Unresolved Staff Comments

      None.

Item 2.      Properties

General

As of December 31, 2014 we owned nine commercial properties comprising approximately 1,377,422 square feet plus three pad sites.  We own four properties located in Richardson, Arlington, and Dallas, Texas, four properties located in Houston, Texas and one property located in San Antonio, Texas.

We do not directly manage our properties.  Hartman Income REIT Management, Inc. manages our properties pursuant to a property management agreement which is renewable annually.  Our board of directors has approved the renewal of the property management agreement which will expire on February 9, 2016.

In addition to property management, our property manager is also responsible for leasing our properties.  Our tenants consist of national, regional and local businesses.

Substantially all of our revenues consist of base rents and expense recoveries under leases that generally have terms that range from less than one year to 15 years.  A majority of our existing leases as of December 31, 2014 contain “rent bump” rental provisions which provide for increases in base rental amounts over the term of the lease.

Our Properties

As of December 31, 2014, our portfolio consists of nine properties. The following table provides summary information regarding our properties:

Name/Location	Rentable SF (1)	Date Acquired	Acquisition Cost	Annualized Base Rent (1)	% Leased (1)
Richardson Heights Shopping Center Richardson, TX	201,433	12/28/2010	$ 19,150,000	$ 2,159,437	68%
Cooper Street Plaza Arlington, TX	127,696	5/11/2012	$ 10,612,500	$ 1,355,581	92%
Bent Tree Green Dallas, TX	139,609	10/16/2012	$ 12,012,500	$ 2,273,314	88%
Parkway Plaza I & II Dallas, TX	136,506	3/15/2013	$ 9,490,000	$ 905,231	46%
Gulf Plaza Houston, Texas	120,651	3/11/2014	$ 13,950,000	$ 2,372,427	100%
Mitchelldale Business Park Houston, Texas	377,752	6/13/2014	$ 19,175,000	$ 2,166,464	93%
Energy Plaza I&II San Antonio, Texas	180,119	12/30/2014	$ 17,610,000	$ 3,453,018	95%
Timbercreek Atrium Houston, Texas	51,035	12/30/2014	$ 2,896,800	$ 645,078	79%
Copperfield Building Houston, Texas	42,621	12/30/2014	$ 2,419,200	$ 589,030	80%

(1)

Approximate

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2014:

Property Name	Location	Date Acquired	Gross Leasable Area SF	Percent Occupied 12.31.2014	Annualized Base Rental Revenue	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Richardson Heights	Richardson TX	12/2010	201,433	68%	$ 2,159,437	$ 15.82	$ 18.61
Cooper Street	Arlington TX	5/2012	127,696	92%	1,355,581	11.48	11.69
Total - Retail			329,129	77%	3,515,018	13.81	15.40
Office:
Bent Tree Green	Dallas TX	10/2012	139,609	88%	2,273,314	18.54	20.82
Parkway I & II	Dallas TX	3/2013	136,506	46%	905,231	14.31	15.09
Gulf Plaza	Houston TX	3/2014	120,651	100%	2,372,427	19.68	19.84
Energy Plaza	San Antonio TX	12/2014	180,119	95%	3,453,018	20.26	20.26
Timbercreek	Houston TX	12/2014	51,035	79%	645,078	15.92	15.92
Copperfield	Houston TX	12/2014	42,621	80%	589,030	17.35	17.35
Total – Office			670,541	82%	10,238,098	18.57	19.20
Industrial:
Mitchelldale	Houston TX	6/2014	377,752	93%	2,166,464	6.17	6.24
Total			1,377,422	84%	$ 15,919,580	$ 13.76	$ 14.43

Significant Tenants

The following table sets forth information about our five largest tenants as of December 31, 2014:

Tenant Name	Location	Annualized Rental Revenue	Percentage of Total Annualized Base Rental Revenues	Initial Lease Date	Year Expiring
Gulf Interstate Engineering	Houston, TX	$ 2,372,427	14.9%	3/01/2011	2018
Iced Tea With Lemon LLC	Richardson, TX	400,000	2.5%	8/01/2013	2028
Purdy-McGuire, Inc.	Dallas, TX	380,285	2.4%	10/30/2008	2019
Home Depot USA Inc.	Arlington, TX	340,476	2.1%	5/01/2002	2023
K&G Men’s Company Inc.	Arlington, TX	338,335	2.1%	7/01/2007	2017
Total		$ 3,831,523	24.0%

Lease Expirations

The following table shows lease expirations for our properties as of December 31, 2014 during each of the next ten years:

		Gross Leasable Area		Annualized Base Rent as of December 31, 2014
Year	No. of Leases	Approx. Sq. Ft.	% Of Total Occupied	Amount	Percent of Total
2015	50	149,242	13%	$ 1,673,304	11%
2016	57	165,968	14%	2,126,607	13%
2017	70	250,243	22%	3,289,110	21%
2018	48	240,839	21%	4,049,256	25%
2019	25	126,725	11%	1,821,256	11%
2020	13	77,840	7%	1,256,790	8%
2021	5	19,186	2%	301,040	2%
2022	4	9,118	1%	151,333	1%
2023	6	53,982	5%	744,472	5%
2024	5	18,199	2%	342,600	2%
Total	283	1,111,342	98%	$ 15,755,768	99%

(1)

Leases expiring beyond the period presented are not included in the table above, therefore the percent of total annualized base rents do not total 100%.

Location of Properties

Our properties, which represent continuing operations, are located in the Houston, Dallas and San Antonio metropolitan statistical areas (“MSAs”).  We believe that Texas MSAs long-term outlook remains positive.

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

Item 4.    Mine Safety Disclosures.

     Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

     As of December 31, 2014, we had 8,047,132 common shares issued and outstanding, held by a total of approximately 1,064 stockholders.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. On March 2, 2015, we announced our intention to terminate our follow-on public offering by December 31, 2015.  Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, merging our company with its affiliates followed by a listing of our shares of common stock on a national securities exchange. We currently anticipate that such a liquidity event may take place during the first or second fiscal quarter of 2016. However, our board of directors has not made a decision to pursue any specific liquidity event, and there can be no assurance that we will complete a liquidity event on the terms described above or at all.

To assist the Financial Industry Regulatory Authority, Inc., or FINRA, members and their associated persons that participate in our ongoing public offering of common stock, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  For these purposes, our advisor estimated the value of our common stock at $10.00 per share as of December 31, 2014. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our public offering is $10.00 per share. Pursuant to current rules and regulations, beginning in 2016 we will establish an estimated value per share based on the valuations of our assets and liabilities with the assistance of a third-party valuation expert.

This reported per share value is likely to differ from the price at which a stockholder could resell his or her shares of our common stock because (1) there is no public trading market for the shares at this time; (2) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets as of December 31, 2014, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets; (3) the estimated value does not take into account how market fluctuations affect the value of our investments; and (4) the estimated value does not take into account fees and expenses we pay with respect to our operations.

Use of Offering Proceeds From Registered Securities

On February 9, 2010, our Registration Statement on Form S-11 (File No. 333- 154750), registering a public offering of up to $250,000,000 in shares of our common stock to the public in our primary offering at a price of $10.00 per share and up to $23,750,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share, was declared effective by the SEC and we commenced our initial public offering. We terminated our initial public offering on April 25, 2013. As of the termination our initial public offering on April 25, 2013, we had accepted subscriptions for and issued 4,455,678 shares of our common stock, including 162,561 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in offering proceeds of $43,943,731. On July 16, 2013, our Registration Statement on Form S-11 (File No. 333-185336) registering our follow-on public offering was declared effective by the SEC and we commenced our follow-on offering. In our follow-on offering we are offering up to $200,000,000 in shares of our common stock to the public at $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share.

As of December 31, 2014, we had accepted subscriptions for, and issued 8,257,781 shares of our common stock in our initial public offering and our follow-on offering, including 532,589 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate offering proceeds of $80,437,603.

As of December 31, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering in the amounts set forth in the tables below. D.H. Hill Securities, LLLP, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 3,500,047	Actual
Finders’ fees	-	—
Expenses paid to or for underwriters	-	—
Other organization and offering costs	472,129	Actual
Total expenses	$ 3,972,176

Follow-On Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 1,938,183	Actual
Finders’ fees	-	—
Expenses paid to or for underwriters	-	—
Other organization and offering costs	737,348	Actual
Total expenses	$ 2,676,161

As of December 31, 2014, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $68,729,670, excluding $5,059,596 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan. For the year ended December 31, 2014, the ratio of the cost of raising capital to capital raised was approximately 9%.

We intend to use substantially all of the net proceeds from our public offerings to invest in a portfolio of real properties. As of December 31, 2014, we had used $54,798,152 of the net proceeds from our public offerings, plus debt financing, to purchase our nine investments in commercial properties. As of December 31, 2014, we had paid $2,682,900 of acquisition fees to our advisor.

Recent Sales of Unregistered Securities

For the year ended December 31, 2014, each of our two independent directors received a grant of 3,000 shares of restricted common stock as compensation for their service on our board of directors pursuant to our independent director compensation plan.  We issued 6,000 shares of restricted common stock in the aggregate to our independent directors in 2014 in fulfillment of shares granted for 2013 service on our board of directors.  For the year ended December 31, 2014, we issued 1,000 shares of restricted common stock to each of two executives of our advisor and our property manager.  As of December 31, 2014, a total of 28,875 shares of restricted common stock have been issued by us to our independent directors pursuant to the independent director compensation plan, and 8,000 shares of restricted common stock have been issued to executives of our advisor and our property manager pursuant to our omnibus stock incentive plan.

The shares of restricted stock issued pursuant to our omnibus stock incentive plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

Share Redemption Program

Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.  Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders.  The purchase price for shares redeemed under the share redemption program will be as set forth below.  Except for redemptions sought upon a stockholder’s death or qualifying disability or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price for shares redeemed under the redemption program will equal:

•

for shares that have been held for at least one year, the amount by which (a) the lesser of (1) 90% of the average gross price per share the original purchaser or purchasers of the shares paid to us, which we refer to as the “issue price,” for all of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 90% of the offering price of shares in our most recent primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments, or

•

for shares that have been held for at least two years, the amount by which (a) the lesser of (1) 92.5% of the average gross price per share the original purchaser or purchasers of the shares paid to us, which we refer to as the “issue price,” for all of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 92.5% of the offering price of shares in our most recent primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments, or

•

for shares that have been held for at least three years, the amount by which (a) the lesser of (1) 95% of the average gross price per share the original purchaser or purchasers of the shares paid to us, which we refer to as the “issue price,” for all of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 95% of the offering price of shares in our most recent primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments, or

•

for shares that have been held for at least four years, the amount by which (a) the lesser of (1) 97.5% of the average gross price per share the original purchaser or purchasers of the shares paid to us, which we refer to as the “issue price,” for all of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 97.5% of the offering price of shares in our most recent primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments, or

•

thereafter, the lesser of (1) 100% of the average issue price per share for all of the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our shares of common stock) or (2) 90% of our net asset value per share, as determined by the board of directors.

Our board of directors reserves the right in its sole discretion at any time to (1) waive the one-year holding period in the event of exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under a stockholder’s IRA, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms of our redemption program.

Subject to the limitations described and provided that the redemption request is made within 270 days of the event giving rise to the following special circumstances, we will waive the one-year holding requirement (a) upon the request of the estate, heir or beneficiary of a deceased stockholder or (b) upon the disability of  a stockholder or upon a stockholder’s confinement to a long-term care facility, provided that the condition causing such disability or need for long-term care was not preexisting on the date that such person became a stockholder.

The purchase price per share for shares redeemed upon the death or disability of the stockholder or upon such stockholder’s confinement to a long-term care facility will be equal to the amount by which (a) the average issue price per share for all of the stockholder’s shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the shares of common stock) exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments.

We intend to redeem shares quarterly under the program.  We will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the date of redemption.  Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus, if we had positive operating cash flow from the previous fiscal year, 1.0% of all operating cash flow from the previous fiscal year. These limitations apply to all redemptions, including redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. If those limitations prevent us from redeeming shares, those shares will remain in line to be redeemed with priority based on the date that the redemption is first requested.  The redemption price will be the value of the shares as of the date of redemption.  A stockholder may withdraw a request for redemption by submitting written instructions withdrawing its redemption request at any time prior to the date that we redeem the shares submitted.  A stockholder will have no right to request redemption of its shares if the shares are listed for trading on a national securities exchange.

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

For the years ended December 31, 2014 and December 31, 2013, we received 20 and 8 requests, respectively, for share redemptions pursuant to the terms of our share redemption program.  For the year ended December 31 2014, we redeemed 128,169 shares at a weighted average price of $9.34 per share.  For the year ended December 31, 2013, we redeemed 51,568 shares at weighted average price of $9.30 per share.  For the period from our initial offering effective date (February 9, 2009) to December 31, 2014, we received and fulfilled twenty-nine share redemption requests representing 206,830 of our shares of common stock.  Redemption prices paid were as set forth in our share redemption program.  The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2014, we had five unfulfilled redemption request representing 22,517 shares with a total redemption value of $209,929.  Four of the five pending redemption requests unfulfilled as of December 31, 2014 representing 20,017 shares were redeemed in January 2015.

During the three months ended December 31, 2014, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximately Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2014	20,016	8,907	$ 9.25	(2)
November 2014	2,150	-	-	(2)
December 2014	2,500	2,150	$ 9.00	(2)
Total	24,666	11,057	$ 9.22

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

Distribution Policy

To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

We declared distributions based on daily record dates for each day. Distributions declared for all record dates of a given month are paid approximately 20 days after month-end. Distributions are currently calculated at a rate of $0.001918 per share per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

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

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the years ended December 31, 2014 and 2013:

Period	Cash (1)	DRIP (1)(2)	Total
First Quarter 2014	$ 568,290	$ 535,309	$ 1,103,599
Second Quarter 2014	614,018	577,135	1,191,153
Third Quarter 2014	632,275	605,293	1,237,568
Fourth Quarter 2014	664,962	641,405	1,306,367
Total	$ 2,479,545	$ 2,359,142	$ 4,838,687

First Quarter 2013	$ 316,478	$ 311,276	$ 627,754
Second Quarter 2013	372,901	387,650	760,551
Third Quarter 2013	441,870	412,250	854,120
Fourth Quarter 2013	550,371	482,695	1,033,066
Total	$ 1,681,620	$ 1,593,871	$ 3,275,491

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.  Certain information in the table has been derived from the Company’s audited consolidated financial statements and notes thereto.  This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15, the Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  Our results of operations for the periods presented below are not indicative of those expected in future periods. We have not yet invested all of the proceeds received to date from our public offering and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations.

	As of December 31,
Balance Sheet Data	2014	2013	2012	2011	2010
Total real estate assets, at cost	$ 115,927,596	$ 56,992,904	$ 42,316,291	$ 18,968,145	$ 1,916,719
Total real estate assets, net	103,023,040	50,714,103	39,783,190	18,615,533	1,916,719
Total assets	120,436,234	53,001,036	44,831,501	26,455,723	2,553,264
Notes payable	59,617,848	2,300,000	15,000,000	9,575,000	-
Total liabilities	65,864,186	5,232,742	17,546,000	11,249,025	460,422
Total stockholders’ equity	54,572,048	47,768,294	27,285,501	15,206,698	2,092,842

	For the year ended December 31,
	2014	2013	2012	2011	2010
Operating Data
Total revenues	$ 12,166,430	$ 7,313,576	$ 3,611,616	$ 354,048	$ -
Net loss	(4,414,865)	(1,984,873)	(2,111,037)	(520,394)	(247,191)
Net loss per common share – basic and diluted	$ (0.63)	$ (0.40)	$ (0.80)	$ (0.61)	$ (5.31)

	For the year ended December 31,
	2014	2013	2012	2011	2010
Other Data
Cash flow provided by (used in)
Operating activities	$ 2,942,167	$ 1,200,651	$ 166,764	$ (153,830)	$ 78,404
Investing activities	(66,084,692)	(10,898,900)	(26,951,817)	(6,654,339)	-
Financing activities	67,428,081	9,779,393	19,406,585	13,612,008	2,472,019
Distributions paid	4,838,687	3,275,491	1,759,516	495,555	1,467
Distributions declared per common share (1)	$0.70	$0.70	$0.70	$0.70	$0.70
Weighted average number of common shares outstanding, basic and diluted	7,035,337	4,927,708	2,647,039	854,149	46,551
FFO (2)	$ 2,210,890	$ 1,760,827	$ 69,452	$ (373,256)	$ (247,191)
MFFO (2)	$ 3,612,165	$ 1,917,697	$ 715,457	$ 57,619	$ (247,191)

(1)

Distributions declared per common share for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 assumes each share was issued and outstanding each day of each year. Distributions currently declared are calculated at a rate of $0.001918 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. We paid our first monthly distribution payment in January 2011.

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

Overview

We were formed as a Maryland corporation on February 5, 2009 to invest in and operate real estate and real estate-related assets on an opportunistic basis.  We may acquire a wide variety of commercial properties, including office, industrial, retail, and other real properties.  These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In particular, we will focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential.  We also may invest in real estate-related securities and, to the extent that our advisor determines that it is advantageous, we may invest in mortgage loans.  We expect to make our investments in real estate assets located in the United States and other countries.  We intend to use substantially all of the net proceeds of our public offering to invest in a portfolio of real estate properties and other real estate-related investments.  As of December 31, 2014, we owned nine commercial real properties.  The number of assets we acquire will depend upon the number of shares sold in our public offering and the resulting amount of the net proceeds available for investment in properties.  See “Risk Factors.”

We elected under Section 856(c) of the Internal Revenue Code to be taxed as a REIT beginning with the taxable year ending December 31, 2011.  As a REIT we generally are not subject to federal income tax on income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year after the year in which we initially elected to be treated as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

Our Real Estate Portfolio

As of December 31, 2014, we owned the nine commercial real estate properties listed below:

Property Name	Location	Date Acquired	Gross Leasable Area SF	Percent Occupied 12.31.2014	Annualized Base Rental Revenue	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Richardson Heights	Richardson TX	12/2010	201,433	68%	$ 2,159,437	$ 15.82	$ 18.61
Cooper Street	Arlington TX	5/2012	127,696	92%	1,355,581	11.48	11.69
Total - Retail			329,129	77%	3,515,018	13.81	15.40
Office:
Bent Tree Green	Dallas TX	10/2012	139,609	88%	2,273,314	18.54	20.82
Parkway I & II	Dallas TX	3/2013	136,506	46%	905,231	14.31	15.09
Gulf Plaza	Houston TX	3/2014	120,651	100%	2,372,427	19.68	19.84
Energy Plaza	San Antonio TX	12/2014	180,119	95%	3,453,018	20.26	20.26
Timbercreek	Houston TX	12/2014	51,035	79%	645,078	15.92	15.92
Copperfield	Houston TX	12/2014	42,621	80%	589,030	17.35	17.35
Total – Office			670,541	82%	10,238,098	18.57	19.20
Industrial:
Mitchelldale	Houston TX	6/2014	377,752	93%	2,166,464	6.17	6.24
Total			1,377,422	84%	$ 15,919,580	$ 13.76	$ 14.43

2014 Property Acquisitions

Gulf Plaza

On March 11, 2014, we acquired a fee simple interest in Gulf Plaza located in the Energy Corridor of Houston, Texas, for an aggregate purchase price of $13,950,000, exclusive of closing costs.  We financed the acquisition of Gulf Plaza with proceeds from our public offering.  The Gulf Plaza property comprises approximately 120,651 which is fully leased to the property’s single tenant, Gulf Interstate Engineering.

Mitchelldale Business Park

On June 13, 2014, we acquired an office/industrial business park comprising approximately 377,752 square feet located in Houston, Texas, commonly known as Mitchelldale Business Park, for $19,175,000, exclusive of closing costs.  The Mitchelldale property was approximately 89% occupied at the acquisition date.  We financed the Mitchelldale acquisition with (1) proceeds from our public offering and (2) proceeds of a mortgage loan in the principal amount of $12,750,000.

Energy Plaza I&II

On December 30, 2014, we acquired a two building office complex comprising approximately 180,119 square feet located in San Antonio, Texas, commonly known as Energy Plaza I & II, for $17,610,000, exclusive of closing costs, from an unrelated party.  The Energy Plaza Property was approximately 95% occupied at the acquisition date.  We financed the acquisition of Energy Plaza I & II with (1) proceeds of our public offering and (2) the assumption of a mortgage loan in the outstanding principal amount of $10,362,573.

Copperfield and Timbercreek

On December 30, 2014, we acquired two suburban office buildings located in northwest Houston, Texas commonly known as the Copperfield Building and Timbercreek Atrium comprising approximately 42,621 square feet and 51,035 square feet, respectively, for $5,316,000, exclusive of closing costs.  The Copperfield Building and Timbercreek Atrium were each approximately 80% occupied at the acquisition date.  We financed the acquisition of the Copperfield Building and Timbercreek Atrium with proceeds from our public offering.

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

Revenue Recognition

Our leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space.  When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Accrued rents are included in accrued rent and accounts receivable, net.  In accordance with Accounting Standards Codification (“ASC”) 605-10-S99, Revenue Recognition, we will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursements and other income in the period the related costs are incurred.

Real Estate

Allocation of Purchase Price of Acquired Assets

       Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and buildings, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and leasehold improvements and value of tenant relationships, based in each case on their fair values. We utilize internal valuation methods to determine the fair values of the tangible assets of an acquired property (which includes land and buildings).

The fair values of above-market and below-market in-place lease values, including below-market renewal options for which renewal has been determined to be reasonably assured, are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) an estimate of fair market lease rates for the corresponding in-place leases and below-market renewal options, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease and renewal option values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental revenue over the remaining expected terms of the respective leases.

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

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of our reported net income (loss).

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2014 and 2013.

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

Goodwill

       Generally accepted accounting principles in the United States require us to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  We have the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if we elect to bypass the qualitative assessment, we perform a two-step impairment test.  In the first step, management compares the net book value of our carrying amount of goodwill at the balance sheet date. In the event our net book value is less than the carrying amount of goodwill, we proceed to step two and assesses the need to record an impairment charge. For the years ended December 31, 2014 and 2013 no goodwill impairment was recognized in the Company’s consolidated financial statements.

RESULTS OF CONTINUING OPERATIONS

Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013.

As of December 31, 2014 we owned nine commercial properties comprising approximately 1,377,422 square feet plus three pad sites.  We own four properties located in Richardson, Arlington, and Dallas, Texas, four properties located in Houston, Texas and one property located in San Antonio, Texas.  As of December 31, 2013 we owned four properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 605,244 square feet plus three pad sites.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the years ended December 31, 2014 and 2013 we had total rental revenues and tenant reimbursements of $12,166,430 and $7,313,576, respectively.  Revenues and operating expenses increased principally as a result of our acquisition of Gulf Plaza in March 2014 and Mitchelldale in June 2014.  Revenues for Parkway I & II, acquired in 2013, are included for the full year in 2014.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; depreciation and amortization expense; offering and organization costs; asset management and acquisition fees; and general and administrative expenses.  For the years ended December 31, 2014 and 2013 we had operating expenses of $14,877,149 and $8,698,309, respectively.  Operating expenses increased principally as a result of our acquisition of Gulf Plaza in March 2014 and Mitchelldale in June 2014.  Operating expenses for Parkway I & II, acquired in 2013, are included for the full year in 2014.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees were $548,902 and $369,659 for the years ended December 31, 2014 and 2013, respectively.  Acquisition costs were $1,401,275 and $156,870 for the years ended December 31, 2014 and 2013, respectively, related to the acquisition of our properties.  We paid property management and leasing commissions to our property manager in connection with the management and leasing of our properties.  For the years ended December 31, 2014 and 2013 we paid our Property Manager $503,667 and $272,799, respectively for property management fees and $1,048,023 and $247,981, respectively for leasing commissions.

Real estate taxes and insurance – Real estate taxes and insurance were $2,015,312 and $1,305,578 for the years ended December 31, 2014 and 2013, respectively.  Real estate taxes and insurance increased as a result of the acquisition of the Gulf Plaza property in March 2014 and the Mitchelldale property in June 2014.  Real estate taxes and insurance for the Parkway property acquired in March 2013 are included for the full year in 2014.

Depreciation and amortization – Depreciation and amortization were $6,625,755 and $3,745,700 for the years ended December 31, 2014 and 2013, respectively.  Depreciation and amortization increased as a result of the acquisition of the Gulf Plaza property in March 2014 and the Mitchelldale property in June 2014.  Depreciation and amortization for the Parkway property acquired in March 2013 are included for the full year in 2014.

General and administrative expenses - General and administrative expenses were $758,971 and $696,435 for the years ended December 31, 2014 and 2013, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs - We have incurred certain expenses in connection with our organization and registering to sell common shares.  These costs principally relate to professional and filing fees.  As of December 31, 2014, such costs totaled $1,629,291 and have been expensed as incurred since February 5, 2009, the date of inception.  For the years ended December 31, 2014 and 2013 organization and offering costs were $463,655 and $543,943, respectively.

Net loss – We incurred net losses of $4,414,865 and $1,984,873 for the years ended December 31, 2014 and 2013, respectively.  The net loss for the year ended December 31, 2014 is primarily attributable to (i) asset acquisition fees and (ii) depreciation and amortization expense related to the properties owned.

Funds From Operations and Modified Funds From Operations

 Funds From Operations (“FFO”) is a non-GAAP financial measure defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, which we believe is an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT in conjunction with net income.  FFO is used by the REIT industry as a supplemental performance measure.  FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper").  The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.  Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed.  We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative.  Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time.  An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset.  Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred.  While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Historical accounting for real estate involves the use of GAAP.  Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP.  Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of the our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.  However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance.  The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses.  Management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases.  As disclosed in the prospectus for our public offering (the “Prospectus”), we will use the proceeds raised in the offering to acquire properties, and intends to begin the process of achieving a liquidity event (i.e., listing of its common stock on a national exchange, a merger or sale with another similar transaction) within five to ten years of the completion of our initial public offering.  The Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as Modified Funds From Operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above.  MFFO is not equivalent to tour net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our public offering has been completed and our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.  Further, we believe MFFO is useful in comparing the sustainability of the our operating performance after our public offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our public offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010.  The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.  The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses.  We do not currently exclude amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.  Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income.  These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors.  All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.  Accordingly, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired.  MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics to us.  Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities.  In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.  As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the advisor if there are no further proceeds from the sale of shares in our public offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter.  As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner.  We believe that its use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors.  For example, acquisitions costs are funded from the proceeds of our public offering and other financing sources and not from operations.  By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties.  Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance.  By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund its cash needs including its ability to make distributions to its stockholders.  FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.  MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed.  FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust its calculation and characterization of FFO or MFFO.

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2014, 2013 and 2012, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss.

	December 31,
	2014	2013	2012
Net loss	$ (4,414,865)	$ (1,984,873)	$ (2,111,037)
Depreciation and amortization of real estate assets	6,625,755	3,745,700	2,180,489
Funds from operations (FFO)	2,210,890	1,760,827	69,452

Acquisition related expenses	1,401,275	156,870	646,005
Modified funds from operations (MFFO)	$ 3,612,165	$ 1,917,697	$ 715,457

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through December 31, 2014:

Period	Cash (1)	DRIP (2)(3)	Total	Net Cash Provided by (used in) Operating Activities
Period From inception to December 31, 2010(2)	$ -	$ -	$ -	$ 78,404
First Quarter 2011	20,555	20,363	40,918	(80,884)
Second Quarter 2011	44,563	50,974	95,537	(64,102)
Third Quarter 2011	69,559	69,516	139,075	(51,262)
Fourth Quarter 2011	119,000	101,025	220,025	42,418
First Quarter 2012	174,784	149,574	324,358	(513,052)
Second Quarter 2012	208,865	194,091	402,956	(930,975)
Third Quarter 2012	236,090	246,096	482,186	236,450
Fourth Quarter 2012	271,424	278,592	550,016	1,374,341
First Quarter 2013	316,478	311,276	627,754	(204,928)
Second Quarter 2013	372,901	387,650	760,551	592,968
Third Quarter 2013	441,870	412,250	854,120	(103,725)
Fourth Quarter 2013	550,371	482,695	1,033,066	916,336
First Quarter 2014	568,290	535,309	1,103,599	435,759
Second Quarter 2014	614,018	577,135	1,191,153	588,753
Third Quarter 2014	632,275	605,293	1,237,568	637,047
Fourth Quarter 2014	664,962	641,405	1,306,367	1,280,608
Total	$5,306,005	$5,063,244	$ 10,369,249	$ 4,234,156

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

For the year ended December 31, 2014, we paid aggregate distributions of $4,838,687.  During the same period, cash provided by operating activities was $2,942,167 and our FFO was $2,210,890.  For the year ended December 31, 2013, we paid aggregate distributions of $3,275,491. During the same period, cash provided by operating activities was $1,200,651 and our FFO was $1,760,827.   For the period from inception to December 31, 2014, we paid aggregate distributions of $10,369,249.  Of the $10,369,249 in distributions we paid in the period from January 20, 2011 (the date we first paid distributions) to December 31, 2014, $5,306,005, or approximately 51% was paid in cash, and $5,063,244, or approximately 49%, was paid pursuant to our distribution reinvestment plan in the form of additional shares of common stock.  Our net loss from inception through December 31, 2014 was $9,610,346.  For the period from inception through December 31, 2014, net cash provided by operations was $4,234,156.  From inception through December 31, 2014, FFO was $3,088,736.  For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31:

	2014	2013
Ordinary income (unaudited)	27.7%	24.5%
Return of capital (unaudited)	72.3%	75.5%
Capital gains distribution (unaudited)	- %	- %
Total	100.0%	100.0%

Liquidity and Capital Resources

 As of December 31, 2014, we had issued 8,257,781 shares of our common stock in our initial and follow-on public offerings, including 532,589 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $80,437,603.

Our principal demands for funds are and will continue to be for real estate and real estate-related acquisitions, for the payment of operating expenses, for the payment of interest on our outstanding indebtedness, and for the payment of distributions,.  Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations and we expect to meet cash needs for acquisitions from the net proceeds of our public offering and from financings.

There may be a delay between the sale of our shares and the purchase of properties or other investments, which could result in a delay in our ability to make distributions to our stockholders.  Some or all of our distributions have been and may continue to be paid from other sources, such as from the proceeds of our public offering, cash advances to us by our advisor, cash resulting from a waiver of asset management fees and borrowings secured by our assets in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fund fully the payment of distributions.  We may have little, if any, cash flow from operations available for distribution until we make substantial investments and those investments stabilize.  In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of December 31, 2014, our outstanding secured debt is $59,617,848.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of December 31, 2014 we had continuing operations from nine commercial real estate properties versus four properties owned as of the end of 2013.  Three of the nine properties owned as of the end of 2014 were acquired on December 30, 2014.  During the year ended December 31, 2014, net cash provided by operating activities was $2,942,167 versus $1,200,651 net cash provided by operating activities for the year ended December 31, 2013.  The primary increase in cash flow from operating activities is attributable to the increase in the number of operating properties we owned.  We expect cash flows from operating activities to increase in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the year ended December 31, 2014, net cash used in investing activities was $66,084,692 versus $10,898,900 for the year ended December 31, 2013 and consisted primarily of cash used for the acquisitions of real estate properties.  In 2014, we acquired five commercial real estate properties for $56,051,000 versus one commercial real estate property acquired in 2013 for $9,490,000.  Cash flows used in investing activities for the year ended December 31, 2014 includes $7,100,000 of restricted cash proceeds available in connection with financing and refinancing activities which occurred in 2014.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders.  Net cash provided by financing activities for the years ending December 31, 2014 and 2013, respectively, was $67,428,081 and $9,779,393 and consisted of the following:

•

$13,714,251 and $24,209,166, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $836,415 and $673,614, respectively; and,

•

$56,193,375 and $(12,748,151), respectively of cash provided by and (paid to) in respect of net refinancing of notes payable; and,

•

$2,479,545 and $1,681,622, respectively of net cash distributions, after giving effect to distributions reinvested by stockholders of $2,359,142 and $1,593,871, respectively.

Discontinued Operations

During the year ended December 31, 2012 we acquired a retail shopping located in Houston, Texas (the “Harwin Property”).  Subsequent to the acquisition of the Harwin Property, our board of directors approved the sale of the property to an affiliate (See Item 13 – Transactions with Related Persons).  The Harwin Property is accounted for as a discontinued operation in the accompanying consolidated financial statements.  The net income from discontinued operations was $0 and $166,641 for the years ended December 31, 2014 and 2013, respectively.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2014, our borrowings were not in excess of 300% of the value of our net assets.

In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor. We expect to make payments to our advisor or its affiliates in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets, the management of the development or improvement of our assets and costs incurred by our advisor in providing services to us.

As of December 31, 2014, we had notes payable totaling an aggregate principal amount of $59,617,848. For more information on our outstanding indebtedness, see Note 7 (Notes Payable) to the consolidated financial statements included in this annual report.

The following is a summary of our contractual obligations as of December 31, 2014:

Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt obligations (1)	$ 59,617,848	$ 1,146,255	$ 2,459,635	$ 2,704,667	$ 53,307,291
Interest payments on outstanding debt obligations(2)	39,597,322	2,802,874	5,438,623	5,193,591	26,162,234
Purchase obligations(3)	-	-	-	-	-
Total	$ 99,215,170	$ 3,949,129	$ 7,898,258	$ 7,898,258	$ 79,469,525

(1)

Amounts include principal payments only.

(2)

Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2014.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of December 31, 2014.

Off-Balance Sheet Arrangements

     As of December 31, 2014 and 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” and Note 10 (Related Party Transactions) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.

Review of our Investment Policies

Our board of directors, including our independent directors, has reviewed our investment policies as described in this Annual Report and determined that such policies are in the best interests of our stockholders based on the following factors: (1) such policies increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) our executive officers and directors and the affiliates of our advisor have expertise with the type of real estate investments we seek; (3) there are sufficient property acquisition opportunities with the attributes that we seek; and (4) borrowings should enable us to purchase assets and earn income more quickly, thereby increasing the likelihood of generating income for our stockholders and preserving stockholder capital.

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

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item 8 can be found beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 13d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15(d)-15(f).  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Frame work) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended December 31, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Allen R. Hartman	63	Chairman of the Board, Chief Executive Officer and President
Jack I. Tompkins	69	Independent Director
Richard R. Ruskey	60	Independent Director
Louis T. Fox, III	54	Chief Financial Officer, Secretary and Treasurer
Katherine N. O’Connell	50	General Counsel

Allen R. Hartman, age 63, has served as our CEO and Chairman of our Board of Directors since February 2009 and has served as President of our advisor, Hartman Advisors, since March 2009, and as President of our property manager, HIR Management, since January 2008. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 18 privately offered programs and two publicly offered programs, including our current public offering, which invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, Inc., a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired 80 commercial real estate properties, raised over $300 million of investor equity and acquired more than $400 million in commercial real estate assets in various private and public real estate investment programs.  Currently, Mr. Hartman oversees a staff of 60 employees who manage 38 commercial properties encompassing over 5.0 million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program.  Mr. Hartman attended the University of Colorado and studied Business Administration.

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

Jack I. Tompkins, age 69, has served as an independent director of the Company since our inception in February, 2009.  Mr. Tompkins has served since 1998 as Chairman & CEO of ARTA Equity Advisors, L.L.C., which was formed to engage in various entrepreneurial opportunities. After obtaining his MBA from Baylor University, Mr. Tompkins began his career with Arthur Young & Co., working as a certified public accountant there for three years before joining Arthur Andersen, L.L.P., where he was elected to the partnership in 1981 and served until 1988. While at Andersen he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. From 1988 until October 1996, Mr. Tompkins served as Chief Financial Officer, Senior Vice President and Chief Information, Administrative & Accounting Officer of a large publicly traded energy company. Corporate functions reporting to Mr. Tompkins included financial planning, risk management, tax, accounting, information systems, administration and internal audit. Mr. Tompkins served as Chairman & CEO of Automotive Realty Trust Company of America from its inception in 1997 until its sale to a publicly traded REIT in January 1999. Automotive Realty was formed to engage in the business of consolidating real estate properties owned by automobile dealerships into a REIT. From March to September of 1999, Mr. Tompkins served as interim Executive Vice President and CFO of Crescent Real Estate Equities as the Company restructured. Mr. Tompkins served as an independent director of Hartman XIX from July 2009 until March 2010 and as an independent director of Hartman Income REIT from January 2008 until July 2009. Mr. Tompkins previously served on the board of directors of Bank of America Texas and Michael Petroleum Corp. He is a member of American Institute of Certified Public Accountants.

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

Richard R. Ruskey, age 60, has served as an independent director of the Company since April 2011.  Mr. Ruskey began his professional career in 1978 as a Certified Public Accountant with the accounting firm of Peat, Marwick, Mitchell, & Co. in St. Louis, Missouri where he obtained extensive experience in both the audit and tax departments.  In 1983 he joined the firm of Deloitte, Haskins, & Sells as a manager in the tax department.  In 1986 Mr. Ruskey transitioned into the security brokerage industry as the chief financial officer of Westport Financial Group.  Within a one year period he became a full-time broker and due diligence officer for the firm.  In 1990 he continued his career in financial services by joining the broker dealer firm of R. T. Jones Capital Equities, Inc. where he served as due diligence officer.  In June 2010 Mr. Ruskey joined the broker dealer firm of Moloney Securities Co. Inc. where he currently serves as an investment broker and due diligence officer.  Mr. Ruskey received dual B.S. degrees in Accounting and Finance in 1978 from Southern Illinois University – Carbondale. He is a Certified Public Accountant and Certified Financial Planner and is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He has been an active investor in numerous real estate and business ventures throughout his 30 year career in financial services.

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

Louis T. Fox, III, age 54, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our advisor and our property manager. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining Hartman Management (now, HIR Management) in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. Fox is a former practicing certified public accountant. He received a Bachelor of Arts degree in accounting from the University of Texas at San Antonio. He started his career as a tax accountant with Arthur Andersen & Co.

Katherine N. O’Connell, age 50, is our General Counsel. Mrs. O’Connell also serves as General Counsel for both our advisor and property manager. In this capacity, Mrs. O’Connell manages our advisor’s in-house legal department and is responsible for all legal matters affecting the Hartman companies. Before joining Hartman Income REIT Management in November 2013, Mrs. O’Connell acted as project manager for a reconstruction and environmental remediation matter from July 2011 to August 2013.  Mrs. O’Connell has spent over 20 years in corporate and private practice, primarily in real estate, corporate law, bankruptcy and civil litigation including her clerkship for the Honorable Wayne R. Andersen, U.S. District Court for the Northern District of Illinois from 1993 to 1995.  Mrs. O’Connell served as Counsel To The Real Estate and Litigation groups at Gardner, Carton & Douglas LLP from 1996 to 2005.  Mrs. O’Connell served as Senior Attorney to the Corporate/Real Estate group at BP America, Inc. from 2005 to June 2011.  Mrs. O’Connell graduated from the University of Illinois with a B.A. degree in Political Science and continued her education at the American University, Washington College of Law where she received her J.D.

Meetings and Committees of the Board of Directors

       Our board of directors met four times during 2014 and all of our directors attended such meetings.  The members of our Audit Committee met four times with our independent registered public accounts.  The members of the Audit, Compensation and Nominating and Governance Committees met one time during 2014 to review, consider and report the functions, duties and obligations of the various committees called for by the respective committee charters.

Board Committees

Audit Committee

Our board of directors has established and Audit Committee.  The Audit Committee meets on a regular basis at least four times a year. Our Audit Committee is comprised of our two independent directors, Jack Tompkins and Richard Ruskey. Our Board of Directors has adopted an Audit Committee Charter, a copy of which is posted on www.hartmaninvestment.com. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent auditors; to periodically review the auditors’ independence; and to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls that management has established, and the audit and financial reporting process.  All members of the audit committee have significant financial experience.  Our board of directors has determined that Mr. Tompkins satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”

Compensation Committee

Our board of directors has established a Compensation Committee to assist the board of directors in discharging its responsibility in all matters of compensation practices, including any salary and other forms of compensation for our officers and our directors, and employees in the event we ever have employees. Our Compensation Committee is comprised of our two independent directors, Jack Tompkins and Richard Ruskey. Our Board of Directors has adopted our Compensation Committee Charter, a copy of which is posted on www.hartmaninvestment.com. The primary duties of the Compensation Committee include reviewing all forms of compensation for our executive officers, if any, and our directors; approving all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares; and advising on changes in compensation of members of the Board of Directors.

Nominating and Corporate Governance Committee

Our board of directors has established a Nominating and Corporate Governance Committee (“Nominating Committee”). Our Nominating Committee is comprised of our two independent directors, Jack Tompkins and Richard Ruskey. Our Board of Directors has adopted our Nominating Committee Charter, a copy of which is posted on www.hartmaninvestment.com. The Nominating Committee will recommend nominees to serve on our Board of Directors. The Nominating Committee will consider nominees recommended by stockholders if submitted to the committee in accordance with the procedures specified in our bylaws. Generally, this requires that the stockholder send certain information about the nominee to our corporate secretary between 120 and 150 days prior to the first anniversary of the mailing of notice for the annual meeting held in the prior year. Because our directors take a critical role in guiding our strategic direction and oversee our management, board candidates must demonstrate broad-based business and professional skills and experiences, concern for the long-term interests of our stockholders, and personal integrity and judgment. In addition, directors must have time available to devote to board activities and to enhance their knowledge of our industry. The Nominating Committee is responsible for assessing the appropriate mix of skills and characteristics required of board members in the context of the perceived needs of the board at a given point in time and shall periodically review and recommend for approval by the board any updates to the criteria as deemed necessary. Diversity in personal background, race, gender, age and nationality for the board as a whole may be taken into account favorably in considering individual candidates. The nominating committee will evaluate the qualifications of each director candidate against these criteria in making its recommendation to the Board concerning nominations for election or reelection as a director. The process for evaluating candidates recommended by our stockholders pursuant to our bylaws will be no different than the process for evaluating other candidates considered by the Nominating Committee.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics which contains general guidelines for conducting our business and is designed to help directors, employees and consultants resolve ethical issues in an increasingly complex business environment. The Code of Business Conduct and Ethics applies to all of our officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of our board of directors. A copy of our Code of Business Conduct and Ethics is posted at the internet at www.hartmaninvestment.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2014, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2014, except as follows:

•

due to an administrative oversight, Form 3 was not timely filed in 2010 by Mr. Tompkins and in 2011 by Mr. Ruskey; and

•

due to an administrative oversight, a Form 4 was not timely filed in September 2014 to report the issuance of 3,000 shares of restricted common stock to each of Mr. Tompkins and Mr. Ruskey in connection with their continuing service as non-employee members of our board of directors.

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

Compensation of our Directors

       The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2014.  Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	All Other Compensation (2)	Total
Allen R. Hartman	$ -	$ -	$ -
Jack I. Tompkins	16,000	30,000	46,000
Richard R. Ruskey	16,000	30,000	46,000
	$ 32,000	$ 60,000	$ 92,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”

(2)

As described below under “Independent Directors Compensation Plan,” each of Messrs. Tompkins and Ruskey has received shares of restricted common stock as non-cash compensation for their service as independent members of our Board of Directors.  Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Cash Compensation

       We pay each of our independent directors an annual retainer of $10,000, plus $1,000 per board meeting attended and $500 per committee meeting attended; provided, however, we do not pay an additional fee to our directors for attending a committee meeting when the committee meeting is held on the same day as a board meeting.  We also reimburse all directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

Equity Plan Compensation

       We have approved and adopted an omnibus stock incentive plan.  Under our omnibus stock incentive plan, each of our current independent directors was entitled to receive 3,000 shares of restricted common stock in connection with the initial meeting of our full board of directors. Going forward, each new independent director that joins our board of directors receives 3,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 3,000 shares of restricted common stock. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected.  As of December 31, 2014, 27,000 shares of restricted common stock have been granted to our current independent directors.

Compensation Committee Interlocks and Insider Participation

       We do not separately compensate our executive officers.  During the fiscal year ended December 31, 2014, our executive officers, Messrs. Hartman and Fox and Mrs. O’Connell, each served as executive officers of our advisor and property manager.  In addition, Mr. Hartman served as a director of Hartman Income REIT, Inc.  Since Messrs. Hartman and Fox and Mrs. O’Connell are also officers of our advisor and its affiliates; they did not receive any separate compensation from us for service as our executive officers and/or directors, and also did not receive any separate compensation for their service as executive officers and/or directors of those entities.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners

The following table sets forth information as of March 23, 2015, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 9,053,901 shares of common stock outstanding as of March 23, 2015. The address of each beneficial owner listed below is c/o Hartman Short Term Income Properties XX, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	21,981	0.2
Louis T. Fox, III	-	-
Katherine N. O’Connell	-	-
Jack I. Tompkins	15,750	*
Richard R. Ruskey	11,250	*
All Officers and Directors as a group	48,981	0.5

* Represents less than 1% of the outstanding common stock.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options warrants and similar rights held by the respective person or group which may be exercised within 60 days following December 31, 2014. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

Includes 19,000 shares owned by Hartman XX Holdings and 2,981 shares owned by Mrs. Allen (Lisa) Hartman.  Mr. Hartman is the sole stockholder of Hartman XX Holdings and controls the voting and disposition decisions of Hartman XX Holdings.

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

•

We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the period from January 1, 2010 to December 31, 2014, we incurred acquisition fees of $2,682,900 in connection with the acquisitions.

•

We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses).  For the fiscal years ended December 31, 2014 and 2013 we incurred asset management fees payable to our advisor of $548,902 and $369,659, respectively.

•

We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor.  For the fiscal years ended December 31, 2014 and 2013 we had not paid our advisor any debt financing fees.

•

If our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.  We pay our advisor a disposition fee of 3.0% of the contract sales price of each property sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of a real property or real estate-related asset. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the fiscal years ended December 31, 2014 and 2013 we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the Advisory Agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below, subject to the limitations described under the heading “2%/25% Guidelines.”

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Hartman Income REIT Management, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of properties. Pursuant to the management agreement, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the fiscal years ended December 31, 2014 and 2013 we have paid property management fees of $503,667 and $272,799, respectively, to our property manager.

Transactions with Related Persons

On February 7, 2014 we entered into a purchase agreement to acquire an office building in the Energy Corridor of Houston, Texas.  On March 11, 2014 we completed the purchase of the property, commonly known as Gulf Plaza.  The property was acquired from fourteen tenant-in-common investors including Hartman Gulf Plaza Acquisitions, LP (“Acquisitions”) which owned 1% of Gulf Plaza.  Acquisitions is an affiliate of Hartman Income REIT Management, Inc., our property manager, which indirectly owns approximately 15% of Acquisitions.  Approximately 10% of Acquisitions is owned by Allen Hartman, our President and CEO, or his affiliates.  Gulf Plaza was acquired through a wholly-owned subsidiary of the Company for $13,950,000.

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

Director Independence

As required by our charter, a majority of the members of our Board of Directors must qualify as “independent directors,” as such term is defined by our charter. Our charter defines independent director in accordance with the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. As defined in our charter, an independent director is a person who is not, on the date of determination, and within the last two years from the date of determination been, directly or indirectly, associated with our sponsor or our advisor by virtue of (1) ownership of an interest in our sponsor, our advisor, or any of their affiliates; (2) employment by our sponsor, our advisor, or any of their affiliates; (3) service as an officer or director of our sponsor, our advisor, or any of their affiliates (other than as one of our directors); (4) performance of services, other than as a director, for us; (5) service as a director or trustee of more than three real estate investment trusts organized by our sponsor or advised by our advisor; or (6) maintenance of a material business or professional relationship with our sponsor, our advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us.

We have a three-member board of directors. One of our directors, Allen R. Hartman, is affiliated with our sponsor and its affiliates, and we do not consider Mr. Hartman to be an independent director.  After review of all relevant transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent registered public accounting firm, our board has determined that Messrs. Tompkins and Ruskey, who comprise the majority of our board, qualify as independent directors as defined in our charter.

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The audit committee has engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2014 and 2013.  The audit committee reserves the right to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and our stockholders.

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

All services rendered to us by Weaver for the years ended December 31, 2014 and 2013 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver professional accounting services for the years ended December 31, 2014 and 2013 are set forth in the table below.

	2014	2013
Audit fees	$ 119,913	$ 112,000
Audit related fees	33,000	79,000
Tax fees	7,150	5,350
Total	$ 160,063	$ 196,350

For purposes of the preceding table, Weaver’s professional fees are classified as follows:

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)

Exhibits

Exhibits.  The index of exhibits below is incorporated herein by reference.

(b)

Financial Statement Schedules

Financial Statement Schedules. Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization is include herein at page F-21 of this Annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman	Date: March 27, 2015
Allen R. Hartman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: March 27, 2015
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

By:	/s/ Allen R. Hartman	Date: March 27, 2015
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: March 27, 2015
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jack I. Tompkins	Date: March 27, 2015
Jack I. Tompkins, Director

By:	/s/ Richard R. Ruskey	Date: March 27, 2015
Richard R. Ruskey, Director

EXHIBIT INDEX

Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed February 1, 2012)
3.1.1	First Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1to the Company’s Form 10-K filed April 12, 2012)
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
10.5

Economic Development and Incentive Agreement by and between the City of Richardson, Texas and Hartman Richardson Heights Properties, LLC (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed August 14, 2012)

10.6

Loan Agreement, dated May 11, 2012, by and among Texas Capital Bank, NA and Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 18, 2012)

10.7

Promissory Note, dated May 11, 2012, by Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed May 18, 2012)

10.8

Assignment and Subordination of Management Agreement, dated as of May 11, 2012, by and between Hartman Richardson Heights Properties, LLC, Hartman Income REIT Management, Inc. and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed May 18, 2012)

10.9

Assignment and Subordination of Management Agreement, dated as of May 11, 2012, by and between Hartman Cooper Street Plaza, LLC, Hartman Income REIT Management, Inc. and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed May 18, 2012)

10.10

Assignment of Rents, dated as of May 11, 2012, by and between Hartman Richardson Heights Properties, LLC and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed May 18, 2012)

10.11

Assignment of Rents, dated as of May 11, 2012, by and between Hartman Cooper Street Plaza, LLC and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed May 18, 2012)

10.12

Assignment of Licenses, Permits and Contracts, dated as of May 11, 2012, by and between Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., Hartman Cooper Street Plaza, LLC, and Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed May 18, 2012)

10.13

Guaranty Agreement (Validity), dated as of May 11, 2012, by Allen R. Hartman as guarantor in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed May 18, 2012)

10.14

Real Property and Company Management Agreement, dated as of March 26, 2012, by and among Hartman Cooper Street Plaza, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed May 18, 2012)

10.15

Loan Modification Agreement, dated October 16, 2012, by and among Texas Capital Bank, NA and Hartman Bent Tree Green, LLC; Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2012)

10.16

Promissory Note, dated October 16, 2012, by Hartman Bent Tree Green, LLC; Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2012)

10.17

Real Property Management Agreement, dated as of October 16, 2012, by and among Hartman Bent Tree Green, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 19, 2012)

10.18

Loan Modification Agreement dated as of March 15, 2013 by and among Hartman Parkway LLC, Hartman Bent Tree Green, LLC; Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 21, 2013)

10.19

Amended and Restated Promissory Note dated as of March 15, 2013 by and among Hartman Parkway LLC, Hartman Bent Tree Green, LLC; Hartman Richardson Heights Properties, LLC, Hartman Short Term Income Properties XX, Inc., and Hartman Cooper Street Plaza, LLC in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 21, 2013)

10.20

Real Property Management Agreement, dated as of March 15, 2013, by and among Hartman Parkway, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 21, 2013)

10.21

Purchase and Sale Agreement and Escrow Instructions, dated as of February 7, 2014, by and between Hartman Gulf Plaza Acquisitions L.P. and Hartman Short Term Income Properties XX, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 7, 2014)

10.22

Agreement of Sales and Purchase, dated as of March 12, 2014, by and between AFS NW Business Park, L.P. and Hartman Short Term Income Properties XX, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 14, 2014)

10.23

First Amendment to Agreement of Sale and Purchase, dated as of April 10, 2014, by and between AFS NW Business Park, L.P. and Hartman Short Term Income Properties XX, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 17, 2014)

10.24

Loan Modification Agreement, dated June 13, 2014, by and among Texas Capital Bank, NA and Hartman Richardson Heights Properties, LLC, Hartman Cooper Street Plaza, LLC, Hartman Bent Tree Green LLC, Hartman Parkway LLC and Hartman Short Term Income Properties XX, Inc. (Incorporated by reference to

Exhibit 10.1 to the Company’s Form 8-K filed June 19, 2014)

10.25

Loan Agreement by and between Hartman Mitchelldale Business Park, LLC and Security Life of Denver Insurance Company, dated as of June 13, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 19, 2014)

10.26

Promissory Note, dated as of June 13, 2014, by Hartman Mitchelldale Business Park, LLC, in favor of Security Life of Denver Insurance Company (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 19, 2014)

10.27

Real Property Management Agreement, dated as of June 13, 2014, by and among Hartman Mitchelldale  Business Park, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed June 19, 2014)

10.28

Assignment, Consent and Subordination Regarding Management Agreement dated June 30, 2014 in favor of Security Life of Denver Insurance Company – Mitchelldale (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed June 19, 2014)

10.29

Assignment of Rents and Leases, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Mitchelldale (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed June 19, 2014)

10.30

Limited Guaranty, dated as of June 13, 2013 in favor of Security Life of Denver Insurance Company – Mitchelldale (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed June 19, 2014)

10.31

Affiliate Guaranty, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Mitchelldale (Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed June 19, 2014)

10.32

Loan Agreement by and between Hartman Richardson Heights Properties, LLC and Security Life of Denver Insurance Company, dated as of June 13, 2014 (Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed June 19, 2014)

10.33

Promissory Note, dated as of June 13, 2014, by Hartman Richardson Heights Properties, LLC, in favor of Security Life of Denver Insurance Company (Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed June 19, 2014)

10.34

Assignment of Rents and Leases, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Richardson Heights (Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed June 19, 2014)

10.35

Assignment of Rents and Leases (2nd Assignment), dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Richardson Heights (Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed June 19, 2014)

10.36

Assignment, Consent and Subordination Regarding Management Agreement, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Richardson Heights (Incorporated by reference to

Exhibit 10.14 to the Company’s Form 8-K filed June 19, 2014)

10.37

Limited Guaranty, dated as of June 13, 2013 in favor of Security Life of Denver Insurance Company – Richardson Heights (Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed June 19, 2014)

10.38

Affiliate Guaranty, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Richardson Heights (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed June 19, 2014)

10.39

Loan Agreement by and between Hartman Cooper Street Plaza, LLC and Security Life of Denver Insurance Company, dated as of June 13, 2014 (Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed June 19, 2014)

10.40

Promissory Note, dated as of June 13, 2014, by Hartman Cooper Street Plaza, LLC, in favor of Security Life of Denver Insurance Company(Incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed June 19, 2014)

10.41

Assignment of Rents and Leases, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Cooper Street (Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed June 19, 2014)

10.42

Assignment of Rents and Leases (2nd Assignment), dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Cooper Street (Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed June 19, 2014)

10.43

Assignment, Consent and Subordination Regarding Management Agreement, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company –  Cooper Street (Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed June 19, 2014)

10.44

Limited Guaranty, dated as of June 13, 2013 in favor of Security Life of Denver Insurance Company – Cooper Street (Incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K filed June 19, 2014)

10.45

Affiliate Guaranty, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Cooper Street (Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed June 19, 2014)

10.46

Loan Agreement by and between Hartman Bent Tree Green, LLC and Security Life of Denver Insurance Company, dated as of June 13, 2014 (Incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K filed June 19, 2014)

10.47

Promissory Note, dated as of June 13, 2014, by Hartman Bent Tree Green, LLC, in favor of Security Life of Denver Insurance Company (Incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed June 19, 2014)

10.48

Assignment of Rents and Leases, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Bent Tree Green (Incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K filed June 19, 2014)

10.49

Assignment of Rents and Leases (2nd Assignment), dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Bent Tree Green (Incorporated by reference to Exhibit 10.27 to the Company’s Form 8-K filed June 19, 2014)

10.50

Assignment, Consent and Subordination Regarding Management Agreement, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Bent Tree Green (Incorporated by reference to Exhibit 10.28 to the Company’s Form 8-K filed June 19, 2014)

10.51

Limited Guaranty, dated as of June 13, 2013 in favor of Security Life of Denver Insurance Company – Bent Tree Green (Incorporated by reference to Exhibit 10.29 to the Company’s Form 8-K filed June 19, 2014)

10.52

Affiliate Guaranty, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Bent Tree Green (Incorporated by reference to Exhibit 10.30 to the Company’s Form 8-K filed June 19, 2014)

10.53

Purchase Agreement, dated as of July 1, 2014, by and between BRI 1841 Energy Plaza, LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2014)

10.54	Loan Modification Agreement dated July 2, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 7, 2014)
10.55	Note Amended and Restated dated July 2, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 7, 2014)
10.56	Assignment of Rents – Gulf Plaza (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed July 7, 2014)
10.57	Assignment of Management Agreement – Gulf Plaza (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed July 7, 2014)
10.58

Agreement of Purchase and Sale, dated as of November 14, 2014, between U.S. Bank National Association, as Trustee, as successor-in-interest to Bank of America, National Association, as successor-by-merger to LaSalle Bank National Association, as Trustee for the Registered Holders of Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2007-PWR17 and Hartman XX Limited Partnership, a Texas limited partnership, its successors or assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 14, 2014)

21.1	List of subsidiaries of Hartman Short Term Income Properties XX, Inc.*
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL EXTENSION CALCUATION LINKBASE DOCUMENT
101.DEF	XBRL EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hartman Short Term Income Properties XX, Inc. (a Maryland Corporation) and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements at Item 15, Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hartman Short Term Income Properties XX, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, presents fairly in all material respects, the information set forth therein.

/s/ WEAVER AND TIDWELL, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

March 27, 2015

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

Real estate assets, at cost	$ 115,927,596	$ 56,992,904
Accumulated depreciation and amortization	(12,904,556)	(6,278,801)
Real estate assets, net	103,023,040	50,714,103

Cash and cash equivalents	4,428,594	143,038
Restricted cash	7,100,000	-
Accrued rent and accounts receivable, net	1,388,420	518,877
Deferred loan and leasing commission costs, net	2,802,175	995,528
Goodwill	249,686	249,686
Prepaid expenses and other assets	1,444,319	379,804
Total assets	$ 120,436,234	$ 53,001,036

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$ 59,617,848	$ 2,300,000
Accounts payable and accrued expenses	4,940,892	2,545,833
Due to related parties	507,604	67,651
Tenants' security deposits	797,842	319,258
Total liabilities	65,864,186	5,232,742

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1	1
Common stock, $0.001 par value, 750,000,000 authorized, 8,047,132 shares and 6,311,691 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	8,047	6,312
Additional paid-in capital	74,996,481	58,844,825
Accumulated distributions and net loss	(20,432,481)	(11,082,844)
Total stockholders' equity	54,572,048	47,768,294
Total liabilities and total stockholders' equity	$ 120,436,234	$ 53,001,036

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
Revenues
Rental revenues	$ 10,080,921	$ 6,064,190
Tenant reimbursements and other revenues	2,085,509	1,249,386
Total revenues	12,166,430	7,313,576

Expenses
Property operating expenses	3,063,279	1,880,124
Asset management and acquisition fees	1,950,177	526,529
Organization and offering costs	463,655	543,943
Real estate taxes and insurance	2,015,312	1,305,578
Depreciation and amortization	6,625,755	3,745,700
General and administrative	758,971	696,435
Interest expense	1,704,146	766,781
Total expenses	16,581,295	9,465,090
Loss from continuing operations	(4,414,865)	(2,151,514)
Income from discontinued operations	-	166,641
Net loss	$ (4,414,865)	$ (1,984,873)
Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	$ (0.63)	$ (0.43)
Income from discontinued operations	-	0.03
Net loss attributable to common stockholders	$ (0.63)	$ (0.40)
Weighted average number of common shares outstanding, basic and diluted	7,035,337	4,927,708

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock			Accumulated
					Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Total
Balance, December 31, 2012	1,000	$1	3,538,682	$3,538	$32,957,063	($5,675,101)	$27,285,501
Issuance of common shares (cash investment), net of redemptions	-	-	2,596,483	2,597	24,880,183	-	24,882,780
Issuance of common shares (non-cash)	-	-	176,526	177	1,681,193	-	1,681,370
Selling commissions	-	-	-	-	(673,614)	-	(673,614)
Dividends and distributions (stock)	-	-	-	-	-	(1,659,472)	(1,659,472)
Dividends and distributions (cash)	-	-	-	-	-	(1,763,398)	(1,763,398)
Net loss	-	-	-	-	-	(1,984,873)	(1,984,873)
Balance, December 31, 2013	1,000	$1	6,311,691	$6,312	$58,844,825	($11,082,844)	$47,768,294
Issuance of common shares (cash investment), net of redemptions	-	-	1,479,081	1,479	14,549,187	-	14,550,666
Issuance of common shares (non-cash)	-	-	256,360	256	2,438,884	-	2,439,140
Selling commissions	-	-	-	-	(836,415)	-	(836,415)
Dividends and distributions (stock)	-	-	-	-	-	(2,411,347)	(2,411,347)
Dividends and distributions (cash)	-	-	-	-	-	(2,523,425)	(2,523,425)
Net loss	-	-	-	-	-	(4,414,865)	(4,414,865)
Balance, December 31, 2014	1,000	$1	8,047,132	$8,047	$74,996,481	($20,432,481)	$54,572,048

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$ (4,414,865)	$ (1,984,873)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	80,000	87,500
Depreciation and amortization	6,625,755	3,745,700
Deferred loan and leasing commission costs amortization	401,094	202,642
Bad debt provision	14,972	97,583
Gain on sale of Haute Harwin property	-	(174,043)
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(884,515)	(440,301)
Deferred leasing commissions	(1,083,268)	(247,981)
Prepaid expenses and other assets	(1,014,515)	(324,941)
Accounts payable and accrued expenses	2,298,972	809,710
Due to related parties	439,953	(597,260)
Tenants' security deposits	478,584	26,915
Net cash provided by operating activities	2,942,167	1,200,651
Cash flows from investing activities:
Acquisition deposits	(50,000)	-
Increase in restricted cash	(7,100,000)	-
Additions to real estate	(58,934,692)	(14,298,900)
Disposition of Haute Harwin property	-	3,400,000
Net cash used in investing activities	(66,084,692)	(10,898,900)
Cash flows from financing activities:
Distributions to common stockholders	(2,479,545)	(1,681,622)
Payment of selling commissions	(836,415)	(673,614)
Payment of deferred loan costs	(1,124,473)	(48,151)
Borrowings under term loan notes	60,087,573	-
Repayments under term loan notes	(469,725)	-
Borrowings under revolving credit facility	22,644,050	7,687,821
Repayments under revolving credit facility	(24,944,050)	(20,387,821)
Proceeds from issuance of common stock, net of redemptions	14,550,666	24,882,780
Net cash provided by financing activities	67,428,081	9,779,393
Net change in cash and cash equivalents	4,285,556	81,144
Cash and cash equivalents at the beginning of period	143,038	61,894
Cash and cash equivalents at the end of period	$ 4,428,594	$ 143,038

Supplemental cash flow information:
Cash paid for interest	1,470,061	677,928

Supplemental disclosures of non-cash investing and financing activities:
Increase in distribution payable	52,205	65,601
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	2,359,142	1,593,871
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

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred shares to its advisor, Hartman Advisors LLC, at a price of $10.00 per share.  Hartman Advisors LLC (the “Advisor”) is the Company’s advisor. The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc. (the “Property Manager”). The Property Manager is a wholly owned subsidiary of Hartman Income REIT, Inc. of which approximately 20% is beneficially owned by Allen R. Hartman, the Company’s Chief Executive Officer and Chairman of the Board of Directors.

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

As of December 31, 2014, we had issued 8,257,781 shares of our common stock in our initial and follow-on public offerings, including 532,589 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $80,437,603.  Total shares issued and outstanding as of December 31, 2014 include 36,875 shares of our common stock issued as non-employee compensation to members of our board of directors and certain executives of our Property Manager.

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

As of December 31, 2014 we owned 9 commercial properties comprising approximately 1,377,422 square feet plus 3 pad sites.  We own 4 properties located in Richardson, Arlington, and Dallas, Texas, 4 properties located in Houston, Texas and 1 property located in San Antonio, Texas.  As of December 31, 2013 we owned 4 properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 605,244 square feet plus 3 pad sites.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2014 and 2013 and for the years then ended have been prepared by us in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.

        These consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of December 31, 2014 and 2013 consisted of demand deposits at commercial banks.

Restricted Cash

Restricted cash represents cash for which the use of funds is restricted by certain loan documents.  As of December 31, 2014 and December 31, 2013, the Company had a restricted cash balance of $7,100,000 and $0, respectively, which represent amounts set aside as impounds to be disbursed to the Company (i) upon its achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property, and (ii) the completion of certain agreed upon capital repairs at the Cooper Street Property and the Mitchelldale Property.  Restricted cash includes $6,500,000 of loan proceeds and $600,000 in cash, which have been deposited in escrow accounts with a loan servicer.

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

Revenue Recognition

Our leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Accrued rents are included in accrued rent and accounts receivable, net.  In accordance with Accounting Standards Codification (“ASC”) 605-10-S99, Revenue Recognition, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursements and other revenue in the period the related costs are incurred.

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

The fair values of above-market and below-market in-place lease values, including below-market renewal options for which renewal has been determined to be reasonably assured, are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) an estimate of fair market lease rates for the corresponding in-place leases and below-market renewal options, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease and renewal option values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental revenue over the remaining expected terms of the respective leases.

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

Depreciation and amortization

       Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease. In-place leases are amortized using the straight-line method over the weighted average years calculated in terms of all of the leases in-place when acquired.

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2014 and 2013.

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

Deferred Loan and Leasing Commissions Costs

       Loan costs are capitalized and amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Leasing commissions are capitalized and amortized using the straight-line method over the term of the related lease agreements.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. For the years ended December 31, 2014 and 2013, no goodwill impairment was recognized in the accompanying consolidated financial statements.

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees.  For the years ended December 31, 2014 and 2013, such costs totaled $463,655 and $543,943, respectively, which have been expensed as incurred.

Organization and offering costs will be reimbursed by the Advisor as set forth in the “Costs of Formation and Fees to Related Parties” section of the prospectus, to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of December 31, 2014 and 2013 the offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $535,023 and $289,629, respectively.  No demand has been made of the Advisor for reimbursement as of December 31, 2014 and no receivable has been recorded with respect to the excess costs as of that date.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $77,954 and $17,470 for the years ended December 31, 2014 and 2013, respectively.

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

For the years ended December 31, 2014 and 2013, the Company incurred a net loss of $4,414,865 and $1,984,873, respectively.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of December 31, 2014 and 2013, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2014 and 2013 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

       We maintain cash accounts in one U.S. financial institution.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders

The sole tenant of the Gulf Plaza property represents 15.8% of rental revenues for the year ended December 31, 2014.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Real Estate

   Real estate assets consisted of the following:

	December 31,
	2014	2013
Land	$ 26,829,000	$ 12,816,250
Buildings and improvements	60,687,858	33,420,171
In-place lease value intangible	28,410,738	10,756,483
	115,927,596	56,992,904
Less accumulated depreciation and amortization	(12,904,556)	(6,278,801)
Total real estate assets	$ 103,023,040	$ 50,714,103

Depreciation expense for the years ended December 31, 2014 and 2013 was $2,283,389 and $1,181,669, respectively.

       We identify and record the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms.  With respect to all properties owned by the Company, we consider all of the in-place leases to be market rate leases.

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	December 31,
	2014	2013
In-place lease value intangible	$ 28,410,738	$ 10,756,483
In-place leases – accumulated amortization	(8,595,599)	(4,253,233)
Acquired lease intangible assets, net	$ 19,815,139	$ 6,503,250

     The estimated aggregate future amortization amounts from acquired lease intangibles are as follows:

Year ending December 31,	In-place lease amortization
2015	$ 6,460,995
2016	6,391,384
2017	4,960,252
2018	1,369,020
2019	388,925
Thereafter	244,563
Total	$ 19,815,139

Amortization expense for the year ended December 31, 2014 and 2013 was $4,342,366 and $2,564,031, respectively.

As of December 31, 2014 we own 9 commercial properties comprising approximately 1,377,422 square feet plus 3 pad sites.  We own 4 properties located in Richardson, Arlington, and Dallas, Texas, 4 properties in Houston, Texas and 1 property located in San Antonio, Texas.  As of December 31, 2013 we owned 4 commercial properties located in Richardson, Arlington, and Dallas, Texas comprising approximately 605,244 square feet plus 3 pad sites.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the Parkway Property assets acquired and liabilities assumed based upon our purchase price allocation as of the acquisition date:

Assets acquired:
Real estate assets	$ 9,490,000
Total assets acquired	9,490,000

Liabilities assumed:
Accounts payable and accrued expenses	32,034
Tenants’ security deposits	49,768
Total liabilities assumed	81,802

Fair value of net assets acquired	$ 9,408,198

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

On December 30, 2014, the Operating Partnership acquired a two building office complex comprising approximately 180,119 square feet located in San Antonio, Texas, commonly known as Energy Plaza I & II (the “Energy Plaza Property”) through Hartman Energy, LLC (“Energy LLC”) a wholly owned subsidiary of the Operating Partnership.  The Energy Plaza Property was acquired for $17,610,000, exclusive of closing costs, from an unrelated party.  In connection with the acquisition of the Energy Plaza Property, Energy LLC assumed a securitized mortgage in the outstanding principal amount of $10,362,573.  The Energy Plaza Property was approximately 95% occupied at the acquisition date.  An acquisition fee of $440,250 was earned by the Advisor in connection with the purchase of the Energy Plaza Property.

On December 30, 2014, the Operating Partnership acquired two suburban office buildings located in northwest Houston, Texas commonly known as the Copperfield Building (the “Copperfield Building”) and Timbercreek Atrium (the “Timbercreek Atrium”) comprising approximately 42,621 square feet and 51,035 square feet, respectively.  The Copperfield Building and Timbercreek Atrium were acquired by Hartman Highway 6 LLC (“Highway 6 LLC”) a wholly owned subsidiary of the Operating Partnership for $5,316,000, exclusive of closing costs, from an unrelated party.  The Copperfield Building and Timbercreek Atrium were each approximately 80% occupied at the acquisition date.  An acquisition fee of $132,900 was earned by the Advisor in connection with the purchase of the Copperfield Building and Timbercreek Atrium.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired and liabilities assumed based upon our purchase price allocations of our 2014 property acquisitions as of the respective acquisition dates:

	Gulf Plaza	Mitchelldale	Energy Plaza	Timbercreek/ Copperfield
Assets acquired:
Real estate assets	$ 13,950,000	$ 19,175,000	$ 17,610,000	$ 5,316,000
Other assets	112,316	102,268	681,960	-
Total assets acquired	14,062,316	19,277,268	18,291,960	5,316,000

Liabilities assumed:
Accounts payable and accrued expenses	292,347	219,548	443,142	71,613
Security deposits	-	196,850	200,638	5,128
Note payable	-	-	10,362,573	-
Total liabilities assumed	292,347	416,398	11,006,353	76,741

Fair value of net assets acquired	$ 13,769,969	$ 18,860,870	$ 7,285,607	$ 5,239,259

       Acquisition fees paid to Advisor were $1,401,275 and $156,870 for the years ended December 31, 2014 and 2013, respectively.  Asset management fees paid to Advisor were $548,902 and $369,659 for the years ended December 31, 2014 and 2013, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.

The Company’s indirect wholly owned subsidiary, Hartman Richardson Heights Properties, LLC (“HRHP LLC”), and the City of Richardson, Texas are parties to an economic development incentive agreement.  Under the terms of the agreement, the City of Richardson will pay annual grants to HRHP LLC in equal installments over a five year period of up to $1.5 million and sales tax grants to be paid annually over the first 10 years of the Alamo Draft House lease.  The Company has received installments of $300,000 in each of the years ended December 31, 2014 and 2013, respectively, which are included in tenant reimbursements and other revenues on the consolidated statements of operations.  For the year ended December 31, 2014, the Company received a sales tax grant of $43,379 pursuant to the economic development incentive agreement, which is included in tenant reimbursements and other revenues on the consolidated statements of operations.

Payments received by the Company in the form of annual grants and annual sales tax grants are subject to refund or adjustment during the term of the economic development incentive agreement.  In general the incentive agreement provides that the Company must continue to be in good standing with respect to the terms and conditions of the agreement and that the Alamo Draft House lessee must continue as a tenant of the Richardson Heights Property during the term of its lease agreement.  As of December 31, 2014, no uncured breach or default exists under the terms of the incentive agreement and the Company has no liability or other obligation to repay any grants received under the agreement.

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	Years ended December 31,
	2014	2013
Tenant receivables	$ 361,373	$ 312,218
Accrued rent	1,243,985	467,544
Allowance for doubtful accounts	(216,938)	(260,885)
Accrued Rents and Accounts Receivable, net	$ 1,388,420	$ 518,877

As of December 31, 2014 and 2013, we had an allowance for uncollectible accounts of $216,938 and $260,885, respectively.  For the years ended December 31, 2014 and 2013, we recorded bad debt expense of $14,972 and $97,583, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Loan and Leasing Commission Costs, net

Costs which have been deferred consist of the following:

	Years ended December 31,
	2014	2013
Deferred loan costs	$ 1,172,624	$ 475,688
Less: deferred loan cost accumulated amortization	(106,256)	(304,617)
Total cost, net of accumulated amortization	$ 1,066,368	$ 171,071

	Years ended December 31,
	2014	2013
Deferred Leasing Commissions	$ 1,956,892	$ 908,869
Less: deferred leasing commissions accumulated amortization	(221,085)	(84,412)
Total cost, net of accumulated amortization	$ 1,735,807	$ 824,457

Note 6 — Future Minimum Rents

We lease the majority of our properties under noncancelable operating leases which provide for minimum base rentals.  A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2014 is as follows:

Year ending December 31,	Minimum Future Rents
2015	$ 15,251,990
2016	13,627,376
2017	11,409,806
2018	6,919,732
2019	4,961,272
Thereafter	14,862,925
Total	$ 67,033,101

Note 7 — Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “Credit Facility”) with a bank.  The borrowing base of the Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The Credit Facility was secured by the Richardson Heights Property; the Cooper Street Property; the Bent Tree Green Property and the Parkway Property.  On June 13, 2014, the Company entered into a modification agreement pursuant to which the Richardson Heights Property, the Cooper Street Property, and the Bent Tree Green Property were released as collateral for the Credit Facility.  The borrowing base of the Credit Facility was reduced to zero.  On July 2, 2014, the Company entered into a further modification agreement of the Credit Facility to add the Gulf Plaza Property as collateral and the borrowing base of the Credit Facility, as further modified, was increased to $7.0 million. Effective January 23, 2015, the Company entered into a modification agreement of the Credit Facility to add the Timbercreek and Copperfield properties as collateral to the borrowing base.  As currently modified, the borrowing base of the Credit Facility is $9.9 million.  The Credit Facility note bears interest at greater of 4.5% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 4.5% per annum as of December 31, 2014.  The loan matures on May 9, 2015.

The outstanding balance under the Credit Facility was $0 and $2.3 million as of December 31, 2014 and 2013, respectively.  As of December 31, 2014 the amount available to be borrowed is $7.0 million.  As of December 31, 2014, we were in compliance with all loan covenants.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 13, 2014, the Company, through the Operating Partnership, entered into four term loan agreements with an insurance company, each loan being secured by a collateral property.  The following is a summary of the mortgage notes payable as of December 31, 2014:

Property Name	Payment Type	Maturity Date	Interest Rate	Principal Balance
Richardson Heights Property	Principal and interest	July 1, 2041	4.61%	$ 20,009,181
Cooper Street Property	Principal and interest	July 1, 2041	4.61%	8,320,650
Bent Tree Green Property	Principal and interest	July 1, 2041	4.61%	8,320,650
Mitchelldale Property	Principal and interest	July 1, 2041	4.61%	12,604,794
				$ 49,255,275

Monthly payments of principal and interest are due and payable on the first day of each month beginning August 1, 2014 until July 1, 2041 based on a 27 year loan amortization.  Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024; July 1, 2029; July 1, 2034; or July 1, 2039.  Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements.  As of December 31, 2014, we were in compliance with all loan covenants.  Each of the loan agreements are secured by a deed of trust; assignment of licenses, permits and contracts; assignment and subordination of the management agreements; and assignment of rents.  The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans.

In connection with the loans secured by the Richardson Heights Property and the Bent Tree Green Property, the Company has entered into a reserve agreement with the lender which requires that loan proceeds of $5,525,000 and $975,000, respectively, be deposited with the loan servicer.  The escrowed loan proceeds will be released to the Company upon satisfactory showing of increased annualized rental income from new lease agreements as set forth in the reserve agreement.  In connection with the loans secured by the Cooper Street Property and the Mitchelldale Property, the Company entered into a post-closing agreement with the lender requiring the short term escrow of $600,000 for certain capital repairs to be completed during 2014 together with the delivery of certain other documents as set forth in the post-closing agreement.  Loan proceeds and other reserve funds held pursuant to the reserve agreement and the post-closing agreement are recorded as restricted cash on the accompanying consolidated balance sheets.  The lender has extended the time for completing certain capital repairs and matters related to the reserve and post-closing agreements until March 27, 2015.

       Under the terms of the reserve agreement, the Company may draw upon the escrow reserve funds until December 31, 2016.  Thereafter, the lender shall have the right to draw any remaining escrow reserve funds and apply such funds to one or more of the loans as the lender may determine in its sole discretion.

On December 30, 2014, Energy LLC and the Company entered into a loan assumption agreement by and among U.S. Bank National Association, as Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2011-C-3, as lender; BRI 1841 Energy Plaza, LLC, as borrower; Ariel Bentata, as guarantor; Hartman Energy LLC, as buyer; and the Company, as the new guarantor.  The loan in the original amount of $10,900,000 and dated May 20, 2011, is evidenced by a promissory note, a deed of trust, assignment of leases and rents and security agreement.  The loan agreement provides for a fixed rate of 5.30% per annum.  The outstanding balance of the loan assumed was $10,362,573.  The loan maturity date is June 10, 2021.  Monthly payments of principal and interest are due and payable on the tenth day of each month beginning January 11, 2015 until June 10, 2021 based on a 30 year loan amortization.  The loan agreement is subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreement.  As of December 31, 2014, we were in compliance with all loan covenants.  The loan agreement is secured by a deed of trust; assignment of licenses, permits and contracts; assignment and subordination of the management agreements; and assignment of rents.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual maturities of notes payable as of December 31, 2014 are as follows:

Year ending December 31,	Amount Due
2015	$ 1,146,255
2016	1,200,059
2017	1,259,576
2018	1,320,431
2019	1,384,236
Thereafter	53,307,291
Total	$ 59,617,848

Interest expense incurred for the year ending December 31, 2014 and 2013 was $1,704,146 and $766,781, respectively.  Interest expense of $52,962 and $16,769 was payable as of December 31, 2014 and 2013, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note 8 — Loss Per Share

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

	Years ended December 31,
	2014	2013
Numerator:
Net loss attributable to common stockholders	($4,414,865)	($1,984,873)

Denominator:
Basic and diluted weighted average shares outstanding	7,035,337	4,927,708
Basic and diluted loss per common share:
Net loss attributable to common stockholders	($0.63)	($0.40)

Note 9 — Income Taxes

       Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  The Company’s federal income tax returns for the years ended December 31, 2011, 2012, and 2013 have not been examined by the Internal Revenue Service.  The Company’s federal income tax return for the year ended December 31, 2011 may be examined on or before September 15, 2015.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and amortization and rental revenue.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31:

	2014	2013
Ordinary income (unaudited)	27.7%	24.5%
Return of capital (unaudited)	72.3%	75.5%
Capital gains distribution (unaudited)	- %	- %
Total	100.0%	100.0%

A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $81,133 and $51,413 was recorded in the consolidated financial statements for the years ended December 31, 2014 and 2013, respectively, with a corresponding charge to real estate taxes and insurance.

Note 10 — Related Party Transactions

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

We pay acquisition fees and asset management fees to our Advisor in connection with the acquisition of properties and management of the Company.  We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For the years ended December 31, 2014 and 2013 we incurred property management fees of $503,667 and $272,799, respectively, and $1,048,023 and $247,981, respectively for leasing commissions owed to our Property Manager.  We incurred asset management fees of $548,902 and $369,659, respectively owed to Advisor.  Acquisition fees incurred to our Advisor were $1,401,275 and $156,870 for the years ended December 31, 2014 and 2013, respectively.

       The Company had a balance due from the Property Manager of $888,291 and $578,919 as of December 31, 2014 and December 31, 2013, respectively,

The Company owed the Advisor $1,427,261 and $488,502 for asset management fees as of December 31, 2014 and December 31, 2013, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if we do not own all or a majority of an asset.

The Company had a balance due (from) to Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”) of ($31,366) and $158,068 as of December 31, 2014 and December 31, 2013, respectively, pursuant to the property and company management agreements amount Hartman Income REIT Management and Hartman XIX and its subsidiaries.

Effective March 28, 2013, the Company sold to Hartman XIX a retail shopping center located in Houston, Texas comprising approximately 38,813 square feet and commonly referred to as the Harwin Property.  The terms of the sale and purchase were agreed upon and approved by both the boards of directors of the Company and of Hartman XIX.  The Company sold the Harwin Property for $3,400,000 cash.  The Company recognized a $174,043 gain on the sale.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from discontinued operations with respect to the Harwin Property is as follows:

	Years ended December 31,
	2014	2013
Total property revenues	$ -	$ 65,115

Property operating expenses	-	53,745
Real estate taxes and insurance	-	18,772
Depreciation & amortization	-	-
Total property and other expenses	-	72,517
Gain on sale of property	-	174,043
Income from discontinued operations	$ -	$ 166,641

The Gulf Plaza Property was acquired from fourteen tenant-in-common investors, including Hartman Gulf Plaza Acquisitions, LP (“Acquisitions”) which owned 1% of the Gulf Plaza Property.  Acquisitions is an affiliate of our Property Manager, which indirectly owned approximately 15% of Acquisitions.

Note 11 – Stockholders’ Equity

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

       As of December 31, 2014, we had accepted subscriptions for, and issued 8,257,781 shares of our common stock in our initial public offering and our follow-on offering, including 532,589 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate offering proceeds of $80,437,603.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of December 31, 2014 and 2013 we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

Stock-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the years ended December 31, 2014 and 2013, respectively, the Company granted 6,000 and 6,750 shares of restricted common stock to independent directors as compensation for services.  We recognized $60,000 and $67,500 as share-based compensation expense for the years ended December 31, 2014 and 2013, respectively, based upon the estimated fair value per share.  Share based compensation also includes incentive plan awards discussed at Note 12.  These amounts are included in general and administrative expenses for the years ending December 31, 2014 and 2013, respectively in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions we have paid in cash and through the distribution reinvestment plan, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2014
4th Quarter	$ 0.175	$ 1,306,367
3rd Quarter	0.175	1,237,568
2nd Quarter	0.175	1,191,153
1st Quarter	0.175	1,103,599
Total	$ 0.700	$ 4,838,687

2013
4th Quarter	$ 0.175	$ 1,033,066
3rd Quarter	0.175	854,120
2nd Quarter	0.175	760,551
1st Quarter	0.175	627,754
Total	$ 0.700	$ 3,275,491

Note 12 – Incentive Awards Plan

The Company has adopted an incentive plan (the “Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  The Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock that were effective January 1, 2014 and 2013 to each of two executives of Hartman Income REIT Management, the Property Manager for the Company. We recognized stock-based compensation expense of $20,000 and $20,000 with respect to these awards based on the offering price of $10 per share during the years ending December 31, 2014 and 2013, respectively.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13– Commitments and Contingencies

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

Note 14 – Subsequent Events

On March 2, 2015 the Company announced its intention to terminate its continuous public offering by December 31, 2015.  The Company’s board of directors continues to evaluate potential liquidity events to maximize the total potential return to stockholders, including, but not limited to, merging the Company with its affiliates Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc., followed by a public listing of the Company’s common stock.  Management currently estimates the possible timing for such a liquidity event to be during the first half of 2016.

The Company has not made a decision to pursue any specific liquidity event, and there can be no assurance that the Company will complete a liquidity event on the terms described above or at all. There is no set timetable for completion of the Company’s review of strategic alternatives and there can be no assurances that the review process will result in any liquidity event being announced or completed.

On March 12, 2015, the Company, through Hartman XX Limited Partnership, entered into a purchase and sale and escrow agreement with 12830 Hillcrest Road Investors LP, relating to the acquisition of an office building commonly known as Commerce Plaza Hillcrest (the “Hillcrest Building”), containing 203,688 square feet of office space located in Dallas, Texas for an aggregate purchase price of $11,400,000, exclusive of closing costs.  The Company intends to finance the acquisition of the Hillcrest Building with proceeds from its ongoing public offering and financing secured by the Hillcrest Building.

The acquisition of the Hillcrest Building is subject to substantial conditions to closing, including the absence of a material adverse change to the Hillcrest Building prior to the acquisition date.  There is no assurance that the Company will close the acquisition of the Hillcrest Building on the terms described above or at all.

On March 24, 2015, the Company, through Hartman XX Limited Partnership, entered into a purchase and sale agreement with PKY 400 North Belt, LLC, relating to the acquisition of a 12 story suburban office building commonly known as 400 North Belt (the “North Belt Building”), containing 230,872 square feet of office space located in Houston, Texas for an aggregate purchase price of $10,150,000, exclusive of closing costs.  The Company intends to finance the acquisition of the North Belt Building with proceeds from its ongoing public offering and financing secured by the North Belt Building.

The acquisition of the North Belt Building is subject to substantial conditions to closing, including the absence of a material adverse change to the North Belt Building prior to the acquisition date.  There is no assurance that the Company will close the acquisition of the North Belt Building on the terms described above or at all.

For the period from January 1, 2015 to March 23, 2015, the Company issued 1,006,840 shares of its common stock from its public offering, resulting in gross proceeds of $9,656,284.  As of March 23, 2015 there were 9,053,901 shares of common stock issued and outstanding.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2014

			Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements
Richardson Heights	12/28/2010	1958	$ 4,787,500	$ 10,890,017	$ 3,472,483	$ 19,150,000	$ 5,883,183
Cooper Street	5/11/2012	1992	2,653,125	5,767,654	2,191,721	10,612,500	321,173
Bent Tree Green	10/16/2012	1983	3,003,125	6,269,074	2,740,301	12,012,500	1,053,636
Parkway I&II	3/15/2013	1980	2,372,500	4,765,522	2,351,978	9,490,000	815,784
Gulf Plaza	3/11/2014	1983	3,487,500	6,005,560	4,456,940	13,950,000	10,176
Mitchelldale	6/13/2014	1977	4,793,750	9,816,079	4,565,171	19,175,000	469,628
Energy Plaza I&II	12/30/2014	1980/1982	4,402,500	6,840,830	6,366,670	17,610,000	58,016
Timbercreek	12/30/2014	1984	724,200	961,141	1,211,459	2,896,800	-
Copperfield	12/30/2014	1986	604,800	760,385	1,054,015	2,419,200	-
			$ 26,829,000	$ 52,076,262	$ 28,410,738	$ 107,316,000	$ 8,611,596

	Gross Carrying Amount at December 31, 2014
Property	Land	Building and Improvements	In-place lease value intangible	Total	Accumulated Depreciation	Net Book Carrying Value	Encumbrances
Richardson Heights	$ 4,787,500	$ 16,773,200	$ 3,472,483	$ 25,033,183	$ 5,244,808	$ 19,788,375	$ 20,009,181
Cooper Street	2,653,125	6,088,827	2,191,721	10,933,673	1,999,178	8,934,495	8,320,650
Bent Tree Green	3,003,125	7,322,710	2,740,301	13,066,136	2,073,078	10,993,058	8,320,650
Parkway I&II	2,372,500	5,581,306	2,351,978	10,305,784	1,358,638	8,947,146	(1)
Gulf Plaza	3,487,500	6,015,736	4,456,940	13,960,176	1,141,676	12,818,500	(1)
Mitchelldale	4,793,750	10,285,707	4,565,171	19,644,628	1,087,178	18,557,450	12,604,794
Energy Plaza I&II	4,402,500	6,898,846	6,366,670	17,668,016	-	17,668,016	10,362,573
Timbercreek	724,200	961,141	1,211,459	2,896,800	-	2,896,800	(1)
Copperfield	604,800	760,385	1,054,015	2,419,200	-	2,419,200	(1)
	$ 26,829,000	$ 60,687,858	$ 28,410,738	$ 115,927,596	$ 12,904,556	$ 103,023,040	$ 59,617,848

(1)

The Parkway I&II, Gulf Plaza, Timbercreek and Copperfield properties are pledged as mortgage collateral for a revolving credit facility with a bank.  As of December 31, 2014 the borrowing base value of the collateral properties is $7,000,000.  Specific encumbrances represent mortgage loans secured by the property indicated.

(2)

The aggregate cost of real estate for federal income tax purposes was $112,455,113 as of December 31, 2014.

Summary of activity for real estate assets for the years ended December 31, 2014 and 2013

	Years ended December 31,
	2014	2013
Balance at beginning of period	$ 56,992,904	$ 42,316,291
Additions during the period:
Acquisitions	56,051,000	9,490,000
Improvements	2,883,692	8,440,284
	58,934,692	17,930,284
Reductions – cost of real estate assets sold	-	(3,253,671)
Balance at end of period	$ 115,927,596	$ 56,992,904