Form 10-Q
period 2015-05-15
Hartman Short Term Income Properties XX, Inc.
filed 2015-05-15
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

☒Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of May 6, 2015 there were 9,937,616 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)

Real estate assets, at cost	$ 116,532,370	$ 115,927,596
Accumulated depreciation and amortization	(15,355,435)	(12,904,556)
Real estate assets, net	101,176,935	103,023,040

Cash and cash equivalents	11,525,349	4,428,594
Restricted cash	7,100,000	7,100,000
Accrued rent and accounts receivable, net	1,803,064	1,388,420
Deferred loan and leasing commission costs, net	2,792,923	2,802,175
Goodwill	249,686	249,686
Prepaid expenses and other assets	1,991,526	1,444,319
Total assets	$ 126,639,483	$ 120,436,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$ 59,334,452	$ 59,617,848
Accounts payable and accrued expenses	3,151,424	4,940,892
Due to related parties	213,760	507,604
Tenants' security deposits	784,335	797,842
Total liabilities	63,483,971	65,864,186

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1	1
Common stock, $0.001 par value, 750,000,000 authorized, 9,229,353 shares and 8,047,132 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	9,229	8,047
Additional paid-in capital	85,978,097	74,996,481
Accumulated distributions and net loss	(22,831,815)	(20,432,481)
Total stockholders' equity	63,155,512	54,572,048
Total liabilities and total stockholders' equity	$ 126,639,483	$ 120,436,234

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Rental revenues	$ 4,149,994	$ 1,784,161
Tenant reimbursements and other revenues	728,334	269,418
Total revenues	4,878,328	2,053,579

Expenses
Property operating expenses	1,210,019	552,665
Asset management and acquisition fees	201,218	450,778
Organization and offering costs	137,821	60,758
Real estate taxes and insurance	722,324	376,055
Depreciation and amortization	2,450,879	1,110,587
General and administrative	319,547	121,415
Interest expense	757,631	123,652
Total expenses	5,799,439	2,795,910
Net loss	(921,111)	(742,331)
Basic and diluted loss per common share:

Net loss attributable to common stockholders	$ (0.11)	$ (0.11)
Weighted average number of common shares outstanding, basic and diluted	8,560,342	6,497,474

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
					Paid-In	Distributions
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Total
Balance, December 31, 2014	1,000	$1	8,047,132	$8,047	$74,996,481	($20,432,481)	$54,572,048
Issuance of common shares (cash investment), net of redemptions	-	-	1,101,107	1,101	10,682,193	-	10,683,294
Issuance of common shares (non-cash)	-	-	81,114	81	773,498	-	773,579
Selling commissions	-	-	-	-	(474,075)	-	(474,075)
Dividends and distributions (stock)	-	-	-	-	-	(756,669)	(756,669)
Dividends and distributions (cash)	-	-	-	-	-	(721,554)	(721,554)
Net loss	-	-	-	-	-	(921,111)	(921,111)
Balance, March 31, 2015	1,000	$1	9,229,353	$9,229	$85,978,097	($22,831,815)	$63,155,512

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$ (921,111)	$ (742,331)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	15,000	35,000
Depreciation and amortization	2,450,879	1,110,587
Deferred loan and lease commission costs amortization	116,537	66,025
Bad debt (recovery) provision	(50,279)	6,719
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(364,365)	(153,221)
Deferred leasing commissions	(82,269)	(285,162)
Prepaid expenses and other assets	522,750	(26,986)
Accounts payable and accrued expenses	(2,001,021)	287,592
Due to related parties	(293,844)	124,241
Tenants' security deposits	(13,507)	13,295
Net cash (used in) provided by operating activities	(621,230)	435,759
Cash flows from investing activities:
Acquisition deposits	(700,000)	(1,000,000)
Additions to real estate	(604,774)	(14,291,392)
Net cash used in investing activities	(1,304,774)	(15,291,392)
Cash flows from financing activities:
Distributions paid in cash	(703,281)	(568,290)
Payment of selling commissions	(474,075)	(251,861)
Payment of deferred loan costs	(25,016)	-
Repayment of insurance premium finance note	(72,933)	(21,891)
Proceeds from insurance premium finance note	268,124	137,550
Repayments under term loan notes	(283,396)	-
Proceeds from revolving credit advances	-	14,600,000
Repayment of revolving credit advances	-	(1,600,000)
Proceeds from issuance of common stock, net of redemptions	10,313,336	2,864,694
Net cash provided by financing activities	9,022,759	15,160,202
Net change in cash and cash equivalents	7,096,755	304,569
Cash and cash equivalents at the beginning of period	4,428,594	143,038
Cash and cash equivalents at the end of period	$ 11,525,349	$ 447,607

Supplemental cash flow information:
Cash paid for interest	703,886	54,169

Supplemental disclosures of non-cash investing and financing activities:
Increase in distribution payable	43,089	10,653
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	713,580	535,309
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

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred shares to its advisor, Hartman Advisors LLC, at a price of $10.00 per share.  Hartman Advisors LLC (the “Advisor”) is the Company’s advisor. The Advisor is owned 70% by Allen R. Hartman, the Company’s Chief Executive Officer and Chairman of the Board of Directors and 30% by Hartman Income REIT Management, Inc. (the “Property Manager”). The Property Manager is a wholly owned subsidiary of Hartman Income REIT, Inc. of which approximately 20% is beneficially owned by Allen R. Hartman.

On April 11, 2014, we formed Hartman XX Limited Partnership, a Texas limited partnership (the “Operating Partnership”).  On March 7, 2014, we formed Hartman XX REIT GP LLC, a Texas limited liability company, to serve as the sole general partner of the Operating Partnership.  We are the sole limited partner of the Operating Partnership.  Our single member interests in our limited liability company subsidiaries are owned by the Operating Partnership or its wholly owned subsidiaries.

As of March 31, 2015, we had issued 9,466,553 shares of our common stock in our initial and follow-on offerings, including 587,847 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $92,226,410.  Total shares issued and outstanding as of March 31, 2015 include 36,875 shares of our common stock issued as non-employee compensation to members of our board of directors and certain executives of our Property Manager.

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

       As of March 31, 2015, we owned 9 commercial properties comprising approximately 1,377,422 square feet plus 3 pad sites.  We own 4 properties located in Richardson, Arlington, and Dallas, Texas, 4 properties located in Houston, Texas and 1 property located in San Antonio, Texas.  As of March 31, 2014, we owned 4 commercial properties located in Richardson, Arlington, and Dallas, Texas and 1 commercial property located in Houston, Texas, for a total of 5 commercial properties, comprising approximately 725,895 square feet plus 3 pad sites.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2014 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of March 31, 2015 have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2015, and the results of consolidated operations for the three months ended March 31, 2015 and 2014, the consolidated statements of stockholders’ equity for the three months ended March 31, 2015 and the consolidated statements of cash flows for the three months ended March 31, 2015 and 2014.  The results of the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

        These unaudited consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of March 31, 2015 and December 31, 2014 consisted of demand deposits at commercial banks.

Restricted Cash

Restricted cash represents cash for which the use of funds is restricted by certain loan documents.  As of March 31, 2015 and December 31, 2014, the Company had a restricted cash balance of $7,100,000, respectively, which represents amounts set aside as impounds to be disbursed to the Company (i) upon its achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property, and (ii) the completion of certain agreed upon capital repairs at the Cooper Street Property and the Mitchelldale

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property.  Restricted cash includes $6,500,000 of loan proceeds and $600,000 in cash, which have been deposited in an escrow account with a loan servicer.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2015.

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

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the Company. These costs principally relate to professional and filing fees. For the three months ended March 31, 2015 and 2014, such costs totaled $137,821 and $60,758, respectively.

Organization and offering costs will be reimbursed by the Advisor to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of March 31, 2015 and December 31, 2014, respectively, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering proceeds was cumulatively $512,596 and $535,023 for the Company’s initial and follow-on offerings.  No demand has been made of the Advisor for reimbursement as of March 31, 2015 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in capital.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $28,630 and $4,601 for the three months ended March 31, 2015 and 2014, respectively.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2015 and 2014, the Company incurred a net loss of $921,111 and $742,331, respectively.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of March 31, 2015 and 2014, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2015 and 2014 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

The sole tenant of the Gulf Plaza property represents 14.4% of rental revenues for the year ended March 31, 2015.

Note 3 — Real Estate

   Real estate assets consisted of the following:

	March 31, 2015	December 31, 2014
Land	$ 26,829,000	$ 26,829,000
Buildings and improvements	61,292,632	60,687,858
In-place lease value intangible	28,410,738	28,410,738
	116,532,370	115,927,596
Less accumulated depreciation and amortization	(15,355,435)	(12,904,556)
Total real estate assets	$ 101,176,935	$ 103,023,040

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

       Depreciation expense for the three months ended March 31, 2015 and 2014 was $792,154 and $389,827, respectively. Amortization expense of in-place lease value intangible was $1,658,725 and $720,760 for the three months ended March 31, 2015 and 2014, respectively.

       Acquisition fees paid to Advisor were $0 and $348,750 for the three months ended March 31, 2015 and 2014, respectively.  Asset management fees paid to Advisor were $201,218 and $102,028 for the three months ended March 31, 2015 and 2014, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively.

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

The following table summarizes the fair value of the Gulf Plaza Property assets acquired and liabilities assumed based upon our initial purchase price allocations as of the respective acquisition dates:

Assets acquired:
Real estate assets	$ 13,950,000
Other assets	112,316
Total assets acquired	14,062,316

Liabilities assumed:
Accounts payable and accrued expenses	292,347
Security deposits	-
Total liabilities assumed	292,347

Fair value of net assets acquired	$ 13,769,969

We identify and record the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms.  With respect to all properties owned by the Company, we consider all of the in-place leases to be market rate leases.

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	March 31, 2015	December 31, 2014
In-place lease value intangible	$ 28,410,738	$ 28,410,738
In-place leases – accumulated amortization	(10,254,324)	(8,595,599)
Acquired lease intangible assets, net	$ 18,156,414	$ 19,815,139

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	March 31, 2015	December 31, 2014
Tenant receivables	$ 429,567	$ 361,373
Accrued rent	1,540,156	1,243,985
Allowance for uncollectible accounts	(166,659)	(216,938)
Accrued rents and accounts receivable, net	$ 1,803,064	$ 1,388,420

As of March 31, 2015 and December 31, 2014, we had an allowance for uncollectible accounts of $166,659 and $216,938, respectively.  For the three months ended March 31, 2015 and 2014, we recorded bad debt (recovery) expense in the amount of ($50,279) and $6,719, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Loan and Leasing Commission Costs, net

Costs which have been deferred consist of the following:

	March 31, 2015	December 31, 2014
Deferred loan and leasing commission costs	$ 3,236,801	$ 3,129,516
Less: accumulated amortization	(443,878)	(327,341)
Total cost, net of accumulated amortization	$ 2,792,923	$ 2,802,175

Note 6 — Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “Credit Facility”) with a bank.  The borrowing base of the Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The Credit Facility was secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Parkway Property.  On June 13, 2014, the Company entered into a modification agreement pursuant to which the Richardson Heights Property, the Cooper Street Property, and the Bent Tree Green Property were released as collateral for the Credit Facility.  On July 2, 2014, the Company entered into a further modification agreement of the Credit Facility to add the Gulf Plaza Property as collateral and the borrowing base of the Credit Facility, as further modified, was increased to $7.0 million.  On January 23, 2015, the Credit Facility was modified to add the Timbercreek and Copperfield properties as collateral and the borrowing base of the Credit Facility was increased to $9.9 million.  The Credit Facility note bears interest at greater of 4.5% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 4.5% per annum as of March 31, 2015.  The loan matures on May 9, 2016.

The outstanding balance under the Credit Facility was $0 as of March 31, 2015 and December 31, 2014, respectively.  As of March 31, 2015 the amount available to be borrowed is $9.9 million.  As of March 31, 2015, we were in compliance with all loan covenants.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the mortgage notes payable as of March 31, 2015:

Collateral Property Name	Payment Type	Maturity	Rate	Principal Balance
Richardson Heights Property (1)(2)	Principal and interest	July 1, 2041	4.61%	$ 19,912,113
Cooper Street Property (1)(3)	Principal and interest	July 1, 2041	4.61%	8,280,285
Bent Tree Green Property (1)(2)	Principal and interest	July 1, 2041	4.61%	8,280,285
Mitchelldale Property (1)(3)	Principal and interest	July 1, 2041	4.61%	12,543,646
Energy Plaza I & II	Principal and interest	June 10, 2021	5.30%	10,318,123
				$ 59,334,452

(1)

Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.

(2)

In connection with the loans secured by the Richardson Heights Property and the Bent Tree Green Property, we entered into a reserve agreement with the lender which requires that loan proceeds of $5,525,000 and $975,000, respectively, be deposited with the loan servicer.  The escrowed loan proceeds will be released to us upon satisfactory showing of increased annualized rental income from new lease agreements as set forth in the reserve agreement. Under the terms of the reserve agreement, we may draw upon the escrow reserve funds until December 31, 2016.  Thereafter, the lender shall have the right to draw any remaining escrow reserve funds and apply such funds to one or more of the loans as the lender may determine in its sole discretion.

(3)

In connection with the loans secured by the Cooper Street Property and the Mitchelldale Property, we entered into a post-closing agreement with the lender requiring the short term escrow of $600,000 for certain capital repairs to be completed during 2014 together with the delivery of certain other documents as set forth in the post-closing agreement.   The lender has extended the time for completing certain capital repairs and matters related to the post-closing agreement until March 27, 2015.  As of March 31, 2015, the lender has been advised of post-closing matters covered by the extension agreement which remain incomplete.

Loan proceeds and other reserve funds held pursuant to the reserve agreement and the post-closing agreement are recorded as restricted cash on the accompanying consolidated balance sheets.

On June 13, 2014, the Company, through the Operating Partnership, entered into four term loan agreements with an insurance company, each loan being secured by a collateral property.  Each of the loans secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property require monthly payments of principal and interest due and payable on the first day of each month.  Monthly payments are based on a 27 year loan amortization.  Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements.  As of March 31, 2015, we were in compliance with all loan covenants.  Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents.  The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans.

The loan secured by the Energy Plaza I & II Property requires monthly payments of principal and interest due and payable on the tenth day of each month.  Monthly payments are based on a 30 year loan amortization.  The loan agreement is subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreement.  As of March 31, 2015, we were in compliance with all loan covenants.  The loan

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreement is secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents.

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

	Three months ended March 31,
	2015	2014
Numerator:
Net loss attributable to common stockholders	$ (921,111)	$ (742,331)

Denominator:
Basic and diluted weighted average shares outstanding	8,560,342	6,497,474
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$ (0.11)	$ (0.11)

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

For the three months ended March 31, 2015 and 2014 we paid the Advisor $201,218 and $102,028, respectively, for asset management fees.  Acquisition fees paid to Advisor were $0 and $348,750 for the three months ended March 31, 2015 and 2014, respectively.

Property operating expenses include property management fees paid to our Property Manager of $189,538 and $81,054 for the three months ended March 31, 2015 and 2014, respectively.  For the three months ended March 31, 2015 and 2014, respectively, we paid our Property Manager $82,269 and $285,162 for leasing commissions and $35,244 and $27,410 for construction management fees.  Lease commissions and construction management fees are included in deferred loan and leasing commission costs and real estate assets, respectively, in the consolidated balance sheets.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

       As of March 31, 2015 and December 31, 2014, respectively, the Company had a net balance due to the Property Manager and the Advisor of $245,877 and $538,970.

The Company had a net balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $32,117 and $31,366 as of March 31, 2015 and December 31, 2014, respectively.  The balance due to Hartman XIX represents amounts due pursuant to the property and company management agreements among Hartman Income REIT Management and Hartman XIX and its subsidiaries.

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

       As of March 31, 2015, the Company has accepted investors’ subscriptions for and issued 9,466,553 shares of the Company’s common stock in its initial and follow-on public offerings, resulting in gross proceeds to the Company of $92,226,410.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of March 31, 2015 and December 31, 2014, respectively, we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three months ended March 31, 2015 and 2014, respectively, the Company granted 1,500 and 1,500 shares of restricted common stock to independent directors as compensation for services.  We recognized $15,000 as stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively, based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions we have paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2015
1st Quarter	$ 0.175	$ 1,416,861

2014
4th Quarter	$ 0.175	$ 1,306,367
3rd Quarter	0.175	1,237,568
2nd Quarter	0.175	1,191,153
1st Quarter	0.175	1,103,599
Total	$ 0.700	$ 4,838,687

Note 11 – Incentive Awards Plan

The Company has adopted an incentive plan (the “Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event may we grant awards with respect to more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  The Compensation Committee of the Board of Directors approved an award of 1,000 shares of restricted common stock issued to each of two executives of the Property Manager during the three months ended March 31, 2014. We recognized stock-based compensation expense of $0 and $20,000 with respect to these awards based on the offering price of $10 per share for the three months ended March 31, 2015 and 2014, respectively.  Incentive plan compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Note 13 – Subsequent Events

On May 1, 2015, we acquired a nine office building complex containing approximately 203,688 square feet of office space located in Dallas, Texas, for $11,400,000.  The property is commonly referred to as Commerce Plaza Hillcrest (the “Hillcrest Property”).  The Hillcrest Property was 74% occupied by 92 tenants as of the acquisition date.  The Hillcrest Property was acquired with funds from our ongoing public offering.

On May 8, 2015, we acquired an office building containing approximately 230,872 square feet of office space located in Houston, Texas, for $10,150,000.  The property is commonly referred to as 400 North Belt (the “North Belt Building”).  The North Belt Building was 64% occupied by 12 tenants as of the acquisition date.  The North Belt Building was acquired with funds from our ongoing public offering and loan advance proceeds of $5,000,000 provided under our Credit Facility.

In accordance with Financial Accounting Standards Board ASC Topic 855, Subsequent Events, the Company has evaluated subsequent events through May 15, 2015, which is the date these consolidated financial statements were issued. All subsequent events requiring recognition as of May 15, 2015, have been incorporated into these notes to consolidated financial statements.

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

•

our ability to raise proceeds in our ongoing public offering;

•

our ability to effectively deploy the proceeds raised in our ongoing public offering;

•

the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•

uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•

legislative or regulatory changes, including changes to laws governing REITS;

•

construction costs that may exceed estimates or construction delays;

•

increases in interest rates;

•

availability of credit or significant disruption in the credit markets;

•

the fact we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm's length basis and the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•

litigation risks;

•

lease-up risks;

•

inability to obtain new tenants upon the expiration of existing leases;

•

inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

•

changes to generally accepted accounting principles, or GAAP; and

•

the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015.

The following discussion and analysis should be read in conjunction with the accompanying interim consolidated financial information.

Overview

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

As of March 31, 2015, we had accepted subscriptions for, and issued, 9,466,553 shares of our common stock in our initial and follow-on public offerings, including 587,847 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross proceeds of $92,226,410.

We intend to use substantially all of the net proceeds from our public offering to continue to invest in a diversified portfolio of real properties.  As of March 31, 2015, our portfolio consists of nine commercial properties comprising approximately 1.38 million square feet.

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders.  We are externally managed by Hartman Advisors, LLC, which we refer to as our “advisor,” pursuant to an advisory agreement by and among us and our advisor, which we refer to as the “Advisory Agreement.”  Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate related assets.  Our advisor sources and presents investment opportunities to our board of directors.  Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.  The key personnel of our advisor are involved in the selection, acquisition, financing and disposition of our properties, and raising the capital to purchase.  The key personnel of our advisor have extensive experience in selecting and operating commercial real estate and in operating investment entities that acquire commercial real estate.  Our affiliated property manager is Hartman Income REIT Management, Inc. which we refer to as “HIR Management” or the “Property Manager,” which is responsible for operating, leasing and maintaining our properties.  HIR Management is the wholly owned subsidiary of Hartman Income REIT, Inc. which we refer to as “HIREIT”, a real estate investment trust that has investment objectives that are similar to those that we employ.

Investment Objectives and Strategy: Hartman Advantage

Our primary investment objectives are to:

•	realize growth in the value of our investments;
•	preserve, protect and return stockholders’ capital contributions; and
•	grow net cash from operations and pay regular cash distributions to our stockholders.

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

Critical Accounting Policies and Estimates

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three months ended March 31, 2015.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS

             As of March 31, 2015, we owned nine commercial properties comprising approximately 1,377,422 square feet, plus three pad sites.  We own four properties located in Richardson, Arlington, and Dallas, Texas, four properties located in Houston, Texas and one property located in San Antonio, Texas.  As of March 31, 2014, we owned a total of five commercial properties, comprised of four commercial properties located in Richardson, Arlington, and Dallas, Texas and one commercial property located in Houston, Texas, comprising approximately 725,895 square feet, plus three pad sites.

Comparison of the three months ended March 31, 2015 versus the three months ended March 31, 2014:

For purposes of the following discussion, our reference to “same property” means the Richardson Heights, Cooper Street, Bent Tree Green and Parkway properties.  Our reference to “2014 acquisitions” means the Gulf Plaza,

Mitchelldale, Energy Plaza, Timbercreek and Copperfield properties.  The Gulf Plaza property was acquired on March 11, 2014.  The Mitchelldale property was acquired on June 13, 2014.  The Energy Plaza, Timbercreek and Copperfield properties were acquired on December 30, 2014.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended March 31, 2015 and 2014, we had total rental revenues and tenant reimbursements and other revenues of $4,878,328 and $2,053,579, respectively. The following table presents a summary of the changes in total revenues for the three months ended March 31, 2015 and 2014:

	Three months ending March 31,		Change
	2015	2014
Total revenue:
Same property	$ 2,202,404	$ 1,919,612	$ 282,792
2014 acquisitions	2,675,924	133,967	2,541,957
Total revenue	$ 4,878,328	$ 2,053,579	$ 2,824,749

The increase in same property revenues of $282,792 is attributable to revenue increases due to increased occupancy and rent increases for Richardson Heights, Cooper Street, Bent Tree Green and Parkway properties.

Property operating expenses – Property operating expenses consists of contract services, repairs and maintenance, utilities and property management fees.  For the three months ended March 31, 2015 and 2014, we had total property operating expenses of $1,210,019 and $552,665, respectively.  The following table presents a summary of the changes in total property operating expenses for the three months ended March 31, 2015 and 2014:

	Three months ending March 31,		Change
	2015	2014
Total property operating expenses:
Same property	$ 511,548	$ 513,270	$ (1,722)
2014 acquisitions	698,471	39,395	659,076
Total property operating expenses	$ 1,210,019	$ 552,665	$ 657,354

Asset management and acquisition fees – Asset management and acquisition fees are fees payable to our Advisor in connection with the management of the Company and the acquisition of our properties.   For the three months ended March 31, 2015 and 2014, we paid the Advisor $201,218 and $102,028, respectively, for asset management fees.  For the three months ended March 31, 2015 and 2014, we paid the Advisor $0 and $348,750, respectively, for asset acquisition fees.  We had no acquisitions during the three months ended March 31, 2015 versus one acquisition, the Gulf Plaza Property, during the three months ended March 31, 2014.

Organizational and offering costs - We incur certain expenses in connection with our organization the registration and sale of common shares.  These costs principally relate to professional and filing fees. For the three months ended March 31, 2015 and 2014, organization and offering costs were $137,821 and $60,758, respectively.  The increase is attributable to the substantial increase in funds raised for the three months ended March 31, 2015 versus the three months ended March 31, 2014.

Real estate taxes and insurance – Real estate taxes and insurance were $722,324 and $376,055 for the three months ended March 31, 2015 and 2014, respectively.  The increase in real estate taxes and insurance expense is a result of the increase in the value of assets under management as a result of property acquisitions.

General and administrative expense - General and administrative expenses were $319,547 and $121,415 for the three months ended March 31, 2015 and 2014, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, independent director compensation and other share based compensation.  For the three months ended March 31, 2015, corporate level general and administrative expenses increased a net $84,638 including accounting fees which increased $46,700 as a result of fees incurred for property acquisition audits and progress billings with respect to our annual audit and other professional fees and expenses which increased $37,938, net.  For the three months ended March 31, 2015, property level general and administrative expenses increased $113,494 including advertising and promotions expense which increased $24,029, property tax litigation costs which increased $16,766, non-capital leasing costs which increased $33,745 and all other property general and administrative expenses which increased $38,954.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Interest expense – Interest expense was $757,631 and $123,652 for the three months ended March 31, 2015 and 2014, respectively.  Interest expense increased as a result of the increase in notes payable from $15.3 million as of March 31, 2014 to $59.3 million as of March 31, 2015.

Fees to affiliates – In addition to asset management and acquisition fees paid to Advisor and property management fees paid to the Property Manager, we pay leasing commissions and construction management fees to the Property Manager.  For the three months ended March 31, 2015 and 2014, respectively, we paid our Property Manager $189,538 and $81,054 for property management fees, $82,269 and $285,162 for leasing commissions and $35,244 and $27,410 for construction management fees.  The increase in property management fees, which are based on revenues, is substantially attributable to revenues for the three months ended March 31, 2015 for the 2014 acquisitions.  Construction management fees are based on building and tenant improvement managed by the Property Manager.  The $7,834 increase in construction management fees for the three month ended March 31, 2015 versus the three months ended March 31, 2014 is attributable to an increase in applicable capital expenditures of $156,680.  Lease commissions and construction management fees are included in deferred loan and lease commission costs and real estate assets, respectively, in the consolidated balance sheets.

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

The following table summarizes our calculation of FFO and MFFO for three months ended March 31, 2015 and 2014 including a reconciliation of such non-GAAP financial measures to our net loss:

	Three months ended March 31,
	2015	2014
Net loss	$ (921,111)	$ (742,331)
Depreciation and amortization of real estate assets	2,450,879	1,110,587
Funds from operations (FFO)	1,529,768	368,256
Acquisition related expenses	-	348,750
Modified funds from operations (MFFO)	$ 1,529,768	$ 717,006

Distributions

The following table summarizes the quarterly distributions we paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the period from January 2014 through March 2015:

Period	Cash (1)	DRIP (1) (2)	Total	Net Cash Provided by (used in) Operating Activities
First Quarter 2014	$ 568,290	$ 535,309	$ 1,103,599	$ 435,759
Second Quarter 2014	614,018	577,135	1,191,153	588,753
Third Quarter 2014	632,275	605,293	1,237,568	637,047
Fourth Quarter 2014	664,962	641,405	1,306,367	1,280,608
2014 Total	$ 2,479,545	$ 2,359,142	$ 4,838,687	$ 2,942,167

First Quarter 2015	$ 703,281	$ 713,580	$ 1,416,861	$ (621,230)

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the three months ended March 31, 2015 and 2014, we paid aggregate distributions of $1,416,861 and $1,103,599, respectively.  During the same periods, cash (used in) provided by operating activities was ($621,230) and $435,759, respectively.  Of the $1,416,861 and $1,103,599 we paid to our stockholders for the three months ended March 31, 2015 and 2014, 0% and 39%, respectively, was attributable to cash provided by operating activities.

Liquidity and Capital Resources

As of March 31, 2015, the Company had issued 9,466,553 shares of the Company’s common stock in its ongoing public offering, resulting in gross proceeds to the Company of $92,226,410.

Our principal demands for funds will be for real estate and real estate-related acquisitions, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our ongoing public offering and from financings.

There may be a delay between the sale of our shares and the purchase of properties or other investments, which could result in a delay in our ability to make distributions to our stockholders. Some or all of our distributions will be paid from other sources, such as from the net proceeds of our ongoing public offering, cash advances to us by our advisor, cash resulting from a waiver of asset management fees and borrowings secured by our assets in anticipation of future operating cash flow, until such time as we have sufficient cash flow from operations to fund fully the payment of distributions. We expect to have limited cash flow from operations available for distribution until we make substantial investments. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of March 31, 2015, our outstanding secured debt is $59,334,452.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of March 31, 2015 we owned nine commercial real estate properties.  During the three months ended March 31, 2015, net cash (used in) operating activities was ($621,230) versus net cash provided by operating activities of $435,759 for the three months ended March 31, 2014.  Net cash used in operating activities for the three months ending March 31, 2015 included $1,825,382 net disbursement of 2014 ad valorem taxes paid in January 2015.  Property taxes disbursed for 2014 ad valorem taxes paid in January 2015 were for nine properties versus four properties for 2013 ad valorem taxes paid in January 2014.  We expect cash flows from operating activities to increase in future periods as a result of the 2014 additions as well as properties acquired in 2015.

Cash Flows from Investing Activities

During the three months ended March 31, 2015, net cash used in investing activities was $1,304,774 versus $15,291,392 for the three months ended March 31, 2014.  Additions to real estate for the three months ended March 31, 2014 included $13,950,000 used to acquire the Gulf Plaza property on March 11, 2014.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of net proceeds from our term loan financing and proceeds from our ongoing public offering.  Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $9,022,759 versus $15,160,202, respectively, and consisted primarily of the following:

•

$9,839,261 and $2,612,833, respectively, of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock fees of $474,075 and $251,861, respectively;

•

$187,429 and $136,521, respectively, of cash used to redeem common stock pursuant to our share redemption plan;

•

$703,281 and $568,290, respectively, of net cash distributions;

•

$170,175 and $115,659, respectively, of cash provided by net term loan proceeds and insurance premium financing; and

•

($283,396) cash used to pay term loan principal amortization versus $13,000,000 net cash provided by revolving credit advances.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2015, our borrowings were not in excess of 300% of the value of our net assets.

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

As of March 31, 2015, we had notes payable totaling an aggregate principal amount of $59,334,452. For more information on our outstanding indebtedness, see Note 6 (Notes Payable) to the consolidated financial statements included in this quarterly report.

The following is a summary of our contractual obligations as of March 31, 2015:

Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt obligations (1)	$ 59,334,452	$ 862,859	$ 2,459,635	$ 2,704,667	$ 53,307,291
Interest payments on outstanding debt obligations(2)	39,597,322	2,802,874	5,438,623	5,193,591	26,162,234
Purchase obligations(3)	-	-	-	-	-
Total	$ 98,931,774	$ 3,665,733	$ 7,898,258	$ 7,898,258	$ 79,469,525

(1)

Amounts include principal payments only.

(2)

Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2015.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of March 31, 2015.

Off-Balance Sheet Arrangements

       As of March 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements  (See Note 2 to the consolidated financial statements included in Item 1 to this quarterly report).

Subsequent Events

On May 1, 2015, we acquired a nine office building complex containing approximately 203,688 square feet of office space located in Dallas, Texas, for $11,400,000.  The property is commonly referred to as Commerce Plaza Hillcrest (the “Hillcrest Property”).  The Hillcrest property was 74% occupied by 92 tenants as of the acquisition date.  The Hillcrest Property was acquired with funds from our ongoing public offering.

On May 8, 2015, we acquired an office building containing approximately 230,872 square feet of office space located in Houston, Texas, for $10,150,000.  The property is commonly referred to as 400 North Belt (the “North Belt Building”).  The North Belt Building was 64% occupied by 12 tenants as of the acquisition date.  The North Belt Building was acquired with funds from our ongoing public offering and loan advance proceeds of $5,000,000 provided under our revolving credit facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 13d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2015, in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

During the three months ended March 31, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	-	20,016	$9.36	(3)
February 2015	-	-	-	(3)
March 2015	-	-	-	(3)
	-	20,016	$9.36

(1) We generally redeem shares in the month following the end of the fiscal quarter in which requests were received.

(2) Pursuant to the share redemption program, we currently redeem shares at prices determined as follows:

a.

For shares that have been held at least one year, the lesser of 90.0% of the price paid to acquire the shares or 90.0% of the offering price of shares in our most recent offering;

b.

For shares that have been held at least two years, the lesser of 92.5% of the price paid to acquire the shares or 92.5% of the offering price of shares in our most recent offering;

c.

For shares that have been held at least three years, the lesser of 95.0% of the price paid to acquire the shares or 95.0% of the offering price of shares in our most recent offering;

d.

For shares that have been held at least four years, the lesser of 97.5% of the price paid to acquire the shares or 97.5% of the offering price of shares in our most recent offering;

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

On February 9, 2010, our Registration Statement on Form S-11 (File No. 333-154750), registering a public offering of up to $273,750,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering.  In our initial public offering we offered up to 25,000,000 shares of our common stock to the public at $10.00 per share with discounts available to certain categories of purchasers and up to 2,500,000 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  We issued a total of 4,455,678 shares of our common stock in our initial public offering, including 162,561 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $43,943,731.  On July 16, 2013, our Registration Statement on Form S-11 (File No. 333-185336), registering our follow-on public offering of up to $219,000,000 in shares of our common stock, was declared effective by the SEC.  In our follow-on offering, we are offering up to 20,000,000 shares of our common stock to the public at $10.00 per share and up to 2,000,000 common shares pursuant to our distribution reinvestment plan at $9.50 per share.

As of March 31, 2015, we had accepted subscriptions for and issued 9,466,553 shares of our common stock in our initial and follow-on offerings, including 587,847 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $92,226,410.  As of the termination of our initial public offering, we had accepted investors’ subscriptions for and issued 4,455,678 shares of our common stock in the initial public offering, including 162,561 shares of our common stock pursuant to our DRIP, resulting in offering proceeds of $43,943,731.  Total shares issued and outstanding as of March 31, 2015 include 30,875 shares of our common stock issued as non-employee compensation to members of our board of directors and certain executives of our Property Manager.

As of March 31, 2015, we incurred selling commissions and other organization and offering costs in our initial and follow-on offerings in the amounts set forth in the table below.  The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	5,926,347	Actual
Other organization and offering expenses	1,333,886	Actual
Total expenses	7,260,233

As of March 31, 2015, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $79,381,630, excluding $5,584,547 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan.

We intend to use substantially all of the net proceeds from our public offerings to invest in a portfolio of real properties. As of March 31, 2015, we had used $79,381,630 of the net proceeds from our public offerings, plus debt financing, to purchase our nine investments in commercial properties. As of March 31, 2015, we had paid $2,682,900 of acquisition fees to our advisor.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit	Description
3.1

First Articles of Amendment to Third Amended and Restated Articles of Incorporation of Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on April 12, 2012)

3.2

Third Amended and Restated Articles of Incorporation of Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (SEC File No. 000-53912) filed on March 22, 2010)

3.3	Bylaws of Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 2 to the Company’s registration statement on Form 8-A (SEC File No. 000-53912) filed on March 22, 2010)
10.1

Purchase and Sales Agreement, dated as of March 24, 2015 by and between PKY 400 North Belt, LLC and Hartman XX Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 16, 2015.)

10.2

Purchase and Sales Agreement, dated as of March 24, 2015 by and between PKY 400 North Belt, LLC and Hartman XX Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2015.)

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

Date: May 15, 2015

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: May 15, 2015

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)