Form 10-Q
period 2014-08-07
Hartman Short Term Income Properties XX, Inc.
filed 2015-08-07
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

☒Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015 there were 11,309,729 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)

Real estate assets, at cost	$ 138,615,939	$ 115,927,596
Accumulated depreciation and amortization	(18,415,283)	(12,904,556)
Real estate assets, net	120,200,656	103,023,040

Cash and cash equivalents	2,833,952	4,428,594
Restricted cash	7,100,000	7,100,000
Accrued rent and accounts receivable, net	1,908,900	1,388,420
Deferred loan and leasing commission costs, net	3,067,263	2,802,175
Goodwill	249,686	249,686
Due from related parties	668,953	-
Prepaid expenses and other assets	3,289,845	1,444,319
Total assets	$ 139,319,255	$ 120,436,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$ 59,050,721	$ 59,617,848
Accounts payable and accrued expenses	4,573,072	4,940,892
Due to related parties	-	507,604
Tenants' security deposits	987,479	797,842
Total liabilities	64,611,272	65,864,186

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	1
Common stock, $0.001 par value, 750,000,000 authorized,10,846,505 shares and 8,047,132 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	10,847	8,047
Additional paid-in capital	101,067,068	74,996,481
Accumulated distributions and net loss	(26,369,933)	(20,432,481)
Total stockholders' equity	74,707,983	54,572,048
Total liabilities and total stockholders' equity	$ 139,319,255	$ 120,436,234

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental revenues	$ 4,823,165	$ 2,396,722	$ 8,973,159	$ 4,180,883
Tenant reimbursements and other revenues	818,033	397,999	1,546,367	667,417
Total revenues	5,641,198	2,794,721	10,519,526	4,848,300

Expenses
Property operating expenses	1,493,165	600,908	2,703,184	1,153,573
Asset management and acquisition fees	765,567	608,844	966,785	1,059,622
Organization and offering costs	218,403	156,111	356,224	216,869
Real estate taxes and insurance	823,762	469,302	1,546,086	845,357
Depreciation and amortization	3,059,848	1,485,899	5,510,727	2,596,486
General and administrative	301,302	178,690	620,849	300,105
Interest expense	760,390	371,673	1,518,021	495,325
Total expenses	7,422,437	3,871,427	13,221,876	6,667,337
Net loss	(1,781,239)	(1,076,706)	(2,702,350)	(1,819,037)
Basic and diluted loss per common share:

Net loss attributable to common stockholders	$ (0.18)	$ (0.16)	$ (0.29)	$ (0.27)
Weighted average number of common shares outstanding, basic and diluted	10,102,254	6,820,792	9,335,539	6,660,383

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
					Paid-In	Distributions
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Total
Balance, December 31, 2014	1,000	$1	8,047,132	$8,047	$74,996,481	($20,432,481)	$54,572,048
Issuance of common shares (cash investment)	-	-	2,628,062	2,628	25,559,577	-	25,562,205
Redemption of common shares	-	-	(3,111)	(3)	(28,297)	-	(28,300)
Issuance of common shares (non-cash)	-	-	174,422	175	1,669,385	-	1,669,560
Selling commissions	-	-	-	-	(1,130,078)	-	(1,130,078)
Dividends and distributions (stock)	-	-	-	-	-	(1,678,184)	(1,678,184)
Dividends and distributions (cash)	-	-	-	-	-	(1,556,918)	(1,556,918)
Net loss	-	-	-	-	-	(2,702,350)	(2,702,350)
Balance, June 30, 2015	1,000	$1	10,846,505	$10,847	$101,067,068	($26,369,933)	$74,707,983

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$ (2,702,350)	$ (1,819,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	50,000	50,000
Depreciation and amortization	5,510,727	2,596,486
Deferred loan and lease commission costs amortization	254,592	231,435
Bad debt (recovery) provision	11,082	(53,722)
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(531,562)	(659,394)
Deferred leasing commissions	(375,274)	(633,481)
Prepaid expenses and other assets	440,908	(36,486)
Accounts payable and accrued expenses	(1,033,616)	543,634
Due to related parties	(1,176,557)	570,020
Tenants' security deposits	189,637	235,057
Net cash provided by operating activities	637,587	1,024,512
Cash flows from investing activities:
Acquisition deposits	(1,950,000)	-
Increase in restricted cash	-	(7,100,000)
Additions to real estate	(22,253,694)	(34,299,871)
Net cash used in investing activities	(24,203,694)	(41,399,871)
Cash flows from financing activities:
Distributions paid in cash	(1,506,383)	(1,182,308)
Payment of selling commissions	(1,130,078)	(344,870)
Payment of deferred loan costs	(144,406)	(856,362)
Repayment of insurance premium finance note	(146,130)	(63,201)
Proceeds from insurance premium finance note	268,124	137,550
(Repayments) proceeds under term loan notes	(567,127)	49,725,000
Proceeds from revolving credit advances	5,000,000	22,462,431
Repayment of revolving credit advances	(5,000,000)	(24,762,431)
Proceeds from issuance of common stock	25,225,765	5,588,638
Redemption of common shares	(28,300)	(990,877)
Net cash provided by financing activities	21,971,465	49,713,570
Net change in cash and cash equivalents	(1,594,642)	9,338,211
Cash and cash equivalents at the beginning of period	4,428,594	143,038
Cash and cash equivalents at the end of period	$ 2,833,952	$ 9,481,249

Supplemental cash flow information:
Cash paid for interest	1,424,624	357,283

Supplemental disclosures of non-cash investing and financing activities:
Increase in distribution payable	88,622	11,142
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	1,589,562	1,112,444
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

Note 1 — Organization and Business

Hartman Short Term Income Properties XX, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011.  Effective July 16, 2013, the Company is offering $200,000,000 of its common shares to the public in its follow-on offering (exclusive of $19,000,000 of its common shares available pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share. The offering price for shares offered in the follow-on offering was determined by the Company’s board of directors.  The Company’s board of directors may change the price at which the Company offers shares to the public from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant.

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred shares to its advisor, Hartman Advisors LLC, at a price of $10.00 per share.  Hartman Advisors LLC (the “Advisor”) is the Company’s advisor. The Advisor is owned 70% by Allen R. Hartman, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and 30% by Hartman Income REIT Management, Inc. (the “Property Manager”). The Property Manager is a wholly owned subsidiary of Hartman Income REIT, Inc. of which approximately 20% is beneficially owned by Allen R. Hartman.

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

As of June 30, 2015, we had issued 11,086,745 shares of our common stock in our initial and follow-on offerings, including 678,183 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $107,978,849.  Total shares issued and outstanding as of June 30, 2015 include 38,875 shares of our common stock issued as non-employee compensation to members of our board of directors and certain executives of our Property Manager.

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

       As of June 30, 2015, we owned 11 commercial properties comprising approximately 1,811,982 square feet plus 3 pad sites.  We own 5 properties located in Richardson, Arlington, and Dallas, Texas, 5 properties located in Houston, Texas and 1 property located in San Antonio, Texas.  As of June 30, 2014, we owned 4 commercial properties located in Richardson, Arlington, and Dallas, Texas and 2 commercial property located in Houston, Texas, for a total of 6 commercial properties, comprising approximately 1,103,647 square feet plus 3 pad sites.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2014 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of June 30, 2015 have

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 2015, and the results of consolidated operations for the three and six months ended June 30, 2015 and 2014, the consolidated statement of stockholders’ equity for the six months ended June 30, 2015 and the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014.  The results of the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of June 30, 2015 and December 31, 2014 consisted of demand deposits at commercial banks.

Restricted Cash

Restricted cash represents cash for which the use of funds is restricted by certain loan documents.  As of June 30, 2015 and December 31, 2014, the Company had a restricted cash balance of $7,100,000, respectively, which represents amounts set aside as impounds to be disbursed to the Company (i) upon its achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property, and (ii) the completion of certain agreed upon capital repairs at the Cooper Street Property and the Mitchelldale Property.  Restricted cash includes $6,500,000 of loan proceeds and $600,000 in cash, which have been deposited in an escrow account with a loan servicer.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2015.

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

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the Company. These costs principally relate to professional and filing fees. For the three months ended June 30, 2015 and 2014, such costs totaled $218,403 and $156,111, respectively.  For the six months ended June 30, 2015 and 2014, such costs totaled $356,224 and $216,869, respectively.

Organization and offering costs will be reimbursed by the Advisor to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of June 30, 2015 and December 31, 2014, respectively, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

proceeds was cumulatively $508,240 and $535,023 for the Company’s initial and follow-on offerings.  No demand has been made of the Advisor for reimbursement as of June 30, 2015 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in capital.

Stock-Based Compensation

The Company follows ASC 718, Compensation-Stock Compensation (“ASC 718”) with regard to issuance of stock in payment of services.  ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  The compensation cost is measured based on the fair value of the equity or liability instruments issued.

       Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $43,949 and $17,728 for the three months ended June 30, 2015 and 2014, respectively.  Advertising costs totaled $72,579 and $22,328 for the six months ended June 30, 2015 and 2014, respectively.

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

For the three months ended June 30, 2015 and 2014, the Company incurred a net loss of $1,781,239 and $1,076,706, respectively.  For the six months ended June 30, 2015 and 2014, the Company incurred a net loss of $2,702,350 and $1,819,037, respectively.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of June 30, 2015 and 2014, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2015 and 2014 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

We maintain cash accounts in one U.S. financial institution.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

The sole tenant of the Gulf Plaza property represents 13.3% and 18.7% of rental revenues for the six months ended June 30, 2015 and 2014, respectively.

Note 3 — Real Estate

   Real estate assets consisted of the following:

	June 30, 2015	December 31, 2014
Land	$ 35,866,500	$ 26,829,000
Buildings and improvements	66,657,522	60,687,858
In-place lease value intangible	36,091,917	28,410,738
	138,615,939	115,927,596
Less accumulated depreciation and amortization	(18,415,283)	(12,904,556)
Total real estate assets	$ 120,200,656	$ 103,023,040

       Depreciation expense for the three months ended June 30, 2015 and 2014 was $939,917 and $475,096, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $1,732,071 and $864,923, respectively.  Amortization expense of in-place lease value intangible was $2,119,931 and $1,010,803 for the three months ended June 30, 2015 and 2014, respectively.  Amortization expense of in-place lease value intangible was $3,778,656 and $1,731,563 for the six months ended June 30, 2015 and 2014, respectively.

       Acquisition fees paid to Advisor were $538,750 and $479,375 for the three months ended June 30, 2015 and 2014, respectively.  Acquisition fees paid to Advisor were $538,750 and $828,125 for the six months ended June 30, 2015 and 2014, respectively.  Asset management fees paid to Advisor were $226,817 and $129,469 for the three months ended June 30, 2015 and 2014, respectively.  Asset management fees paid to Advisor were $428,035 and $231,497 for the six months ended June 30, 2015 and 2014, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, respectively.

On May 1, 2015, we acquired a nine-building office complex comprising approximately 203,688 square feet located in Dallas, Texas, commonly known as Commerce Plaza Hillcrest (the “Hillcrest Property”) through Hartman Hillcrest LLC, a wholly owned subsidiary of the Operating Partnership.  The Hillcrest Property was acquired for $11,400,000, exclusive of closing costs, from an unaffiliated third party seller.  The Hillcrest

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property was approximately 74% occupied at the acquisition date.  An acquisition fee of $285,000 was earned by the Advisor in connection with the purchase of the Hillcrest Property.

On May 8, 2015, we acquired a 12 story office building comprising approximately 230,872 square feet located in Houston, Texas, commonly known as the 400 North Belt (the “North Belt Property”) through Hartman 400 North Belt LLC, a wholly owned subsidiary of the Operating Partnership.  The North Belt Property was acquired for $10,150,000, exclusive of closing costs, from an unaffiliated third party seller.  The North Belt Property was approximately 64% occupied at the acquisition date.  An acquisition fee of $253,750 was earned by the Advisor in connection with the purchase of the North Belt Property.

The following table summarizes the fair value of the assets acquired and liabilities assumed based upon our initial purchase price allocations as of the respective acquisition dates:

	Hillcrest	North Belt
Assets acquired:
Real estate assets	$ 11,400,000	$ 10,150,000
Other assets	-	-
Total assets acquired	11,400,000	10,150,000

Liabilities assumed:
Accounts payable and accrued expenses	74,049	640,057
Security deposits	129,284	54,808
Total liabilities assumed	203,333	694,865

Fair value of net assets acquired	$ 11,196,667	$ 9,455,135

We identify and record the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms.  With respect to all properties owned by the Company, we consider all of the in-place leases to be market rate leases.

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	June 30, 2015	December 31, 2014
In-place lease value intangible	$ 36,091,917	$ 28,410,738
In-place leases – accumulated amortization	(12,374,255)	(8,595,599)
Acquired lease intangible assets, net	$ 23,717,662	$ 19,815,139

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	June 30, 2015	December 31, 2014
Tenant receivables	$ 500,369	$ 361,373
Accrued rent	1,636,551	1,243,985
Allowance for uncollectible accounts	(228,020)	(216,938)
Accrued rents and accounts receivable, net	$ 1,908,900	$ 1,388,420

As of June 30, 2015 and December 31, 2014, we had an allowance for uncollectible accounts of $228,020 and $216,938, respectively.  For the three months ended June 30, 2015 and 2014, we recorded bad debt (recovery) expense in the amount of $61,361 and $(60,441), respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  For

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the six months ended June 30, 2015 and 2014, we recorded bad debt (recovery) expense in the amount of $11,082 and $(53,722), respectively.  Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Loan and Leasing Commission Costs, net

Costs which have been deferred consist of the following:

	June 30, 2015	December 31, 2014
Deferred loan and leasing commission costs	$ 3,649,196	$ 3,129,516
Less: accumulated amortization	(581,933)	(327,341)
Total cost, net of accumulated amortization	$ 3,067,263	$ 2,802,175

Note 6 — Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “Credit Facility”) with a bank.  The borrowing base of the Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The Credit Facility was secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Parkway Property.  On June 13, 2014, the Company entered into a modification agreement pursuant to which the Richardson Heights Property, the Cooper Street Property, and the Bent Tree Green Property were released as collateral for the Credit Facility.  On July 2, 2014, the Company entered into a further modification agreement of the Credit Facility to add the Gulf Plaza Property as collateral and the borrowing base of the Credit Facility, as further modified, was increased to $7.0 million.  On January 23, 2015, the Credit Facility was modified to add the Timbercreek and Copperfield properties as collateral and the borrowing base of the Credit Facility was increased to $9.9 million.  The Credit Facility note bears interest at greater of 4.5% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 4.5% per annum as of June 30, 2015.  The loan matures on May 9, 2016.

The outstanding balance under the Credit Facility was $0 as of June 30, 2015 and December 31, 2014, respectively.  As of June 30, 2015 the amount available to be borrowed is $9.9 million.  As of June 30, 2015, we were in compliance with all loan covenants.

The following is a summary of the mortgage notes payable as of June 30, 2015:

Collateral Property Name	Payment Type	Maturity	Rate	Principal Balance
Richardson Heights Property (1)(2)	Principal and interest	July 1, 2041	4.61%	19,813,923
Cooper Street Property (1)(3)	Principal and interest	July 1, 2041	4.61%	8,239,453
Bent Tree Green Property (1)(2)	Principal and interest	July 1, 2041	4.61%	8,239,453
Mitchelldale Property (1)(3)	Principal and interest	July 1, 2041	4.61%	12,481,790
Energy Plaza I & II	Principal and interest	June 10, 2021	5.30%	10,276,102
				59,050,721

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

(3)

In connection with the loans secured by the Cooper Street Property and the Mitchelldale Property, we entered into a post-closing agreement with the lender requiring the short term escrow of $600,000 for certain capital repairs to be completed during 2014 together with the delivery of certain other documents as set forth in the post-closing agreement.   The lender has extended the time for completing certain capital repairs and matters related to the post-closing agreement until March 27, 2015.  As of June 30, 2015, the lender has been advised of post-closing matters covered by the extension agreement which remain incomplete.

Loan proceeds and other reserve funds held pursuant to the reserve agreement and the post-closing agreement are recorded as restricted cash on the accompanying consolidated balance sheets.

On June 13, 2014, the Company, through the Operating Partnership, entered into four term loan agreements with an insurance company, each loan being secured by a collateral property.  Each of the loans secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property require monthly payments of principal and interest due and payable on the first day of each month.  Monthly payments are based on a 27 year loan amortization.  Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements.  As of June 30, 2015, we were in compliance with all loan covenants.  Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents.  The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans.

The loan secured by the Energy Plaza I & II Property requires monthly payments of principal and interest due and payable on the tenth day of each month.  Monthly payments are based on a 30 year loan amortization.  The loan agreement is subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreement.  As of June 30, 2015, we were in compliance with all loan covenants.  The loan agreement is secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to common stockholders	$ (1,781,239)	$ (1,076,706)	$ (2,702,350)	$ (1,819,037)
Denominator:
Basic and diluted weighted average common shares outstanding	10,102,254	6,820,792	9,335,539	6,660,383

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$ (0.18)	$ (0.16)	$ (0.29)	$ (0.27)

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

For the three months ended June 30, 2015 and 2014, we paid the Advisor $226,817 and $129,469, respectively, for asset management fees.  For the six months ended June 30, 2015 and 2014 we paid the Advisor $428,035 and $231,497, respectively, for asset management fees.  Acquisition fees paid to Advisor were $538,750 and $479,375 for the three months ended June 30, 2015 and 2014, respectively, and $538,750 and $828,125 for the six months ended June 30, 2015 and 2014, respectively.

Property operating expenses include property management fees paid to our Property Manager of $219,357 and $113,389 for the three months ended June 30, 2015 and 2014, respectively.  Property management fees for the six months ended June 30, 2015 and 2014, respectively, were $408,895 and $194,443.  For the three months ended June 30, 2015 and 2014, respectively, we paid our Property Manager $99,183 and $348,319 for leasing commissions and $30,491 and $59,647 for construction management fees.  For the six months ended June 30, 2015 and 2014, respectively, we paid our Property Manager $181,452 and $633,481 for leasing commissions and $65,735 and $87,057 for construction management fees.  Lease commissions and construction management fees are included in deferred loan and leasing commission costs and real estate assets, respectively, in the consolidated balance sheets.

       As of June 30, 2015 and December 31, 2014, respectively, the Company had a net balance due (from) to the Property Manager and the Advisor of $(638,940) and $538,970.

The Company had a net balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $30,013 and $31,366 as of June 30, 2015 and December 31, 2014, respectively.  The balance due to Hartman XIX represents amounts due pursuant to the property and company management agreements among Hartman Income REIT Management and Hartman XIX and its subsidiaries.

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

       As of June 30, 2015, the Company has accepted investors’ subscriptions for and issued 11,086,745 shares of the Company’s common stock in its initial and follow-on public offerings, resulting in gross proceeds to the Company of $107,978,849.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of June 30, 2015 and December 31, 2014, respectively, we have issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

Stock-Based Compensation

       We award vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors. The Company granted 1,500 shares of restricted common stock to independent directors as compensation for services for the three months ended June 30, 2015 and 2014, respectively and 3,000 shares of restricted common stock to independent directors as compensation for services for the six months ended June 30, 2015 and 2014, respectively.  Based upon the estimated fair value per share, we recognized $15,000 as stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively and $30,000 as stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions we have paid, including the total amount paid and amount paid per common share, in each indicated quarter:

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2015
2nd Quarter	$ 0.175	$ 1,679,084
1st Quarter	0.175	1,416,861
Total 2015	0.350	$ 3,095,945

2014
4th Quarter	$ 0.175	$ 1,306,367
3rd Quarter	0.175	1,237,568
2nd Quarter	0.175	1,191,153
1st Quarter	0.175	1,103,599
Total 2014	$ 0.700	$ 4,838,687

Note 11 – Incentive Awards Plan

The Company has adopted an incentive plan (the “Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event may we grant awards with respect to more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  The Compensation Committee of the Board of Directors approved an award of 1,000 shares of restricted common stock issued to each of two executives of the Property Manager during the three months ended June 30, 2015. We recognized $20,000 and $0; $20,000 and $20,000 as stock-based compensation expense for three and six months ended June 30, 2015 and 2014, respectively.  Incentive plan compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Property Acquisitions

On May 27, 2015, the Company, through the Operating Partnership, entered into a purchase and sale agreement with AF Corporate Park Place, Ltd., an unaffiliated third party seller, relating to the acquisition of a three-story suburban office building containing 113,429 square feet of office space located in Irving, Texas commonly known as Corporate Park Place for an aggregate purchase price of $9,500,000, exclusive of closing

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

costs.  We intend to finance the acquisition of Corporate Park Place with proceeds from our ongoing public offering and financing secured by Corporate Park Place.

The acquisition of Corporate Park Place is subject to customary conditions to closing, including but not limited to, the absence of a material adverse change to Corporate Park Place prior to the acquisition date and our ability to secure financing on acceptable terms.  There is no assurance that we will close the acquisition of Corporate Park Place on the terms described above or at all.

On June 9, 2015, the Company, through the Operating Partnership, entered into a purchase and sale agreement with CSFB Skymark Tower 2007-C2 LLC, an unaffiliated third party seller, relating to the acquisition of an eight-story suburban office building containing 115,700 square feet of office space located in Arlington, Texas commonly known as Skymark Tower for an aggregate purchase price of $8,900,000, exclusive of closing costs.  We intend to finance the acquisition of the Skymark Tower with proceeds from our ongoing public offering and financing secured by the Skymark Tower.

The acquisition of the Skymark Tower is subject to customary conditions to closing, including but not limited to, the absence of a material adverse change to the Skymark Tower prior to the acquisition date and our ability to secure financing on acceptable terms.  There is no assurance that we will close the acquisition of the Skymark Tower on the terms described above or at all.

Note 13 – Subsequent Events

On July 31, 2015, Hartman Short Term Income Properties XX, Inc. (the “Company”), through Hartman Ashford Crossing LLC (“Ashford LLC”), an indirect, wholly-owned subsidiary of the Company, acquired a fee simple interest in a six story office building commonly known as Ashford Crossing II (the “Ashford Crossing Property”), containing approximately 158,451 square feet of office space located in Houston, Texas.

Ashford LLC acquired the Ashford Crossing Property from KWI Ashford Westchase Buildings, L.P., an unrelated third party seller, for a purchase price, of $10,600,000, exclusive of closing costs. Ashford LLC financed the payment of the purchase price for the Ashford Crossing Property with proceeds from the Company’s ongoing public offering and loan advance proceeds from the Company’s revolving credit facility.  The Ashford Crossing Property is secured by a deed of trust in favor of Hartman XX Limited Partnership, the sole member of Ashford LLC and a negative pledge in favor of Texas Capital Bank NA.

In accordance with Financial Accounting Standards Board ASC Topic 855, Subsequent Events, the Company has evaluated subsequent events through August 7, 2015, which is the date these consolidated financial statements were issued. All subsequent events requiring recognition as of August 7, 2015, have been incorporated into these notes to consolidated financial statements.

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

Overview

We are a Maryland corporation formed on February 5, 2009, to acquire and invest in income-producing commercial properties, including office buildings, shopping centers, other retail properties and commercial properties.  We have made and expect to continue to make our investments in real estate assets located in the United States, with a strategic focus on real estate properties located in Texas, based on our view of existing market conditions.  As used herein, the terms “we,” “our,” and “us” refer to Hartman Short Term Income Properties XX, Inc. and, as required by context, Hartman XX Limited Partnership, a Texas limited partnership, which we refer to as our “operating partnership,” and to its respective subsidiaries.  References to “shares” and “our common stock” refer to the shares of our common stock.  We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership, of which our wholly-owned subsidiary is the sole general partner.  We have elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2011.

On February 9, 2010, we commenced our initial public offering of up to a maximum of $250,000,000 in shares of our common stock to the public at a price of $10 per share and up to $23,750,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share.  On April 25, 2013, we terminated our initial public offering.  As of the termination our initial public offering on April 25, 2013, we had accepted subscriptions for and issued 4,455,678 shares of our common stock, including 162,561 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in offering proceeds of $43,943,731.

On July 16, 2013, we commenced our follow-on offering of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  Our board of directors may change the price at which we offer our shares in our follow-on offering, but not more than quarterly, to reflect changes in our estimated per-share net asset and other factors our board of directors deems relevant.

As of June 30, 2015, we had accepted subscriptions for, and issued, 11,086,745 shares of our common stock in our initial and follow-on public offerings, including 678,183 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross proceeds of $107,978,849.

We intend to use substantially all of the net proceeds from our public offerings to continue to invest in a diversified portfolio of real properties.  As of June 30, 2015, our portfolio consists of 11 commercial properties comprising approximately 1.81 million square feet.

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders.  We are externally managed by Hartman Advisors, LLC, which we refer to as our “advisor,” pursuant to an advisory agreement by and among us and our advisor, which we refer to as the “Advisory Agreement.”  Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate related assets.  Our advisor sources and presents investment opportunities to our board of directors.  Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.  The key personnel of our advisor are involved in the selection, acquisition, financing and disposition of our properties, and raising the capital to purchase.  The key personnel of our advisor have extensive experience in selecting and operating commercial real estate and in operating investment entities that acquire commercial real estate.  Our affiliated property manager is Hartman Income REIT Management, Inc. which we refer to as our “property manager,” which is responsible for operating, leasing and maintaining our properties.  Our property manager is the wholly owned subsidiary of Hartman Income REIT, Inc. which we refer to as “HIREIT”, a real estate investment trust that has investment objectives that are similar to those that we employ.

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

Critical Accounting Policies and Estimates

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three or six months ended June 30, 2015.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS

As of June 30, 2015, we owned 11 commercial properties comprising approximately 1,811,982 square feet, plus three pad sites.  We own five properties located in Richardson, Arlington, and Dallas, Texas, five properties located in Houston, Texas and one property located in San Antonio, Texas.  As of June 30, 2014, we owned a total of six commercial properties, comprised of four commercial properties located in Richardson, Arlington, and Dallas, Texas and two commercial properties located in Houston, Texas, comprising approximately 1,103,647 square feet, plus three pad sites.

Comparison of the three months ended June 30, 2015 versus the three months ended June 30, 2014:

For purposes of the following discussion, “Same store” properties refer to the  Richardson Heights, Cooper Street, Bent Tree Green, Parkway and the Gulf Plaza properties, and  “New store” properties refer to the Mitchelldale, Energy Plaza, Timbercreek, Copperfield, Hillcrest and 400 North Belt properties. The Mitchelldale property was acquired on June 13, 2014.  The Energy Plaza, Timbercreek and Copperfield properties were acquired on December 30, 2014. The Hillcrest and 400 North Belt properties were acquired in May 2015.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended June 30, 2015 and 2014, we had total rental revenues and tenant reimbursements and other revenues of $5,641,198 and $2,794,721, respectively. The following table presents a summary of the changes in total revenues for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,		Change
	2015	2014
Total revenue:
Same store	$ 2,646,036	$ 2,437,022	$ 209,014
New store	2,995,162	357,699	2,637,463
Total revenue	$ 5,641,198	$ 2,794,721	$ 2,846,477

The increase in same store revenues of $209,014 is attributable to revenue increases due to increased occupancy and rent increases for the Richardson Heights, Cooper Street, Bent Tree Green and Parkway properties.

Property operating expenses – Property operating expenses consists of contract services, repairs and maintenance, utilities and property management fees.  For the three months ended June 30, 2015 and 2014, we had total property operating expenses of $1,493,165 and $600,908, respectively.  The following table presents a summary of the changes in total property operating expenses for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,		Change
	2015	2014
Total property operating expenses:
Same store	$631,153	$568,821	$62,332
New store	862,012	32,087	829,925
Total property operating expenses	$1,493,165	$600,908	$892,257

Asset management and acquisition fees – Asset management and acquisition fees are fees payable to our advisor in connection with our management and the acquisition of our properties.   For the three months ended June 30, 2015 and 2014, we paid the advisor $765,567 and $608,844, respectively, for asset management and acquisition fees. We had two acquisitions, the Hillcrest Property and 400 North Belt Property, during the three months ended June 30, 2015, versus one acquisition, the Mitchelldale Property, during the three months ended June 30, 2014.

Organization and offering costs - We incur certain expenses in connection with our organization and the registration and sale of common shares.  These costs principally relate to professional and filing fees. For the three months ended June 30, 2015 and 2014, organization and offering costs were $218,403 and $156,111, respectively.  The increase is attributable to the substantial increase in funds raised in our ongoing public offering for the three months ended June 30, 2015 versus the three months ended June 30, 2014.

Real estate taxes and insurance – Real estate taxes and insurance were $823,762 and $469,302 for the three months ended June 30, 2015 and 2014, respectively.  The increase in real estate taxes and insurance expense is a result of the increase in the value of assets under management as a result of property acquisitions.

General and administrative expense - General and administrative expenses were $301,302 and $178,690 for the three months ended June 30, 2015 and 2014, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, independent director compensation and other share based compensation.  For the three months ended June 30, 2015, corporate level general and administrative expenses increased by a total of $122,612, including professional fees and expenses which increased by $16,668 advertising and promotions expense which increased by $26,221, non-capital leasing costs which increased by $56,133 and all other property general and administrative expenses which increased by $23,590.  We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate related assets. We expect general and administrative expenses to decrease as a percentage of total revenue in future periods.

 Interest expense – Interest expense was $760,390 and $371,673 for the three months ended June 30, 2015 and 2014, respectively.  Interest expense increased as a result of the increase in notes payable from $49.7 million as of June 30, 2014 to $59.1 million as of June 30, 2015. The average outstanding amounts were $59.1 million and $6.67 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

 Fees to affiliates – In addition to asset management and acquisition fees paid to our advisor and property management fees paid to our property manager, we pay leasing commissions and construction management fees to our property manager.  For the three months ended June 30, 2015 and 2014, respectively, we paid our property manager $219,357 and $113,389 for property management fees, $99,183 and $348,319 for leasing commissions and $30,491 and $59,647 for construction management fees.  The increase in property management fees, which are based on revenues, is substantially attributable to revenues for the three months ended June 30, 2015 for the “New stores” discussed above.  Construction management fees are based on building and tenant improvement managed by the property manager.  The $29,156 decrease in construction management fees for the three month ended June 30, 2015 versus the three months ended June 30, 2014 is attributable to a decrease in applicable capital expenditures of $583,120.  Lease commissions and construction management fees are included in deferred loan and lease commission costs and real estate assets, respectively, in the consolidated balance sheets.

Comparison of the six months ended June 30, 2015 versus the six months ended June 30, 2014:

For purposes of the following discussion, “Same store” properties refer to the Richardson Heights, Cooper Street, Bent Tree Green, Parkway and the Gulf Plaza properties, and  “New store” properties refer to the Mitchelldale, Energy Plaza, Timbercreek, Copperfield, Hillcrest and 400 North Belt properties. The Mitchelldale property was acquired on June 13, 2014.  The Energy Plaza, Timbercreek and Copperfield properties were acquired on December 30, 2014. The Hillcrest and 400 North Belt properties were acquired in May 2015.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the six months ended June 30, 2015 and 2014, we had total rental revenues and tenant reimbursements and other revenues of $10,519,526 and $4,848,300 respectively. The following table presents a summary of the changes in total revenues for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,		Change
	2015	2014
Total revenue:
Same store	$5,423,831	$4,497,593	$926,238
New store	5,095,695	350,707	4,744,988
Total revenue	$10,519,526	$4,848,300	$5,671,226

The increase in same store revenues of $926,238 is attributable to revenue increases due to increased occupancy and rent increases for the Richardson Heights, Cooper Street, Bent Tree Green and Parkway properties.

Property operating expenses – Property operating expenses consists of contract services, repairs and maintenance, utilities and property management fees.  For the six months ended June 30, 2015 and 2014, we had total property operating expenses of $2,703,184 and $1,153,573, respectively.

The following table presents a summary of the changes in total property operating expenses for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,		Change
	2015	2014
Total property operating expenses:
Same store	$ 1,327,594	$ 1,113,322	$ 214,272
New store	1,375,590	40,251	1,335,339
Total property operating expenses	$ 2,703,184	$ 1,153,573	$ 1,549,611

Asset management and acquisition fees – Asset management and acquisition fees are fees payable to our advisor in connection with our management and the acquisition of our properties.   For the six months ended June 30, 2015 and 2014, we paid our advisor $428,035 and $231,497, respectively, for asset management fees.  For the six months ended June 30, 2015 and 2014, we paid the advisor $538,750 and $828,125, respectively, for acquisition fees.  We acquired two properties, the Hillcrest Property and 400 North Belt property, during the six months ended June 30, 2015, for an aggregate acquisition cost of $21,550,000. We acquired two properties, the Gulf Plaza and Mitchelldale properties, during the six months ended June 30, 2014, for an aggregate acquisition cost of $33,125,000.

Organization and offering costs - We incur certain expenses in connection with our organization and the registration and sale of common shares in our ongoing public offering.  These costs principally relate to professional and filing fees. For the six months ended June 30, 2015 and 2014, organization and offering costs were $356,224 and $216,869, respectively.  The increase is attributable to the substantial increase in funds raised in our ongoing public offering for the six months ended June 30, 2015 versus the six months ended June 30, 2014.

Real estate taxes and insurance – Real estate taxes and insurance were $1,546,086 and $845,357 for the six months ended June 30, 2015 and 2014, respectively.  The increase in real estate taxes and insurance expense is a result of the increase in the value of assets under management as a result of property acquisitions.

General and administrative expense - General and administrative expenses were $620,849 and $300,105 for the six months ended June 30, 2015 and 2014, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, independent director compensation and other share based compensation.  For the six months ended June 30, 2015, corporate level general and administrative expenses increased by a total of $320,744, including accounting fees which increased by $27,300,fees incurred for property acquisition audits and progress billings with respect to our annual audit and other professional fees and expenses, which increased by $79,606,.advertising and promotions expense which increased by $50,251, non-capital leasing costs which increased by $89,878 and all other property general and administrative expenses which increased by $73,709.  We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease as a percentage of total revenue in future periods.

Interest expense – Interest expense was $1,518,021 and $495,325 for the six months ended June 30, 2015 and 2014, respectively.  Interest expense increased as a result of the increase in notes payable from $49.7 million as of June 30, 2014 to $59.1 million as of June 30, 2015. The average outstanding amounts were $59.1 million and $16.9 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

Fees to affiliates – In addition to asset management and acquisition fees paid to our advisor and property management fees paid to our property manager, we pay leasing commissions and construction management fees to our property manager.  For the six months ended June 30, 2015 and 2014, respectively, we paid our property manager $408,895 and $194,443 for property management fees, $181,452 and $633,481 for leasing commissions and $65,735 and $87,057 for construction management fees.  The increase in property management fees, which are based on revenues, is substantially attributable to revenues for the six months ended June 30, 2015 for the “New stores” discussed above.  Construction management fees are based on building and tenant improvement managed by our property manager.  Lease commissions and construction management fees are included in deferred loan and lease commission costs and real estate assets, respectively, in the consolidated balance sheets.

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

Historical accounting for real estate involves the use of GAAP.  Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP.  Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.  However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance.  The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses.  Management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases.  We will use the proceeds raised in our ongoing public  offering to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of its common stock on a national exchange, a merger or sale of the Company or another similar transaction) within five to ten years of the completion of our offering.  The Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as Modified Funds From Operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We  believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (i.e., , the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.  Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after the our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses.  We do not currently exclude amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.  Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income.  These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors.  All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and our cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.  Accordingly, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired.  MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics as we do.  Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities.  In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.  The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the advisor if there are no further proceeds from the sale of shares in our ongoing public offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter.  As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner.  We  believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors.  For example, acquisitions costs are funded from the proceeds of our public offering and other financing sources and not from operations.  By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties.  Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance.  By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund its cash needs including its ability to make distributions to its stockholders.  FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.  MFFO has limitations as a performance measure in an offering such as our offering where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed.  FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we may have to adjust our calculation and characterization of FFO or MFFO.

The following table summarizes our calculation of FFO and MFFO for three and six months ended June 30, 2015 and 2014 including a reconciliation of such non-GAAP financial measures to our net loss:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	($1,781,239)	($1,076,706)	($2,702,350)	($1,819,037)
Depreciation and amortization	3,059,848	1,485,899	5,510,727	2,596,486
Funds from operations (FFO)	1,278,609	409,193	2,808,377	777,449
Acquisition related expenses	538,750	479,375	538,750	828,125
Modified funds from operations (MFFO)	$1,817,359	$888,568	$3,347,127	$1,605,574

Distributions

The following table summarizes the quarterly distributions we paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the period from January 2014 through June 30, 2015:

Period	Cash (1)	DRIP (1) (2)	Total	Net Cash Provided by (used in) Operating Activities
First Quarter 2014	$ 568,290	$ 535,309	$ 1,103,599	$ 435,759
Second Quarter 2014	614,018	577,135	1,191,153	588,753
Third Quarter 2014	632,275	605,293	1,237,568	637,047
Fourth Quarter 2014	664,962	641,405	1,306,367	1,280,608
2014 Total	$ 2,479,545	$ 2,359,142	$ 4,838,687	$ 2,942,167

First Quarter 2015	$ 703,281	$ 713,580	$ 1,416,861	$ (621,230)
Second Quarter 2015	803,102	875,982	1,679,084	1,258,817
2015 Total (year to date)	$ 1,506,383	$ 1,589,562	$ 3,095,945	637,587

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the three months ended June 30, 2015 and 2014, we paid aggregate distributions of $1,679,084 and $1,191,153, respectively.  For the six months ended June 30, 2015 and 2014, we paid aggregate distributions of $3,095,945 and $2,294,752, respectively.  For the three and six months ended June 30, 2015 and 2014, cash provided by operating activities was $1,258,817 and $588,753 and $637,587 and $1,024,512, respectively.  Distributions paid to our stockholders for the three and six months ended June 30, 2015 and 2014, were 75% and 49% and 21% and 45%, respectively, attributable to cash provided by operating activities, with the remainder being funded by offering proceeds

Liquidity and Capital Resources

As of June 30, 2015, we had issued 11,086,745 shares of our common stock in our initial and follow-on public offerings, including shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $107,978,849.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of June 30, 2015, our outstanding secured debt was $59,050,721.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

During the six months ended June 30, 2015, net cash provided by operating activities was $637,587 versus net cash provided by operating activities of $1,024,512 for the six months ended June 30, 2014.  As of June 30, 2014 we owned and operated six commercial real estate properties (the Mitchelldale property was acquired June 13, 2014).  As of June 30, 2015, we owned and operated 11 commercial real estate properties (the Hillcrest Property and the 400 North Belt Property were acquired on May 1 and May 8, 2015, respectively.  We expect cash flows from operating activities to increase in future periods as a result of the properties we acquired during 2014 as well as the properties we have acquired in 2015.

Cash Flows from Investing Activities

During the six months ended June 30, 2015, net cash used in investing activities was $24,203,694 versus $41,399,871 for the six months ended June 30, 2014.  Additions to real estate for the six months ended June 30, 2015 includes $21,550,000 attributable to the purchase of the Hillcrest Property and the 400 North Belt Property versus $33,125,000 used to acquire the Gulf Plaza Property and the Mitchelldale Property.  Acquisition deposits were $1,950,000 versus $0 for the six months ended June 30, 2015 and 2014, respectively.  The increase in restricted cash was $0 versus $7,100,000 for the six months ended June 30, 2015 and 2014, respectively.  The 2014 increase in restricted cash was attributable to the term loan financing of four of the six commercial real estate assets owned at that time.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of net proceeds from our term loan financing and proceeds from our ongoing public offering.  Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $21,971,465 versus $49,713,570, respectively, and consisted primarily of the following:

•

$25,225,765 and $5,588,638, respectively, of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock of $(1,130,078) and $(344,870), respectively;

•

$28,300 and $990,877, respectively, of cash used to redeem common stock pursuant to our share redemption plan;

•

$1,506,383 and $1,182,308, respectively, of net cash distributions;

•

$(445,133) and $49,799,349, respectively, of cash (paid to) provided by net term loan proceeds and insurance premium financing;

•

$0 and $2,300,000, respectively, of net cash paid to revolving credit facility; and

•

$144,406 and $856,362, respectively, of cash paid to deferred loan costs

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2015, our borrowings were not in excess of 300% of the value of our net assets.

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

As of June 30, 2015, we had notes payable with an aggregate principal amount of $59,050,721. For more information on our outstanding indebtedness, see Note 6 (Notes Payable) to the consolidated financial statements included in this quarterly report.

The following is a summary of our contractual obligations as of June 30, 2015:

Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt obligations (1)	$ 59,050,721	$ 579,128	$ 2,459,635	$ 2,704,667	$ 53,307,291
Interest payments on outstanding debt obligations(2)	38,189,885	1,395,437	5,438,623	5,193,591	26,162,234
Purchase obligations(3)	-	-	-	-	-
Total	$ 97,240,606	$ 1,974,565	$ 7,898,258	$ 7,898,258	$ 79,469,525

(1)

Amounts include principal payments only.

(2)

Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2015.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of June 30, 2015.

Off-Balance Sheet Arrangements

       As of June 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements  (See Note 2 to the consolidated financial statements included in Item 1 to this quarterly report).

Subsequent Events

On July 31, 2015, we acquired a six story office building commonly known as Ashford Crossing II (the “Ashford Crossing Property”), containing approximately 158,451 square feet of office space located in Houston, Texas.  The Ashford Crossing Property was 87% occupied by 22 tenants as of the acquisition date.  The Ashford Crossing Property was acquired with funds from our ongoing public offering and proceeds from our revolving credit facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 13d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2015, in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, [we granted 1,500 shares of restricted common stock to our two independent directors as compensation for services as directors pursuant to our Incentive Plan.  The 1,500 shares of restricted common stock were issued to our independent directors in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended June 30, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2015	-	-	-	(3)
May 2015	209	209	9.53	(3)
June 2015	331	331	9.50	(3)
	540	540	9.51

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

On February 9, 2010, our Registration Statement on Form S-11 (File No. 333-154750), registering a public offering of up to $273,750,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering.  In our initial public offering we offered up to 25,000,000 shares of our common stock to the public at $10.00 per share, with discounts available to certain categories of purchasers, and up to 2,500,000 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. As of the termination of our initial public offering, we had issued a total of 4,455,678 shares of our common stock in our initial public offering, including 162,561 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $43,943,731.

On July 16, 2013, our Registration Statement on Form S-11 (File No. 333-185336), registering our follow-on public offering of up to $219,000,000 in shares of our common stock, was declared effective by the SEC.  In our follow-on offering, we are offering up to 20,000,000 shares of our common stock to the public at $10.00 per share and up to 2,000,000 common shares pursuant to our distribution reinvestment plan at $9.50 per share. As of June 30, 2015, we had accepted subscriptions for and issued 11,086,745 shares of our common stock in our initial and follow-on offerings, including 678,183 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $107,978,849.   As of June 30, 2015, we had 10,846,505 total shares of common stock issued and outstanding, including 38,875 shares of our common stock issued as non-employee compensation to members of our board of directors and certain executives of our Property Manager pursuant to our Incentive Plan.

As of June 30, 2015, we incurred selling commissions and other organization and offering costs in our initial and follow-on offerings in the amounts set forth in the table below.  The dealer manager re-allowed all of the selling commissions and a portion of the dealer manager fees to participating broker dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	6,638,339	Actual
Other organization and offering expenses	1,496,300	Actual
Total expenses	8,134,639

As of June 30, 2015, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $101,536,095 excluding $6,442,754 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan.

We intend to use substantially all of the net proceeds from our public offerings to continue to invest in a portfolio of real properties. As of June 30, 2015, we had used $93,401,456 of the net proceeds from our public offerings, plus debt financing, to purchase our 11 investments in commercial properties. As of June 30, 2015, we had paid $3,221,650 of acquisition fees to our advisor.

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
10.1

Real Property Management Agreement, dated as of April 21, 2015 by and between Hartman Hillcrest, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2015)

10.2

Promissory Note, dated May 1, 2015, by Hartman Hillcrest, LLC in favor of Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 8, 2015)

10.3

Real Property Management Agreement, dated as of April 21, 2015 by and between Hartman 400 North Belt, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2015)

10.4

Promissory Note, dated May 8, 2015, by Hartman 400 North Belt, LLC in favor of Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 15, 2015)

10.5

Negative Pledge, dated May 8, 2015, by Hartman 400 North Belt LLC and Hartman XX Operating Partnership in favor of Texas Capital Bank, NA. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 15, 2015)

10.6

Purchase and Sales Agreement, dated as of May 27, 2015 by and between AF Corporate Park Place, Ltd. and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2015)

10.7

Purchase and Sales Agreement, dated as of June 9, 2015 by and between CSFB Skymark Tower 2007-C2 LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2015)

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

Date: August 7, 2015

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: August 7, 2015

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)