Form 10-Q
period 2015-11-13
Hartman Short Term Income Properties XX, Inc.
filed 2015-11-16
CIK 1446687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

☒Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

 ☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended ________ to _________

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

As of November 9, 2015 there were 12,622,694 shares of the Registrant’s common shares issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)

Real estate assets, at cost	$ 168,928,423	$ 115,927,596
Accumulated depreciation and amortization	(22,427,238)	(12,904,556)
Real estate assets, net	146,501,185	103,023,040

Cash and cash equivalents	4,335,597	4,428,594
Restricted cash	7,100,000	7,100,000
Accrued rent and accounts receivable, net	1,880,418	1,388,420
Deferred loan and leasing commission costs, net	3,473,719	2,802,175
Goodwill	249,686	249,686
Prepaid expenses and other assets	1,700,773	1,444,319
Total assets	$ 165,241,378	$ 120,436,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$ 76,003,613	$ 59,617,848
Accounts payable and accrued expenses	6,680,693	4,940,892
Due to related parties	148,621	507,604
Tenants' security deposits	1,220,422	797,842
Total liabilities	84,053,349	65,864,186

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1	1
Common stock, $0.001 par value, 750,000,000 authorized, 12,062,218 shares and 8,047,132 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	12,062	8,047
Additional paid-in capital	112,317,943	74,996,481
Accumulated distributions and net loss	(31,141,967)	(20,432,481)
Total stockholders' equity	81,188,029	54,572,048
Total liabilities and total stockholders' equity	$ 165,241,378	$ 120,436,234

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental revenues	$ 6,067,677	$ 2,844,926	$ 15,040,836	$ 7,025,809
Tenant reimbursements and other revenues	854,848	824,223	2,401,215	1,491,640
Total revenues	6,922,525	3,669,149	17,442,051	8,517,449

Expenses
Property operating expenses	2,242,030	947,204	4,945,214	2,100,777
Asset management and acquisition fees	991,294	158,231	1,958,079	1,217,853
Organization and offering costs	296,447	148,163	652,671	365,032
Real estate taxes and insurance	976,293	593,691	2,522,379	1,439,048
Depreciation and amortization	4,011,955	2,033,854	9,522,682	4,630,340
General and administrative	338,299	214,420	959,148	514,525
Interest expense	820,412	598,260	2,338,433	1,093,585
Total expenses	9,676,730	4,693,823	22,898,606	11,361,160
Net loss	(2,754,205)	(1,024,674)	(5,456,555)	(2,843,711)
Basic and diluted loss per common share:

Net loss attributable to common stockholders	$ (0.24)	$ (0.14)	$ (0.54)	$ (0.41)
Weighted average number of common shares outstanding, basic and diluted	11,459,835	7,124,242	10,050,349	6,868,701

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
					Paid-In	Distributions
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Total
Balance, December 31, 2014	1,000	$1	8,047,132	$8,047	$74,996,481	($20,432,481)	$54,572,048
Issuance of common shares (cash investment)	-	-	3,751,401	3,751	36,535,729	-	36,539,470
Redemption of common shares	-	-	(19,046)	(19)	(181,086)	-	(181,105)
Issuance of common shares (non-cash)	-	-	282,731	283	2,688,854	-	2,689,137
Selling commissions	-	-	-	-	(1,722,035)	-	(1,722,035)
Dividends and distributions (stock)	-	-	-	-	-	(2,725,590)	(2,725,590)
Dividends and distributions (cash)	-	-	-	-	-	(2,527,341)	(2,527,341)
Net loss	-	-	-	-	-	(5,456,555)	(5,456,555)
Balance, September 30, 2015	1,000	$1	12,062,218	$12,062	$112,317,943	($31,141,967)	$81,188,029

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$ (5,456,555)	$ (2,843,711)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	65,000	65,000
Depreciation and amortization	9,522,682	4,630,340
Deferred loan and lease commission costs amortization	383,622	338,296
Bad debt (recovery) provision	170,409	(44,130)
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(662,407)	(643,117)
Deferred leasing commissions	(757,533)	(859,265)
Prepaid expenses and other assets	288,613	(129,726)
Accounts payable and accrued expenses	340,902	1,063,720
Due to related parties	(358,983)	(160,869)
Tenants' security deposits	422,580	245,021
Net cash provided by operating activities	3,958,330	1,661,559
Cash flows from investing activities:
Acquisition deposits	(470,000)	(500,000)
Increase in restricted cash	-	(7,100,000)
Additions to real estate	(51,845,832)	(34,734,917)
Net cash used in investing activities	(52,315,832)	(42,334,917)
Cash flows from financing activities:
Distributions paid in cash	(2,433,675)	(1,814,583)
Payment of selling commissions	(1,722,035)	(516,647)
Payment of deferred loan costs	(297,633)	(976,591)
Repayment of insurance premium finance note	(243,725)	(104,510)
Proceeds from insurance premium finance note	292,523	137,549
Repayments under term loan notes	(854,235)	(155,376)
Proceeds under term loan notes	-	49,725,000
Proceeds from revolving credit advances	29,425,000	22,644,050
Repayment of revolving credit advances	(12,185,000)	(24,944,050)
Proceeds from issuance of common stock	36,464,390	9,927,572
Redemption of common shares	(181,105)	(1,329,728)
Net cash provided by financing activities	48,264,505	52,592,686
Net change in cash and cash equivalents	(92,997)	11,919,328
Cash and cash equivalents at the beginning of period	4,428,594	143,038
Cash and cash equivalents at the end of period	$ 4,335,597	$ 12,062,366

Supplemental cash flow information:
Cash paid for interest	2,170,909	931,089

Supplemental disclosures of non-cash investing and financing activities:
Increase in distribution payable	116,452	25,705
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	2,609,138	1,717,737
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

Note 1 — Organization and Business

Hartman Short Term Income Properties XX, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011.  Effective July 16, 2013, the Company is offering $200,000,000 of its common shares to the public in its follow-on offering at a price of $10.00 per share and up to $19,000,000 of its common shares to our stockholders pursuant to the Company’s distribution reinvestment plan (the “DRIP”). The offering price for shares offered in the follow-on offering was determined by the Company’s board of directors.  The Company’s board of directors may change the price at which the Company offers shares to the public from time to time during the follow-on offering, but not more frequently than quarterly, to reflect changes in the Company’s estimated per-share net asset value and other factors the Company’s board of directors deems relevant.

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred shares to its advisor, Hartman Advisors LLC (“Advisor”), at a price of $10.00 per share.   The Advisor is owned 70% by Allen R. Hartman, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and 30% by Hartman Income REIT Management, Inc. (the “Property Manager”). The Property Manager is a wholly owned subsidiary of Hartman Income REIT, Inc. Allen R. Hartman beneficially owns approximately 20% of the Property Manager.

Substantially all of our business is conducted through Hartman XX Limited Partnership, a Texas limited partnership formed on April 11, 2014 (the “Operating Partnership”).  We are the sole member of Hartman XX REIT GP LLC, a Texas limited liability company, formed to serve as the sole general partner of the Operating Partnership.  We are the sole limited partner of the Operating Partnership.  The Company’s membership interests in the limited liability company subsidiaries which own the Company’s investments are owned by the Operating Partnership or its wholly owned subsidiaries.

As of September 30, 2015, we had issued 12,318,394 shares of our common stock in our initial and follow-on offerings, including 782,738 shares of our common stock pursuant to the DRIP, resulting in gross offering proceeds of $117,507,976.  Total shares issued and outstanding as of September 30, 2015 include 38,875 shares of our common stock issued as non-employee compensation to members of our board of directors and certain executives of our Property Manager.

The management of the Company is through the Advisor.  Management of the Company’s properties is through the Property Manager. D.H. Hill Securities LLLP (the “Dealer Manager”) serves as the dealer manager of the Company’s public offerings. These parties receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These parties will receive fees during the offering, acquisition, operational and liquidation stages.

       As of September 30, 2015, we owned 14 commercial properties comprising approximately 2,199,562 square feet plus three pad sites.  We own seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and one property located in San Antonio, Texas.  As of September 30, 2014, we owned four commercial properties located in Richardson, Arlington, and Dallas, Texas and two commercial properties located in Houston, Texas, for a total of six commercial properties, comprising approximately 1,103,647 square feet plus three pad sites.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2014 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of September 30, 2015 have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2015, and the results of consolidated operations for the three and nine months ended September 30, 2015 and 2014, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2015 and the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014.  The results of the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of September 30, 2015 and December 31, 2014 consisted of demand deposits at commercial banks.

Restricted Cash

Restricted cash represents cash for which the use of funds is restricted by certain loan documents.  As of September 30, 2015 and December 31, 2014, the Company had a restricted cash balance of $7,100,000, respectively, which represents amounts set aside as impounds to be disbursed to the Company (i) upon its achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property, and

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(ii) upon the completion of certain agreed upon capital repairs at the Cooper Street Property and the Mitchelldale Property.  Restricted cash includes $6,500,000 of loan proceeds and $600,000 in cash, which have been deposited in an escrow account with a loan servicer.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2015.

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

Fair Value Measurement

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:

Observable inputs such as quoted prices in active markets.

Level 2:

Directly or indirectly observable inputs, other than quoted prices in active markets.

Level 3:

Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach:

Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Cost approach:

Amount required to replace the service capacity of an asset (replacement cost).

Income approach:

Techniques used to convert future amounts to a single amount based on market expectations (including present-value, option-pricing, and excess-earnings models).

The Company’s estimates of fair value were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  The Company classifies assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement.

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

Goodwill

       GAAP requires the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event the net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. No goodwill impairment has been recognized in the accompanying consolidated financial statements.

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the Company. These costs principally relate to professional and filing fees. For the three months ended September 30, 2015 and 2014, such costs totaled $296,447 and $148,163, respectively.  For the nine months ended September 30, 2015 and 2014, such costs totaled $652,671 and $365,032, respectively.

Organization and offering costs will be reimbursed by the Advisor to the extent that organization and offering costs ultimately exceed 1.5% of gross offering proceeds.  As of September 30, 2015 and December 31, 2014, respectively, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering proceeds was cumulatively $642,320 and $535,023 for the Company’s initial and follow-on offerings.  No demand has been made of the Advisor for reimbursement as of September 30, 2015 and no receivable has been recorded with respect to the excess costs as of that date.  The Company expects the excess cost to diminish as additional offering proceeds are received. Selling commissions in connection with the offering are recorded and charged to additional paid-in capital.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $13,070 and $9,215 for the three months ended September 30, 2015 and 2014, respectively.  Advertising costs totaled $42,689 and $23,320 for the nine months ended September 30, 2015 and 2014, respectively.

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

For the three months ended September 30, 2015 and 2014, the Company incurred a net loss of $2,754,205 and $1,024,674, respectively.  For the nine months ended September 30, 2015 and 2014, the Company incurred a net loss of $5,456,555 and $2,843,711, respectively.  The Company does not currently anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of September 30, 2015 and 2014, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2015 and 2014 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Risk

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

The sole tenant of the Gulf Plaza property represents 10.2% and 18.7% of rental revenues for the nine months ended September 30, 2015 and 2014, respectively.

Note 3 — Real Estate

Real estate assets consisted of the following:

	September 30, 2015	December 31, 2014
Land	$ 43,103,000	$ 26,829,000
Buildings and improvements	82,193,613	60,687,858
In-place lease value intangible	43,631,810	28,410,738
	168,928,423	115,927,596
Less accumulated depreciation and amortization	(22,427,238)	(12,904,556)
Total real estate assets	$ 146,501,185	$ 103,023,040

       Depreciation expense for the three months ended September 30, 2015 and 2014 was $1,181,926 and $728,453, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $2,913,997 and $1,593,376, respectively.  Amortization expense of in-place lease value intangible was $2,830,029 and $1,305,401 for the three months ended September 30, 2015 and 2014, respectively.  Amortization expense of in-place lease value intangible was $6,608,685 and $3,036,964 for the nine months ended September 30, 2015 and 2014, respectively.

       Acquisition fees paid to Advisor were $723,650 and $0 for the three months ended September 30, 2015 and 2014, respectively.  Acquisition fees paid to Advisor were $1,262,400 and $828,125 for the nine months ended September 30, 2015 and 2014, respectively.  Asset management fees paid to Advisor were $267,644 and $158,231 for the three months ended September 30, 2015 and 2014, respectively.  Asset management fees paid to Advisor were $695,679 and $389,728 for the nine months ended September 30, 2015 and 2014, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, we acquired five real estate assets through wholly owned limited liability companies of the Operating Partnership.  The following table summarizes the real estate assets acquired:

Property Name/Location	Property Type	Rentable SF	Percent Leased	Date Acquired	Acquisition Cost
Commerce Plaza Hillcrest, Dallas, TX	Office	203,688	74%	5/1/2015	$ 11,400,000
400 North Belt, Houston, TX	Office	230,872	63%	5/8/2015	10,150,000
Ashford Crossing, Houston, TX	Office	158,451	87%	7/31/2015	10,600,000
Corporate Park Place, Dallas, TX	Office	113,429	79%	8/24/2015	9,500,000
Skymark Tower, Dallas, TX	Office	115,700	78%	9/2/2015	8,846,000
		822,140			$ 50,496,000

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the fair value of the assets acquired and liabilities assumed based upon our initial purchase price allocations as of the respective acquisition dates:

	Commerce Plaza Hillcrest	400 North Belt	Ashford Crossing	Corporate Park Place	Skymark Tower
Assets acquired:
Real estate assets	$ 11,400,000	$ 10,150,000	$ 10,600,000	$ 9,500,000	$ 8,846,000
Other assets	-	-	-	-	-
Total assets acquired	11,400,000	10,150,000	10,600,000	9,500,000	8,846,000

Liabilities assumed:
Accounts payable and accrued expenses	74,049	640,057	722,809	137,942	121,657
Security deposits	129,284	54,808	90,307	70,705	62,850
Total liabilities assumed	203,333	694,865	813,116	208,647	184,507

Fair value of net assets acquired	$ 11,196,667	$ 9,455,135	$ 9,786,884	$ 9,291,353	$ 8,661,493

We identify and record the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms.  With respect to all properties owned by the Company, we consider all of the in-place leases to be market rate leases.

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	September 30, 2015	December 31, 2014
In-place lease value intangible	$ 43,631,810	$ 28,410,738
Less accumulated amortization	(15,204,284)	(8,595,599)
Acquired lease intangible assets, net	$ 28,427,526	$ 19,815,139

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	September 30, 2015	December 31, 2014
Tenant receivables	$ 414,866	$ 361,373
Accrued rent	1,852,899	1,243,985
Allowance for uncollectible accounts	(387,347)	(216,938)
Accrued rents and accounts receivable, net	$ 1,880,418	$ 1,388,420

As of September 30, 2015 and December 31, 2014, we had an allowance for uncollectible accounts of $387,347 and $216,938, respectively.  For the three months ended September 30, 2015 and 2014, we recorded bad debt expense in the amount of $159,237 and $9,592, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  For the nine months ended September 30, 2015 and 2014, we recorded bad debt expense (recovery) in the amount of $170,409 and $(44,130), respectively.  Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Deferred Loan and Leasing Commission Costs, net

Costs which have been deferred consist of the following:

	September 30, 2015	December 31, 2014
Deferred loan and leasing commission costs	$ 4,184,682	$ 3,129,516
Less: accumulated amortization	(710,963)	(327,341)
Deferred loan and leasing commission costs, net	$ 3,473,719	$ 2,802,175

Note 6 — Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “TCB Credit Facility”) with Texas Capital Bank.  The borrowing base of the TCB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The TCB Credit Facility was secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Parkway Property.  On June 13, 2014, the Company entered into a modification agreement pursuant to which the Richardson Heights Property, the Cooper Street Property, and the Bent Tree Green Property were released as collateral for the TCB Credit Facility.  On July 2, 2014, the Company entered into a further modification agreement of the TCB Credit Facility to add the Gulf Plaza Property as collateral and the borrowing base of the TCB Credit Facility, as further modified, was increased to $7.0 million.  On January 23, 2015, the TCB Credit Facility was modified to add the Timbercreek and Copperfield properties as collateral and the borrowing base of the TCB Credit Facility was increased to $9.9 million.  On November 10, 2015, the TCB Credit Facility was modified to include a property commonly known as One Technology Center to the borrowing base.  As further modified, the borrowing base has increased to $20.925 million.  The TCB Credit Facility note, as currently modified, bears interest at greater of 4.25% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 4.50% per annum as of September 30, 2015.  All borrowings under the TCB Credit Facility mature on May 9, 2017.

The outstanding balance under the TCB Credit Facility was $3,400,000 and $0 as of September 30, 2015 and December 31, 2014, respectively.  As of September 30, 2015 the amount available to be borrowed is $6.5 million.  As of September 30, 2015, we were in compliance with all loan covenants.

The Company is a party to a $15.525 million revolving credit agreement (the “EWB Credit Facility”) with East West Bank.  The borrowing base of the EWB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The EWB Credit Facility is secured by the Commerce Plaza Hillcrest, Corporate Park Plaza and 400 North Belt properties.  The EWB Credit Facility note bears interest at greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 3.75% per annum as of September 30, 2015.  The loan matures on August 24, 2017.

The outstanding balance under the EWB Credit Facility was $13,840,000 as of September 30, 2015.  As of September 30, 2015 the amount available to be borrowed is $1,685,000.  As of September 30, 2015, we were in compliance with all loan covenants.

On October 13, 2015 the Company entered into a second revolving credit agreement with East West Bank (the “EWB II Credit Facility”).  The borrowing base of the EWB II Credit Facility is $9.9 million and may be adjusted from time to time subject to the lender’s underwriting with respect to the real property collateral.    The EWB Credit Facility is secured by the Ashford Crossing and Skymark Tower properties.  The EWB II Credit Facility note bears interest at greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The loan matures on August 24, 2017.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the mortgage notes payable as of September 30, 2015:

Collateral Property Name	Payment Type	Maturity Date	Interest Rate	Principal Balance
Richardson Heights Property (1)(2)	Principal and interest	July 1, 2041	4.61%	$ 19,714,595
Cooper Street Property (1)(3)	Principal and interest	July 1, 2041	4.61%	8,198,149
Bent Tree Green Property (1)(2)	Principal and interest	July 1, 2041	4.61%	8,198,149
Mitchelldale Property (1)(3)	Principal and interest	July 1, 2041	4.61%	12,419,219
Energy Plaza I & II	Principal and interest	June 10, 2021	5.30%	10,233,501
				$ 58,763,613

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

(3)

In connection with the loans secured by the Cooper Street Property and the Mitchelldale Property, we entered into a post-closing agreement with the lender requiring the short term escrow of $600,000 for certain capital repairs to be completed during 2014 together with the delivery of certain other documents as set forth in the post-closing agreement.   The lender has extended the time for completing certain capital repairs and matters related to the post-closing agreement until March 27, 2015.  As of September 30, 2015, the lender has been advised of post-closing matters covered by the extension agreement which remain incomplete.  Loan proceeds and other reserve funds held pursuant to the reserve agreement and the post-closing agreement are recorded as restricted cash on the accompanying consolidated balance sheets.

On June 13, 2014, the Company, through the Operating Partnership, entered into four term loan agreements with an insurance company, each loan being secured by a collateral property.  Each of the loans secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property require monthly payments of principal and interest due and payable on the first day of each month.  Monthly payments are based on a 27 year loan amortization.  Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements.  As of September 30, 2015, we were in compliance with all loan covenants.  Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents.  The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans.

The loan secured by the Energy Plaza I & II Property requires monthly payments of principal and interest due and payable on the tenth day of each month.  Monthly payments are based on a 30 year loan amortization.  The loan agreement is subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreement.  As of September 30, 2015, we were in compliance with all loan covenants.  The loan agreement is secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to common shares	$ (2,754,205)	$ (1,024,674)	$ (5,456,555)	$ (2,843,711)

Denominator:
Basic and diluted weighted average common shares outstanding	11,435,628	7,124,242	10,040,602	6,868,701

Basic and diluted loss per common share attributable to common stockholders	$(0.24)	$(0.14)	$(0.54)	$(0.41)

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

Note 9 — Related Party Transactions

The Advisor, Hartman Advisors LLC, is a Texas limited liability company owned 70% by Allen R. Hartman, our Chief Executive Officer and Chairman of the Board of Directors and 30% by the Property Manager.  The Advisor is a variable interest entity which consolidates for financial reporting purposes with Hartman Income REIT, Inc. and subsidiaries, of which approximately 20% is beneficially owned by Allen R. Hartman.

For the three months ended September 30, 2015 and 2014, we paid the Advisor $267,644 and $158,231, respectively, for asset management fees.  For the nine months ended September 30, 2015 and 2014 we paid the Advisor $695,679 and $389,728, respectively, for asset management fees.  Acquisition fees paid to Advisor were $723,650 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $1,262,400 and $828,125 for the nine months ended September 30, 2015 and 2014, respectively.

Property operating expenses include property management fees paid to our Property Manager of $254,152 and $158,429 for the three months ended September 30, 2015 and 2014, respectively.  Property management fees for the nine months ended September 30, 2015 and 2014, respectively, were $663,047 and $352,871.  For the three months ended September 30, 2015 and 2014, respectively, we paid our Property Manager $567,743 and $225,784 for leasing commissions and $76,027 and $40,390 for construction management fees.  For the nine months ended September 30, 2015 and 2014, respectively, we paid our Property Manager $757,533 and $859,265 for leasing commissions and $141,763 and $127,447 for construction management fees.  Lease commissions and construction

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

management fees are included in deferred loan and leasing commission costs and real estate assets, respectively, in the consolidated balance sheets.

       As of September 30, 2015 and December 31, 2014, respectively, the Company had a net balance due to the Property Manager and the Advisor of $191,509 and $538,970.

The Company had a net balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $42,888 and $31,366 as of September 30, 2015 and December 31, 2014, respectively.  The balance due from Hartman XIX represents amounts due pursuant to the property and company management agreements among Hartman Income REIT Management and Hartman XIX and its subsidiaries.

Note 10 – Stockholders’ Equity

Common Stock

       Shares of our common stock entitle the holders thereof to one vote per share on all matters which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law.  The common stock has no preferences or preemptive, conversion or exchange rights.

       Under our articles of incorporation, we have authority to issue 750,000,000 common shares, $0.001 par value per share, and 200,000,000 preferred shares, $0.001 par value per share.

       As of September 30, 2015, the Company has accepted investors’ subscriptions for and issued 12,318,394 shares of the Company’s common stock in its initial and follow-on public offerings, including 782,738 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross proceeds to the Company of $117,507,976.

Preferred Stock

       Under our articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of September 30, 2015 and December 31, 2014, respectively, we have issued 1,000 shares of convertible preferred shares to the Advisor at a price of $10.00 per share.

Common Stock Issuable Upon Conversion of Convertible Preferred Stock

The Company’s outstanding shares of convertible preferred stock will convert to shares of common stock if (1) the Company has made total distributions on then outstanding shares of the Company’s common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) the Company lists its common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of our common stock plus the aggregate market value of our common  stock (based on the  30-day  average closing price) meets  the  same 6% performance threshold, or (3) the Company’s advisory agreement with the Advisor expires without renewal or is terminated (other than because of a material breach by Advisor), and at the time of such expiration or termination the Company is deemed to have met the foregoing 6% performance threshold based on the Company’s enterprise value and prior distributions and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later, or not at all.

Stock-Based Compensation

Pursuant to the Company’s Incentive Plan (as described below in Note 11 below) we award shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors. The Company granted 1,500 shares of restricted common stock to independent directors as compensation for services for the three months ended September 30, 2015 and 2014, respectively and 4,500 shares of restricted common stock to independent directors as compensation for services for the nine months ended September 30, 2015 and 2014, respectively.  Based upon the estimated fair value per share, we recognized $15,000 as stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively and $45,000 as stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively.  Stock-based compensation expense together with Incentive Plan compensation expense are included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions we have paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2015
3rd Quarter	$ 0.175	$ 1,946,868
2nd Quarter	0.175	1,679,084
1st Quarter	0.175	1,416,861
Total 2015	0.525	$ 5,042,813

2014
4th Quarter	$ 0.175	$ 1,306,367
3rd Quarter	0.175	1,237,568
2nd Quarter	0.175	1,191,153
1st Quarter	0.175	1,103,599
Total 2014	$ 0.700	$ 4,838,687

Note 11 – Incentive Awards Plan

The Company has adopted an incentive plan (the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under the Incentive Plan, but in no event may we grant awards with respect to more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under the Incentive Plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under the Incentive Plan also will be available for future awards.  The Compensation Committee of the Board of Directors approved an award of 1,000 shares of restricted common stock issued to each of two executives of the Property Manager in April 2015. We recognized $0 and $0; $20,000 and $20,000 as Incentive Plan compensation expense for three and nine months ended September 30, 2015 and 2014, respectively.  Incentive Plan compensation expense together with stock-based compensation expense are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Note 13 – Subsequent Events

On November 10, 2015, the Company, through Hartman One Technology Center LLC (“One Tech LLC”), an indirect, wholly-owned subsidiary of the Company, acquired a fee simple interest in a 14 story office building commonly known as One Technology Center, containing approximately 196,348 square feet of office space located in San Antonio, Texas.

One Tech LLC acquired One Technology Center from KW Funds One Technology Center, LLC, an unrelated third party seller, for a purchase price, of $19,575,000 exclusive of closing costs.  One Tech LLC financed the payment of the purchase price for One Technology Center with proceeds from the Company’s ongoing public offering and loan advance proceeds from the Company’s revolving credit facility.

In accordance with Financial Accounting Standards Board ASC Topic 855, Subsequent Events, the Company has evaluated subsequent events through November 13, 2015, which is the date these consolidated financial statements were issued. All subsequent events requiring recognition as of November 13, 2015, have been incorporated into these notes to consolidated financial statements.

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

On February 9, 2010, we commenced our initial public offering of up to a maximum of $250,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $23,750,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share.  On April 25, 2013, we terminated our initial public offering.  As of the termination our initial public offering on April 25, 2013, we had accepted subscriptions for and issued 4,455,678 shares of our common stock, including 162,561 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in offering proceeds of $43,943,731.

On July 16, 2013, we commenced our follow-on offering of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  Our board of directors may change the price at which we offer our shares in our follow-on offering, but not more frequently than quarterly, to reflect changes in our estimated per-share net asset and other factors our board of directors deems relevant.

As of September 30, 2015, we had accepted subscriptions for, and issued, 12,318,394 shares of our common stock in our initial and follow-on public offerings, including 782,738 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross proceeds of $120,045,836.

We intend to use substantially all of the net proceeds from our public offerings to continue to invest in a diversified portfolio of real properties.  As of September 30, 2015, our portfolio consists of 14 commercial properties comprising approximately 2.2 million square feet.

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

We rely upon the value add or Hartman Advantage strategy to evaluate numerous potential commercial real estate acquisition and investment opportunities per completed acquisition or investment.

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

Critical Accounting Policies and Estimates

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three or nine months ended September 30, 2015.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS

As of September 30, 2015, we owned 14 commercial properties comprising approximately 2,199,562 square feet, plus three pad sites.  We own seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and one property located in San Antonio, Texas.  As of September 30, 2014, we owned a total of six commercial properties, comprised of four commercial properties located in Richardson, Arlington, and Dallas, Texas and two commercial properties located in Houston, Texas, comprising approximately 1,103,647 square feet, plus three pad sites.

Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014:

For purposes of the following discussion, “Same store” properties refer to the Richardson Heights, Cooper Street, Bent Tree Green, Parkway, Gulf Plaza and Mitchelldale properties, and “New store” properties refer to the

Energy Plaza, Timbercreek, Copperfield, Hillcrest, 400 North Belt, Ashford Crossing, Corporate Park Place and Skymark Tower properties. The Energy Plaza, Timbercreek and Copperfield properties were acquired on December 30, 2014. The Hillcrest and 400 North Belt properties were acquired in May 2015.  Ashford Crossing was acquired July 31, 2015.  Corporate Park Place was acquired August 24, 2015.  Skymark Tower was acquired September 2, 2015.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended September 30, 2015 and 2014, we had total rental revenues and tenant reimbursements and other revenues of $6,922,525 and $3,669,149, respectively. The following table presents a summary of the changes in total revenues for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015	2014	Change
Total revenue:
Same store	$ 3,468,812	$ 3,049,719	$ 419,093
New store	3,453,713	619,430	2,834,283
Total revenue	$ 6,922,525	$ 3,669,149	$ 3,253,376

The increase in same store revenues of $419,093 is attributable to revenue increases due to increased occupancy and rent increases for the Richardson Heights, Cooper Street, Bent Tree Green and Parkway properties.

Property operating expenses – Property operating expenses consists of contract services, repairs and maintenance, utilities and property management fees.  For the three months ended September 30, 2015 and 2014, we had total property operating expenses of $2,242,030 and $947,204, respectively.  The following table presents a summary of the changes in total property operating expenses for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015	2014	Change
Total property operating expenses:
Same store	$ 1,002,229	$ 921,962	$ 80,267
New store	1,239,801	25,242	1,214,559
Total property operating expenses	$ 2,242,030	$ 947,204	$ 1,294,826

Asset management and acquisition fees – Asset management and acquisition fees are fees payable to our advisor in connection with our management and the acquisition of our properties.   For the three months ended September 30, 2015 and 2014, we paid the advisor $991,294 and $158,231, respectively, for asset management and acquisition fees. We had three acquisitions, Ashford Crossing, Corporate Park Place and Skymark Tower, during the three months ended September 30, 2015, versus no acquisitions during the three months ended September 30, 2014.

Organization and offering costs - We incur certain expenses in connection with our organization and the registration and sale of common shares.  These costs principally relate to professional and filing fees. For the three months ended September 30, 2015 and 2014, organization and offering costs were $296,447 and $148,163, respectively.  The increase is attributable to dealer manager fees for the three months ended September 30, 2015 versus the three months ended September 30, 2014.

Real estate taxes and insurance – Real estate taxes and insurance were $976,293 and $593,691 for the three months ended September 30, 2015 and 2014, respectively.  The increase in real estate taxes and insurance expense is a result of the increase in the value of assets under management as a result of property acquisitions.

General and administrative expense - General and administrative expenses were $338,299 and $214,420 for the three months ended September 30, 2015 and 2014, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, independent director compensation and other share based compensation.  For the three months ended September 30, 2015, corporate level general and administrative expenses increased by a total of $123,879, including professional fees and expenses which increased by $28,292, advertising and promotions expense which increased by $15,717, non-capital leasing costs which increased by $29,149 and all other property general and administrative expenses which increased by $50,721.  We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate related assets. We expect general and administrative expenses to decrease as a percentage of total revenue in future periods.

 Interest expense – Interest expense was $820,412 and $598,260 for the three months ended September 30, 2015 and 2014, respectively.  Interest expense increased as a result of the increase in notes payable from $59.6 million as of September 30, 2014 to $76.0 million as of September 30, 2015. The average outstanding amounts were $69.6 million and $49.7 million for the three months ended September 30, 2015 and September 30, 2014, respectively.

 Fees to affiliates – In addition to asset management and acquisition fees paid to our advisor and property management fees paid to our property manager, we pay leasing commissions and construction management fees to our property manager.  For the three months ended September 30, 2015 and 2014, respectively, we paid our property manager $254,152 and $158,429 for property management fees, $567,743 and $225,784 for leasing commissions and $76,027 and $40,390 for construction management fees.  The increase in property management fees, which are based on revenues, is substantially attributable to revenues for the three months ended September 30, 2015 for the “New stores” discussed above.  Construction management fees are based on building and tenant improvement managed by the property manager.  The $35,637 increase in construction management fees for the three month ended September 30, 2015 versus the three months ended September 30, 2014 is attributable to a 96% increase in applicable capital expenditures of $632,093.  Lease commissions and construction management fees are included in deferred loan and lease commission costs and real estate assets, respectively, in the consolidated balance sheets.

Comparison of the nine months ended September 30, 2015 versus the nine months ended September 30, 2014:

For purposes of the following discussion, “Same store” properties refer to the  Richardson Heights, Cooper Street, Bent Tree Green, Parkway, Gulf Plaza and Mitchelldale properties, and  “New store” properties refer to the Energy Plaza, Timbercreek, Copperfield, Hillcrest, 400 North Belt, Ashford Crossing, Corporate Park Place and Skymark Tower properties.  The Energy Plaza, Timbercreek and Copperfield properties were acquired on December 30, 2014. The Hillcrest and 400 North Belt properties were acquired in May 2015.  Ashford Crossing was acquired July 31, 2015.  Corporate Park Place was acquired August 24, 2015.  Skymark Tower was acquired September 2, 2015.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the nine months ended September 30, 2015 and 2014, we had total rental revenues and tenant reimbursements and other revenues of $17,442,051 and $8,517,449 respectively.

The following table presents a summary of the changes in total revenues for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014	Change
Total revenue:
Same store	$ 10,601,323	$ 7,025,809	$ 3,575,514
New store	6,840,728	1,491,640	5,349,088
Total revenue	$ 17,442,051	$ 8,517,449	$ 8,924,602

The increase in same store revenues of $3,575,514 is attributable to revenue increases due to increased occupancy and rent increases for the Richardson Heights, Cooper Street, Bent Tree Green and Parkway properties.

Property operating expenses – Property operating expenses consists of contract services, repairs and maintenance, utilities and property management fees.  For the nine months ended September 30, 2015 and 2014, we had total property operating expenses of $4,945,214 and $2,100,777, respectively.  The increase in same store operating expenses of $555,422 is attributable to increase in occupancy.

The following table presents a summary of the changes in total property operating expenses for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014	Change
Total property operating expenses:
Same store	$ 2,609,780	$ 2,054,358	$ 555,422
New store	2,335,434	46,419	2,289,015
Total property operating expenses	$ 4,945,214	$ 2,100,777	$ 2,844,437

Asset management and acquisition fees – Asset management and acquisition fees are fees payable to our advisor in connection with our management and the acquisition of our properties.   For the nine months ended September 30, 2015 and 2014, we paid our advisor $695,679 and $389,728, respectively, for asset management fees.  For the nine months ended September 30, 2015 and 2014, we paid our advisor $1,262,400 and $828,125, respectively, for acquisition fees.  We acquired five properties during the nine months ended September 30, 2015, for an aggregate acquisition cost of $50,496,000. We acquired two properties during the nine months ended September 30, 2014, for an aggregate acquisition cost of $33,125,000.

Organization and offering costs - We incur certain expenses in connection with our organization and the registration and sale of common shares in our ongoing public offering.  These costs principally relate to professional and filing fees. For the nine months ended September 30, 2015 and 2014, organization and offering costs were $652,671 and $365,032, respectively.  The increase is attributable to the substantial increase in funds raised in our ongoing public offering for the nine months ended September 30, 2015 versus the nine months ended September 30, 2014.

Real estate taxes and insurance – Real estate taxes and insurance were $2,522,379 and $1,439,048 for the nine months ended September 30, 2015 and 2014, respectively.  The increase in real estate taxes and insurance expense is a result of the increase in the value of assets under management due to property acquisitions.

General and administrative expense - General and administrative expenses were $959,148 and $514,525 for the nine months ended September 30, 2015 and 2014, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, independent director compensation and other share based compensation.  For the nine months ended September 30, 2015, corporate level general and administrative expenses increased by a total of $444,623, including accounting fees which increased by $3,375, fees incurred for property acquisition audits and progress billings with respect to our annual audit and other professional fees and expenses, which increased by $104,773, advertising and promotions expense which increased by $65,698, non-capital leasing costs which increased by $119,027 and all other property general and administrative expenses which increased by $151,750.  We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease as a percentage of total revenue in future periods.

Interest expense – Interest expense was $2,338,433 and $1,093,585 for the nine months ended September 30, 2015 and 2014, respectively.  Interest expense increased as a result of the increase in notes payable from $59.6 million as of September 30, 2014 to $76.0 million as of September 30, 2015. The average outstanding amounts were $63 million and $28 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Fees to affiliates – In addition to asset management and acquisition fees paid to our advisor and property management fees paid to our property manager, we pay leasing commissions and construction management fees to our property manager.  For the nine months ended September 30, 2015 and 2014, respectively, we paid our property manager $663,047 and $352,871 for property management fees, $757,533 and $859,265 for leasing commissions and $141,763 and $127,447 for construction management fees.  The increase in property management fees, which are based on revenues, is substantially attributable to revenues for the nine months ended September 30, 2015 for the “New stores” discussed above.  Construction management fees are based on building and tenant improvement managed by our property manager.  Leasing commissions and construction management fees are included in deferred loan and leasing commission costs and real estate assets, respectively, in the consolidated balance sheets.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses.  Management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases.  We will use the proceeds raised in our ongoing public offering to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of its common stock on a national exchange, a merger or sale of the Company or another similar transaction) within five to ten years of the completion of our offering.  The Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as Modified Funds From Operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We  believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (i.e., the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.  Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after the our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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

The following table summarizes our calculation of FFO and MFFO for three and nine months ended September 30, 2015 and 2014, including a reconciliation of such non-GAAP financial measures to our net loss:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$ (2,754,205)	$ (1,024,674)	$ (5,456,555)	$ (2,843,711)
Depreciation and amortization	4,011,955	2,033,854	9,522,682	4,630,340
Funds from operations (FFO)	$ 1,257,750	$ 1,009,180	$ 4,066,127	$ 1,786,629
Acquisition related expenses	723,650	-	1,262,400	828,125
Modified funds from operations (MFFO)	$ 1,981,400	$ 1,009,180	$ 5,328,527	$ 2,614,754

Distributions

The following table summarizes the quarterly distributions we paid in cash and pursuant to our distribution reinvestment plan (DRIP) for the period from January 2014 through September 30, 2015:

Period	Cash (1)	DRIP (1) (2)	Total	Net Cash Provided by (used in) Operating Activities
First Quarter 2014	$ 568,290	$ 535,309	$ 1,103,599	$ 435,759
Second Quarter 2014	614,018	577,135	1,191,153	588,753
Third Quarter 2014	632,275	605,293	1,237,568	637,047
Fourth Quarter 2014	664,962	641,405	1,306,367	1,280,608
2014 Total	$ 2,479,545	$ 2,359,142	$ 4,838,687	$ 2,942,167

First Quarter 2015	$ 703,281	$ 713,580	$ 1,416,861	(621,230)
Second Quarter 2015	803,102	875,982	1,679,084	1,258,817
Third Quarter 2015	927,292	1,019,576	1,946,868	3,320,743
2015 Total (year to date)	$ 2,433,675	$ 2,609,138	$ 5,042,813	$ 3,958,330

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For the three months ended September 30, 2015 and 2014, we paid aggregate distributions of $1,946,868 and $1,237,568, respectively.  For the nine months ended September 30, 2015 and 2014, we paid aggregate distributions of $5,042,813 and $3,532,320, respectively.  For the three and nine months ended September 30, 2015 and 2014, cash provided by operating activities was $3,320,743 and $637,047 and $3,958,330 and $1,661,559, respectively.  Distributions paid to our stockholders for the three and nine months ended September 30, 2015 and 2014, were 171% and 51% and 78% and 47%, respectively, attributable to cash provided by operating activities, with the remainder being funded by offering proceeds.

Liquidity and Capital Resources

  As of September 30, 2015, we had issued 12,318,394 shares of our common stock in our initial and follow-on public offerings, including shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $117,507,976.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of September 30, 2015, our outstanding secured debt was $76,003,613.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $3,958,330 for the nine months ended September 30, 2015 versus net cash provided by operating activities of $1,661,559 for the nine months ended September 30, 2014.  As of September 30, 2014 we owned and operated six commercial real estate properties.  As of September 30, 2015, we owned and operated 14 commercial real estate properties.  We expect cash flows from operating activities to increase in future periods as a result of the properties we acquired during 2014 as well as the properties we have acquired in 2015.

Cash Flows from Investing Activities

Net cash used in investing activities was $52,315,832 for the nine months ended September 30, 2015 versus $42,334,917 for the nine months ended September 30, 2014.  Additions to real estate for the nine months ended September 30, 2015 includes $50,496,000 attributable to the purchase of the Hillcrest, 400 North Belt, Corporate Park Place, Skymark Tower and Ashford Crossing property acquisitions versus $33,125,000 used to acquire new properties (Gulf Plaza and Mitchelldale Business Park) during the same period in 2014.  Acquisition deposits were $470,000 versus $500,000 for the nine months ended September 30, 2015 and 2014, respectively.  The increase in restricted cash was $0 versus $7,100,000 for the nine months ended September 30, 2015 and 2014, respectively.  The 2014 increase in restricted cash was attributable to the term loan financing of four of the six commercial real estate assets owned at that time.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of net proceeds from our term loan financing and proceeds from our ongoing public offering.  Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $48,264,505 versus $52,592,686, respectively, and consisted primarily of the following:

•

$36,464,390 and $9,927,572 respectively, of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock of $(1,722,035) and $(516,647), respectively;

•

$181,105 and $1,329,728, respectively, of cash used to redeem common stock pursuant to our share redemption plan;

•

$2,433,675 and $1,814,583, respectively, of net cash distributions;

•

$(805,437) and $49,602,663, respectively, of cash (repaid) provided by net term loan proceeds and insurance premium financing;

•

$17,240,000 and $(2,300,000), respectively, of net cash advanced (repaid) under revolving credit facilities; and

•

$297,633 and $976,591, respectively, of cash paid to deferred loan costs

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2015, our borrowings were not in excess of 300% of the value of our net assets.

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

As of September 30, 2015, we had notes payable with an aggregate principal amount of $76,003,613. For more information on our outstanding indebtedness, see Note 6 (Notes Payable) to the consolidated financial statements included in this quarterly report.

The following is a summary of our contractual obligations as of September 30, 2015:

Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt obligations (1)	$ 76,003,613	$ 292,019	$ 19,699,636	$ 2,704,667	$ 53,307,291
Interest payments on outstanding debt obligations(2)	$ 37,489,711	$ 695,263	$ 5,438,622	$ 5,193,590	$ 26,162,236
Purchase obligations(3)	-	-	-	-	-
Total	$ 113,493,324	$ 987,282	$ 25,138,258	$ 7,898,258	$ 79,469,527

(1)

Amounts include principal payments only.

(2)

Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2015.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of September 30, 2015.

Off-Balance Sheet Arrangements

       As of September 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements  (See Note 2 to the consolidated financial statements included in Item 1 to this quarterly report).

Subsequent Events

On November 10, 2015, we acquired a 14 story office building commonly known as One Technology Center, containing approximately 196,348 square feet of office space located in San Antonio, Texas, for an aggregate purchase price, exclusive of closing costs, of $19,575,000.  One Technology Center was 91% occupied by eight tenants and four rooftop tenants as of the acquisition date.  One Technology Center was acquired with funds from our ongoing public offering and proceeds from our revolving credit facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2015, in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes during the period ended September 30, 2015 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, we granted 1,500 shares of restricted common stock to our two independent directors as compensation for services as directors pursuant to our Incentive Plan.  The 1,500 shares of restricted common stock were issued to our independent directors in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2015	-	-	-	(3)
August 2015	15,395	15,395	$9.59	(3)
September 2015	-	-	-	(3)
	15,395	15,395	$9.59

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

On July 16, 2013, our Registration Statement on Form S-11 (File No. 333-185336), registering our follow-on public offering of up to $219,000,000 in shares of our common stock, was declared effective by the SEC.  In our follow-on offering, we are offering up to 20,000,000 shares of our common stock to the public at $10.00 per share and up to 2,000,000 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. As of September 30, 2015, we had accepted subscriptions for and issued 12,318,394 shares of our common stock in our initial and follow-on offerings, including 782,738 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $117,507,976.  As of September 30, 2015, we had 12,033,295 total shares of common stock issued and outstanding, including 38,875 shares of our common stock issued as non-employee compensation to members of our board of directors and certain executives of our Property Manager pursuant to our Incentive Plan.

As of September 30, 2015, we incurred selling commissions and other organization and offering costs in our initial and follow-on offerings in the amounts set forth in the table below.  The dealer manager re-allowed all of the selling commissions and a portion of the dealer manager fees to participating broker dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$7,248,296	Actual
Other organization and offering expenses	1,792,747	Actual
Total expenses	$9,041,043

As of September 30, 2015, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $100,268,414 excluding $7,436,015 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan.

We intend to use substantially all of the net proceeds from our public offerings to continue to invest in a portfolio of real properties. As of September 30, 2015, we had used $101,332,456 of the net proceeds from our public offerings, plus debt financing, to purchase our 14 investments in commercial properties. As of September 30, 2015, we had paid $3,945,300 of acquisition fees to our advisor.  For more information regarding how we used our net offering proceeds through September 30, 2015, see our financial statements included in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit	Description
3.1

First Articles of Amendment to Third Amended and Restated Articles of Incorporation of Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 12, 2012)

3.2

Third Amended and Restated Articles of Incorporation of Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8-A (SEC File No. 000-53912) filed on March 22 ,2010)

3.3	Bylaws of Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 2 to the Company’s registration statement on Form 8-A (SEC File No. 000-53912) filed on March 22 ,2010)
4.1	Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-185336)
10.1

Real Property Management Agreement, dated as of July 7, 2015 by and between Hartman Ashford Crossing LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 3, 2015)

10.2

Negative Pledge, dated July 31, 2015, by Hartman Ashford Crossing LLC and Hartman XX Operating Partnership in favor of Texas Capital Bank, NA. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 3, 2015)

10.3

Real Property Management Agreement, dated as of July 16, 2015 by and between Hartman Corporate Park Place, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 31, 2015)

10.4

Deed of Trust, Assignment of Rents and Security Agreement, dated as of August 24, 2015 by and between Hartman 400 North Belt LLC, Hartman Corporate Park Place LLC, Hartman Hillcrest LLC and Hartman Short Term Income Properties XX, Inc. and East West Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed August 31, 2015)

10.5

Revolving Promissory Note, dated as of August 24, 2015 by and between Hartman 400 North Belt LLC, Hartman Corporate Park Place LLC, Hartman Hillcrest LLC and Hartman Short Term Income Properties XX, Inc. and East West Bank (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed August 31, 2015)

10.6

Assignment of Leases and Rents, dated as of August 21, 2015 by and between Hartman 400 North Belt LLC, Hartman Corporate Park Place LLC, Hartman Hillcrest LLC and Hartman Short Term Income Properties XX, Inc. and East West Bank (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed August 31, 2015)

10.7

Real Property Management Agreement, dated as of July 7, 2015 by and between Hartman Skymark Tower, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed September 8, 2015)

10.8

First Amendment to Purchase and Sale Agreement dated as of June 29, 2015 by and between CSFB Skymark Tower 2007-C2 LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed September 8, 2015)

10.9

Second Amendment to Purchase and Sale Agreement dated as of July 6, 2015 by and between CSFB Skymark Tower 2007-C2 LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed September 8, 2015)

10.10

Third Amendment to Purchase and Sale Agreement dated as of July 21, 2015 by and between CSFB Skymark Tower 2007-C2 LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed September 8, 2015)

10.11

Purchase and Sales Agreement, dated as of September 15, 2015 by and between KW Funds One-Technology, LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed September 15, 2015)

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

Date: November 13, 2015

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: November 13, 2015

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)