Form 10-K
Hartman Short Term Income Properties XX, Inc.
filed 2016-03-31
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

------------------------------------

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number 000-53912

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

    There is no established market for the registrant's shares of common stock.  There were 10,827,505 shares of common stock held by non-affiliates as of June 30, 2015; the last business day of the registrant's most recently completed second fiscal quarter.

As of March 28, 2016, there were 16,530,636 shares of the Registrant’s common shares issued and outstanding.

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

          Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Stockholders are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this annual report on Form 10-K. Except as otherwise required by federal securities laws, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to effectively deploy the remaining net proceeds raised in our public offering, which is terminating effective March 31, 2016;

●	the fact that we have had a net loss for each annual period since our inception;

●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

●	legislative or regulatory changes, including changes to laws governing REITS;

●	construction costs that may exceed estimates or construction delays;

●	increases in interest rates;

●	availability of credit or significant disruption in the credit markets;

●	litigation risks;

●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;

●	inability to obtain new tenants upon the expiration of existing leases at our properties;

●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;

●

the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and
●	changes to generally accepted accounting principles, or GAAP.

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of this annual report on Form 10-K.

PART I

Item 1.     Business

General

Hartman Short Term Income Properties XX, Inc. (which is referred to in this annual report, as the context requires, as “we,” “us” or “our” and “Company”) is a Maryland corporation formed on February 5, 2009, to acquire and invest in income-producing commercial properties, including office buildings, shopping centers, other retail and commercial properties.  We have made and expect to continue to make our investments in real estate assets located in the United States, with a strategic focus on real estate properties located in Texas, based on our view of existing market conditions.   We own, and in the future intend to own, substantially all of our assets and conduct our operations through our Hartman XX Limited Partnership, a Texas limited partnership, which we refer to as our “operating partnership,” of which our wholly-owned subsidiary is the sole general partner.  We have elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2011. References to “shares” and “our common stock” refer to the shares of our common stock.

On February 9, 2010, we commenced our initial public offering to sell a maximum of $250,000,000 in shares of our common stock to the public at a price of $10 per share and up to $23,750,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  On April 25, 2013, we terminated our initial public offering.  As of the termination of our initial public offering on April 25, 2013, we had accepted subscriptions for and issued 4,455,678 shares of our common stock, including 162,561 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $43,943,731.

On July 16, 2013, we commenced our follow-on public offering, or our “follow-on offering,” of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  As of December 31, 2015, we had accepted subscriptions for, and issued 9,582,525 shares of our common stock in our follow-on offering, including 734,898 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $92,909,903.  As of December 31, 2015, we had accepted subscriptions for, and issued 14,038,203 shares of our common stock in our initial public offering and follow-on offering, including 897,459 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $136,853,634.

Effective March 31, 2016, we are terminating the offer and sale of our common shares to the public in our follow-on offering.  The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan will continue until as late as July 16, 2016.

As of March 28, 2016, we had accepted subscriptions for, and issued 16,818,692 shares of our common stock in our initial public offering and follow-on offering, including 1,020,867 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross proceeds of $163,938,870.

We intend to use substantially all of the remaining net proceeds from our follow-on offering to continue to invest in a diversified portfolio of real properties.  As of December 31, 2015, our portfolio consists of 15 commercial properties comprising approximately 2.4 million square feet.  For more information on our real estate portfolio, see “Investment Portfolio” below.

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders.  We are externally managed by Hartman Advisors, LLC, which we refer to as our “advisor,” pursuant to an advisory agreement by and among us and our advisor, which we refer to as the “Advisory Agreement.”  Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate related assets.  Our advisor sources and presents investment opportunities to our board of directors.  Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.  The key personnel of our advisor are involved in the selection, acquisition, financing and disposition of our properties, and raising the capital to purchase.  The key personnel of our advisor have extensive experience in selecting and operating commercial real estate and in operating investment entities that acquire commercial real estate.  Our affiliated property manager is

Hartman Income REIT Management, Inc., which we refer to herein as “HIR Management” or the “property manager,” which is responsible for operating, leasing and maintaining our properties.  HIR Management is the wholly owned subsidiary of Hartman Income REIT, Inc., or “HIREIT,” a real estate investment trust that has investment objectives that are similar to those that we employ

We issued 1,000 shares of convertible preferred stock to our Advisor on February 5, 2009 for $10 per share.  We issued 19,000 shares of our common stock to Hartman XX Holdings, Inc. on February 5, 2009 for $10 per share.

Allied Beacon Partners, Inc. (formerly American Beacon Partners, Inc.) served as the dealer manager of our initial offering from February 5, 2009 to February 1, 2012.  Effective February 1, 2012, D.H. Hill Securities, LLLP, an unaffiliated company, succeeded Allied Beacon Partners, Inc. as the dealer manager for our initial offering and served as dealer manager for our follow-on offering.

Our principal executive offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057.  Our telephone number is 713-467-2222. Information regarding the Company is available via the internet at www.hartmaninvestment.com and www.hartmanreits.com.  We are not incorporating our web-sites or any information from our web-sites into this annual report on Form 10-K.

2015 Highlights

During the year ended December 31, 2015, we:

•

raised gross offering proceeds of $52,017,900 in our follow-on offering;

•

continued to pay a monthly distribution, which if paid each day over a 365-day period, is equivalent to a 7% annualized distribution rate based on a purchase price of $10.00 per share of our common stock;

•

acquired the following six commercial real estate properties for an aggregate purchase price of $70,071,000:

o

Commerce Plaza Hillcrest, a 203,688 square foot three building office complex located in Dallas, Texas, which we acquired for an aggregate purchase price of $11,400,000;

o

400 North Belt, a 230,872 square foot office building located in Houston, Texas, which we acquired for an aggregate purchase price of $10,150,000;

o

Ashford Crossing, a 158,451 square foot office building located in Houston, Texas, which we acquired for an aggregate purchase price of $10,600,000;

o

Corporate Park Place, a 113,429 square foot office building located in Dallas, Texas, which we acquired for an aggregate purchase price of $9,500,000;

o

Skymark Tower, a 115,700 square foot office building located in Arlington, Texas, which we acquired for an aggregate purchase price of $8,846,000; and

o

One Technology Center, a 196,348 square foot office building located in San Antonio, Texas, which we acquired for an aggregate purchase price of $19,575,000.

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

We rely upon the value add or Hartman Advantage strategy to evaluate potential commercial real estate acquisition and investment opportunities per completed acquisition or investment.

Effective March 31, 2016 we are terminating our follow-on offering.  Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, merging our Company with its affiliates followed by a listing of our shares of common stock on a national securities exchange.  Management currently estimates the possible timing for such a liquidity event to be during late 2016 or 2017.  However, our board of directors has not made a decision to pursue any specific liquidity event, and there can be no assurance that we will complete a liquidity event on the terms described above, or at all.

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

Investment Portfolio

As of December 31, 2015 we owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas.  We own seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of December 31, 2014 we owned nine commercial properties comprising approximately 1,377,422 square feet plus three pad sites, all located in Texas.  For additional information regarding our property portfolio, see Part I, Item 2, “Properties” of this Annual Report on Form 10-K.

Competition

The United States commercial real estate market is highly competitive. All of our properties are located in areas that include competing properties. We face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds, real estate companies and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the geographic location of investments or the creditworthiness of tenants. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell real estate assets. The amount of competition in a particular market could also impact our ability to lease space and impact the amount of rent we are able to charge.

Employees

Although we have executive officers who manage our operations, we do not have any paid employees.  The employees of our advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.

Regulations

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations. Our investments are subject to various federal, state, and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts.

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

Tax Status

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and have operated as such beginning with the taxable year ended December 31, 2011.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).  As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elected to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

Financial Information About Segments

Our current business consists of acquiring, developing, investing-in, owning, managing, leasing, operating, and disposing of real estate assets.  We internally evaluate all of our real estate assets as one industry segment and, accordingly, do not report segment information.

Economic Dependency

We are dependent on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of our real estate portfolio, and other general and administrative responsibilities. In the event that our advisor is unable to provide these services to us, we will be required to obtain such services from other sources, and our failure to identify such other sources could have an adverse impact on our financial condition and results of operations. Prior to the termination of the offer and sale of our shares to the public in our follow-on offering, we were dependent upon our dealer manager for the sale of our shares in our follow-on offering.

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

Item 1A.     Risk Factors

 The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A.

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

We have experienced annual net losses from inception through December 31, 2015 and may experience similar losses in the future.

From inception through December 31, 2015, we incurred a net loss of $18,097,905.  We cannot assure that we will be profitable in the future or that we will realize growth in the value of our assets.

Since the commencement of our initial public offering in 2010, we have raised a relatively limited amount of offering proceeds, and have made a limited number of investments.

Based upon our operating history to date and our relatively limited portfolio of investments, there can be no assurance that we will be able to successfully operate our business or achieve our investment objectives. During the period from the commencement of our initial public offering on February 9, 2010 to December 31, 2015, we accepted investors’ subscriptions for, and issued, 14,038,203 shares of our common stock in our initial and follow-on offerings, including 897,459 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $136,853,634. As of December 31, 2015, we had made 15 investments.  For additional information regarding our property portfolio, see Part I, Item 2, “Properties” of this Annual Report on Form 10-K.

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

As of December 31, 2015 we owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all of which are located in the State of Texas.  We own seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  Our geographic focus on the State of Texas is consistent with our investment strategy.  However, our focus on investments in the State of Texas results in a geographic concentration in our portfolio which increases the likelihood that a downturn in economic or market conditions that selectively or disproportionately impact the State of Texas will have a significant impact on our results of operations and financial condition and our ability to pay distributions to our stockholders.  Any adverse economic or real estate developments in the Texas market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for commercial property space resulting from local business climates,  could adversely affect our property revenue, and hence net operating income. As a result, an investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a more geographically diversified portfolio.

We have and may continue to pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $7,193,003 in total distributions we paid during the year ended December 31, 2015, including shares issued pursuant to our distribution reinvestment plan, 100% was funded from cash flow from operations.  Of the $17,562,252 in total distributions we paid during the period from our inception through December 31, 2015, including shares issued pursuant to our distribution reinvestment plan, approximately 28% was funded from cash flow from operations and approximately 72% was funded from offering proceeds. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from the remaining proceeds from our follow-on offering or other sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

If we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations, the value of your shares upon a listing of our common stock, the sale of our assets or any other liquidity event may be reduced. To the extent that we fund distributions from sources other than our cash flow from operations, our funds available for investment will be reduced relative to the funds available for investment if our distributions were funded solely from cash flow from operations, our ability to achieve our investment objectives will be negatively impacted and the overall return to our stockholders may be reduced. In addition, if we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of our common stock will be taxable as gain realized from the sale or exchange of property

Payment of fees to our advisor and its affiliates reduces cash available for investment, which may result in stockholders not receiving a full return of their invested capital.

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

Additionally, if we internalize our management functions, while we would no longer bear the costs of the various fees and expenses we pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance.  We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers such as workers compensation and disability claims.  We would also incur the costs of compensation and benefits of our officers, employees and consultants that is currently paid by our advisor or its affiliates.  We may issue equity awards to officers, employees and consultants which would decrease net income and funds from operations and which may further dilute your investment.  We cannot reasonably estimate the amount of fees to our advisor that we would save versus the costs we would incur if we became self-managed.  If the costs assumed as a result of internalization exceed the costs we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

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

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire. To the extent any required financial statements are not available or cannot be obtained, we may not be able to acquire the property. As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our property acquisitions due to these reporting requirements.

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

We will provide stockholders with an estimated value per share of our common stock until 2016. Therefore, you will not be able to determine the true value of your shares on an ongoing basis during our initial public offering.

Under current regulations we are required to publicly disclose an estimated value per share of our common stock not later than April 11, 2016. Therefore, you will not be able to determine the true value of your shares on an ongoing basis until such time as we establish an estimated value per share. Our estimated value per share will be based upon valuations of all of our assets by independent third-party appraisers and qualified independent valuation experts recommended by our advisor and approved by our board of directors. Our estimated value per share may not be indicative of the price our stockholders would receive if they sold our shares in an arm’s-length transaction, if our shares were actively traded or if we were liquidated.

We disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operation are not equivalent to our net income or loss of cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance

We use and we disclose to investors, funds from operations, or “FFO,” and modified funds from operations, or “MFFO,” which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance and ability to pay distributions. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.

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

Our share redemption program may provide you with a limited opportunity to have your shares of our common stock redeemed by us after you have held them for at least one year, subject to the significant conditions and limitations. Shares will generally be redeemed under the share redemption program at a price equal to or at a discount from the lesser of (1) the average gross price per share the original purchaser or purchasers of the shares being redeemed paid to us, which we refer to as the “issue price,” and (2) the current offering price per share for the shares being redeemed. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus, if we had positive operating cash flow from the previous fiscal year, 1.0% of all operating cash flow from the previous fiscal year. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend, suspend or terminate the share redemption program at any time. Therefore, you may not have the opportunity to make a redemption request prior to a termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares currently may be repurchased at varying prices depending on (1) the number of years the shares have been held, (2) the purchase price paid for the shares and (3) whether the redemptions are sought upon a stockholder’s death or qualifying disability. The current maximum price that may be paid under the program is $10.00 per share, which is the offering price of our shares of common stock in our primary offering (ignoring purchase price discounts for certain categories of purchasers). The offering price of our shares of common stock for our follow-on offering was not determined on an independent basis, may not accurately represent the current value of our assets at any particular time, and is likely to differ from the price at which a stockholder could resell his or her shares. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase will be less, and the repurchase will be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

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

Pursuant to Section 10(a)(3) of the Securities Act, we are required to annually update our prospectus so that the financial statements and other information contained or incorporated by reference in the prospectus is not more than sixteen months old. In order to comply with Section 10(a)(3) of the Securities Act, we are required to file a post-effective amendment to our registration statement containing an updated prospectus prior to April 30th of each year. If the SEC has not declared such post-effective amendment effective by April 30th of each year, we are required to halt our public offering until such time as the SEC declares the post-effective amendment effective. We failed to file the post-effective amendment required to be filed by April 30, 2014 and continued to offer and sell our shares to the public after such date.  The offer and sale of securities in our follow-on offering after April 30, 2014 failed to comply fully with Section 5 of the Securities Act and on May 30, 2014 we temporarily suspended sales of our common stock.  As a consequence, certain stockholders may have the right to rescind their purchase of shares.  For the period from May 1, 2014 to May 30, 2014, the date we suspended our follow-on offering, we sold 85,569 shares of our common stock, including 19,638 shares issued pursuant to our distribution reinvestment program. On June 5, 2014, we filed a post-effective amendment to our registration statement updating our prospectus pursuant to Section 10(a)(3) of the Securities Act, which registration statement was declared effective by the SEC on July 7, 2014.

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

The remaining net proceeds from our follow-on offering will be used for investments in real properties, real estate securities and debt-related investments, for payment of operating expenses and for payment of various fees and expenses such as acquisition fees, origination fees, asset management fees and property management fees. We establish a general working capital reserve out of the net proceeds from our follow-on offering. Accordingly, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our real estate assets or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real estate assets and to expand our operations will be adversely affected. As a result, we would be less likely to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

FINRA has also adopted changes to rules relating to information required to be included on customer account statements by registered broker dealers. In order to assist broker dealers in complying with the new rules, we were required to obtain independent valuations of our assets to determine an estimated per share value of our common stock more frequently than under prior regulations. Compliance with these new rules and future rule changes by FINRA could increase our operating expenses which could have an adverse effect on our results of operations.

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

Neither we, our operating partnership nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. Our operating partnership’s and subsidiaries’ intended investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we intend to engage, through our operating partnership and our wholly and majority owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our follow-on offering ends.

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

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our public offerings.

Investors in our public offerings do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock could increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base.

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

We are unable to predict future changes in global, national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease or dispose of properties and could make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of the real estate assets we acquire. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders. In addition, the value of the properties we acquire may decrease following the date we acquire such properties due to the risks described above or any other unforeseen changes in market conditions. If the value of our properties decreases, we may be forced to dispose of our properties at a price lower than the price we paid to acquire our properties, which could adversely impact the results of our operations and our ability to make distributions and return capital to our investors.

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

We financed a portion of the acquisition cost of our real properties with mortgage indebtedness.  In addition, we have entered into revolving credit agreements with banks secured by certain real properties.  We also may borrow funds if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

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

•

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

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•

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

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition of such interest. However, qualified foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, FIRPTA does not apply to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A REIT is a domestically controlled qualified investment entity if, at all times during a specified testing period (the continuous five year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

Retirement Plan Risks

If stockholders fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, affected stockholders could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA, (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock. If a stockholder invests the assets of such a plan (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, the stockholder should determine that:

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

Item 1B.   Unresolved Staff Comments

      None.

Item 2.      Properties

General

As of December 31, 2015 we owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas.  We own seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  We believe that the long-term outlook for commercial real estate values in the Houston, Dallas and San Antonio metropolitan statistical areas remains positive.

We do not directly manage our properties.  Hartman Income REIT Management, Inc. manages our properties pursuant to a property management agreement which is renewable annually.  Our board of directors has approved the renewal of the property management agreement which will expire on February 9, 2017.

In addition to property management, our property manager is also responsible for leasing our properties.  Our tenants consist of national, regional and local businesses.

Substantially all of our revenues consist of base rents and expense recoveries under leases that generally have terms that range from less than one year to 15 years.  A majority of our existing leases as of December 31, 2015 contain “rent bump” rental provisions which provide for increases in base rental amounts over the term of the lease.

Our Properties

As of December 31, 2015, our portfolio consists of 15 properties. The following table provides summary information regarding our properties:

				Annualized
Name/Location	Rentable SF (1)	Date Acquired	Acquisition Cost	Base Rent (1)	% Leased (1)
Richardson Heights SC Richardson, TX	201,433	12/28/2010	$19,150,000	$2,397,318	78%
Cooper Street Plaza Arlington, TX	127,696	5/11/2012	$10,612,500	$1,474,203	100%
Bent Tree Green Dallas, TX	139,609	10/16/2012	$12,012,500	$2,300,149	85%
Parkway Plaza I & II Dallas, TX	136,506	3/15/2013	$9,490,000	$989,334	44%
Gulf Plaza Houston, TX	120,651	3/11/2014	$13,950,000	$2,402,338	100%
Mitchelldale Business Park Houston, TX	377,752	6/13/2014	$19,175,000	$2,008,774	84%
Energy Plaza I&II San Antonio, TX	180,119	12/30/2014	$17,610,000	$3,437,273	91%
Timbercreek Atrium Houston, TX	51,035	12/30/2014	$2,896,800	$678,730	80%
Copperfield Building Houston, TX	42,621	12/30/2014	$2,419,200	$573,583	74%
400 North Belt Houston, TX	230,872	5/8/2015	$10,150,000	$2,837,539	63%
Commerce Plaza Hillcrest Dallas, TX	203,688	5/1/2015	$11,400,000	$2,021,962	75%
Skymark Tower Arlington, TX	115,700	9/2/2015	$8,846,000	$1,558,860	74%
Corporate Park Place Dallas, TX	113,429	8/24/2015	$9,500,000	$1,209,059	73%
Ashford Crossing Houston, TX	158,451	7/31/2015	$10,600,000	$2,562,578	86%
One Technology Center San Antonio, TX	196,348	11/10/2015	$19,575,000	$3,830,439	85%

(1)

Approximate

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2015:

		Gross Leasable Area SF		Annualized Base Rental Revenue	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
			Percent Occupied
Property Name	Location
Retail:
Richardson Heights	Richardson TX	201,433	78%	$2,397,318	$15.24	$17.85
Cooper Street	Arlington TX	127,696	100%	1,474,203	11.54	11.49
Total - Retail		329,129	87%	3,871,521	13.58	15.20
Office:
Bent Tree Green	Dallas TX	139,609	85%	2,300,149	19.31	18.34
Parkway I & II	Dallas TX	136,506	44%	989,334	16.62	17.38
Gulf Plaza	Houston TX	120,651	100%	2,402,338	19.93	19.91
Energy Plaza	San Antonio TX	180,119	91%	3,437,273	21.13	21.95
Timbercreek	Houston TX	51,035	80%	678,730	16.30	16.97
Copperfield	Houston TX	42,621	74%	573,583	18.25	18.61
400 North Belt	Dallas TX	230,872	63%	2,837,539	19.65	20.53
Hillcrest	Houston TX	203,688	75%	2,021,962	13.46	13.67
Skymark	San Antonio TX	115,700	74%	1,558,860	18.26	18.82
Corporate Park	Houston TX	113,429	73%	1,209,059	15.11	15.17
Ashford Crossing	Houston TX	158,451	86%	2,562,578	18.75	18.72
One Technology	San Antonio TX	196,348	85%	3,830,439	23.03	23.21
Total – Office		1,689,029	77%	24,401,844	18.81	18.61
Industrial:
Mitchelldale	Houston TX	377,752	84%	2,008,774	6.24	6.20
Total		2,395,910	80%	$30,282,139	$15.90	$16.31

Significant Tenants

The following table sets forth information about our five largest tenants as of December 31, 2015:

Tenant Name	Annualized Base Rental Revenue	Percentage of Total Annualized Base Rental Revenues	Initial Lease Date	Lease Expiration Year
Gulf Interstate Engineering	$ 2,392,860	7.9%	3/1/2011	2018
National Oilwell Varco	1,369,388	4.5%	11/10/2015	2019
GSA – Veterans Administration	1,025,388	3.4%	2/1/2013	2016
Galen College of Nursing	992,940	3.3%	7/1/2013	2016
Rignet	892,445	2.7%	7/1/2015	2018
Total	$ 6,673,021	21.8%

Lease Expirations

The following table shows lease expirations for our properties as of December 31, 2015 during each of the next ten years:

		Gross Leasable Area Covered by Expiring Leases		Annualized Base Rent Represented by Expiring Leases
Year of Lease Expiration	Number of Leases Expiring	Approx. Square Feet	Percent of Total Occupied Square Feet	Amount	Percent of Total Rent
2016	123	385,507	20%	$6,269,068	21%
2017	106	380,859	20%	$5,579,020	18%
2018	101	440,824	23%	$7,519,089	25%
2019	56	249,104	13%	$3,850,340	13%
2020	39	176,664	9%	$2,527,619	8%
2021	10	74,287	4%	$661,148	2%
2022	7	14,451	1%	$295,632	1%
2023	6	53,982	3%	$728,236	2%
2024	9	54,024	3%	$961,383	3%
2025	5	27,819	1%	$210,485	1%
Total	462	1,768,790	97%	$28,614,022	95%

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

     As of March 28, 2016, we had 16,530,636 shares of common stock issued and outstanding, held by a total of approximately 3,390 stockholders.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all.  Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. Effective March 31, 2016, we are terminating our follow-on public offering. Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, merging our company with its affiliates followed by a listing of our shares of common stock on a national securities exchange. However, our board of directors has not made a decision to pursue any specific liquidity event, and there can be no assurance that we will complete a liquidity event on the terms described above or at all.

To assist the Financial Industry Regulatory Authority, Inc., or FINRA, members and their associated persons that participate in our public offering of common stock, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  For these purposes, our advisor estimated the value of our common stock at $10.00 per share as of December 31, 2015. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our public offering is $10.00 per share. Beginning in April 2016, our advisor or another firm we choose for that purpose will determine an estimated value per share of our common stock, which we will disclose in a current report we publicly file with the SEC under the Exchange Act and in each annual report we publicly file with the SEC thereafter. The estimated value per share will be based upon annual valuations of all of our assets and liabilities performed by, or with the material assistance or confirmation of, independent third-party appraisers and qualified independent valuation experts recommended by our advisor and approved by our board of directors and derived from a methodology that conforms to standard industry practice. Our board of directors expects to approve and disclose such estimated value per share in a current report filed with the SEC no later than April 11, 2016.

Use of Offering Proceeds From Registered Securities; Recent Sales of Unregistered Securities

On February 9, 2010, our Registration Statement on Form S-11 (File No. 333- 154750), registering a public offering of up to $250,000,000 in shares of our common stock to the public in our primary offering at a price of $10.00 per share and up to $23,750,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share, was declared effective by the SEC and we commenced our initial public offering. We terminated our initial public offering on April 25, 2013. As of the termination our initial public offering on April 25, 2013, we had accepted subscriptions for and issued 4,455,678 shares of our common stock, including 162,561 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in offering proceeds of $43,943,731. On July 16, 2013, our Registration Statement on Form S-11 (File No. 333-185336) registering our follow-on offer of up to $200,000,000 in shares of our common stock to the public at $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share, was declared effective by the SEC and we commenced our follow-on offering.

As of December 31, 2015, we had accepted subscriptions for, and issued 14,038,203 shares of our common stock in our initial public offering and our follow-on offering, including 897,459 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $136,853,634.

Effective March 31, 2016, we are terminating the offer and sale of shares of our common stock to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan will continue until as late as July 16, 2016.

As of December 31, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering in the amounts set forth in the tables below. D.H. Hill Securities, LLLP, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 3,500,047	Actual
Finders’ fees	-	—
Expenses paid to or for underwriters	-	—
Other organization and offering costs	472,129	Actual
Total expenses	$ 3,972,176

Follow-On Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	8,096,644	Actual
Finders’ fees	-	—
Expenses paid to or for underwriters	-	—
Other organization and offering costs	2,592,622	Actual
Total expenses	10,689,266

As of December 31, 2015, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $111,012,507, excluding $8,525,858 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan. For the year ended December 31, 2015, the ratio of the cost of raising capital to capital raised was approximately 6.31%.

We intend to use substantially all of the remaining net proceeds from our public offerings to continue to invest in a portfolio of real properties. As of December 31, 2015, we had used $108,069,096 of the net proceeds from our public offerings, plus debt financing, to purchase our 15 investments in commercial properties. As of December 31, 2015, we had paid $4,434,675 of acquisition fees to our advisor.

Recent Sales of Unregistered Securities

For the year ended December 31, 2015, each of our two independent directors received a grant of 3,000 shares of restricted common stock as compensation for their service on our board of directors pursuant to our independent director compensation plan.  We issued 6,000 shares of restricted common stock in the aggregate to our independent directors in 2015 in fulfillment of shares granted for 2014 service on our board of directors.  For the year ended December 31, 2015, we issued 1,000 shares of restricted common stock to each of two executives of our advisor and our property manager.  As of December 31, 2015, a total of 34,875 shares of restricted common stock have been issued by us to our independent directors pursuant to the independent director compensation plan, and 10,000 shares of restricted common stock have been issued to executives of our advisor and our property manager pursuant to our omnibus stock incentive plan.

The shares of restricted stock issued pursuant to our independent director compensation plan omnibus stock incentive plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

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

For the years ended December 31, 2015 and December 31, 2014, we received 12 and 20 requests, respectively, for share redemptions pursuant to the terms of our share redemption program.  For the year ended December 31, 2015, we redeemed 31,690 shares at a weighted average price per share of $9.20 per share.  For the year ended December 31 2014, we redeemed 128,169 shares at a weighted average price of $9.34 per share.  For the period from our initial offering effective date (February 9, 2009) to December 31, 2015, we received and fulfilled 41 redemption requests representing 238,520 shares of our common stock.  Redemption prices paid were as set forth in our share redemption program.  The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2015, we had one unfulfilled redemption request representing 1,250 shares with a total redemption value of $12,500, which redemption request was fulfilled in January 2016.

During the three months ended December 31, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximately Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2015	12,644	-	-	(2)
November 2015	-	-	-	(2)
December 2015	-	12,644	$8.73/share	(2)
Total	12,644	12,644

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

Distribution Policy

To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

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

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the years ended December 31, 2015 and 2014:

Period	Cash (1)	DRIP (1)(2)	Total
First Quarter 2015	$703,281	$713,580	$1,416,861
Second Quarter 2015	803,102	875,982	1,679,084
Third Quarter 2015	927,292	1,019,576	1,946,868
Fourth Quarter 2015	1,042,380	1,107,810	2,150,190
Total	$3,476,055	$3,716,948	$7,193,003

First Quarter 2014	$568,290	$535,309	$1,103,599
Second Quarter 2014	614,018	577,135	1,191,153
Third Quarter 2014	632,275	605,293	1,237,568
Fourth Quarter 2014	664,962	641,405	1,306,367
Total	$2,479,545	$2,359,142	$4,838,687

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.  Certain information in the table has been derived from our audited consolidated financial statements and notes thereto.  This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15, Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.  Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
Balance Sheet Data	2015	2014	2013	2012	2011
Total real estate assets, at cost	$189,706,604	$ 115,927,596	$56,992,904	$ 42,316,291	$18,968,145
Total real estate assets, net	162,322,527	103,023,040	50,714,103	39,783,190	18,615,533
Total assets	179,018,365	120,436,234	53,001,036	44,831,501	26,455,723
Notes payable	76,417,905	59,617,848	2,300,000	15,000,000	9,575,000
Total liabilities	87,111,265	65,864,186	5,232,742	17,546,000	11,249,025
Total stockholders’ equity	91,907,100	54,572,048	47,768,294	27,285,501	15,206,698

	For the year ended December 31,
	2015	2014	2013	2012	2011
Operating Data
Total revenues	$ 26,204,533	$ 12,166,430	$ 7,313,576	$ 3,611,616	$ 354,048
Net loss	(8,487,559)	(4,414,865)	(1,984,873)	(2,111,037)	(520,394)
Net loss per common share – basic and diluted	$ (0.79)	$ (0.63)	$ (0.40)	$ (0.80)	$ (0.61)

	For the year ended December 31,
	2015	2014	2013	2012	2011
Other Data
Cash flow provided by (used in)
Operating activities	$ 8,324,638	$ 2,942,167	$ 1,200,651	$ 166,764	$ (153,830)
Investing activities	(73,529,008)	(66,084,692)	(10,898,900)	(26,951,817)	(6,654,339)
Financing activities	62,155,666	67,428,081	9,779,393	19,406,585	13,612,008
Distributions paid	7,193,003	4,838,687	3,275,491	1,759,516	495,555
Distributions declared per common share (1)	$0.70	$0.70	$0.70	$0.70	$0.70
Weighted average number of common shares outstanding, basic and diluted	10,733,833	7,035,337	4,927,708	2,647,039	854,149
FFO (2)	$ 5,991,962	$ 2,210,890	$ 1,760,827	$ 69,452	$ (373,256)
MFFO (2)	$ 7,743,737	$ 3,612,165	$ 1,917,697	$ 715,457	$ 57,619

(1)

Distributions declared per common share for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 assumes each share was issued and outstanding each day of each year. Distributions currently declared are calculated at a rate of $0.001918 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. We paid our first monthly distribution payment in January 2011.

(2)

GAAP basis accounting for real estate utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of funds from operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.  Additionally, we use modified funds from operations (“MFFO”) as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance.  MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO.  Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity.  For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

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

On February 9, 2010, we commenced our initial public offering to sell a maximum of $250,000,000 in shares of our common stock to the public in our initial public offering at a price of $10 per share and up to $23,750,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  On April 25, 2013, we terminated our initial public offering.  As of the termination of our initial public offering on April 25, 2013, we had accepted subscriptions for and issued 4,455,678 shares of our common stock, including 162,561 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $43,943,731.

On July 16, 2013, we commenced our follow-on offering of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  As of December 31, 2015, we had accepted subscriptions for, and issued 9,582,525 shares of our common stock in our follow-on offering, including 734,898 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $92,909,903.  As of December 31, 2015, we had accepted subscriptions for, and issued 14,038,203 shares of our common stock in our initial public offering and follow-on offering, including 897,459 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $136,853,634.

Effective March 31, 2016, we are terminating the offer and sale of our common shares to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan will continue until as late as July 16, 2016. As of March 28, 2016, we had accepted subscriptions for, and issued 16,818,692 shares of our common stock in our initial public offering and our follow-on offering, including 1,020,877 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross proceeds of $163,938,870.

We intend to use substantially all of the remaining net proceeds of our follow-on offering to invest in a portfolio of real estate properties and other real estate-related investments.  As of December 31, 2015, we owned 15 commercial real properties.

We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs. However, our operations are subject to a variety of risks, including, but not limited to, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates and declining real estate valuations. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

Our Real Estate Portfolio

As of December 31, 2015, we owned the 15 commercial real estate properties listed below:

		Gross Leasable Area SF		Annualized Base Rental Revenue	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
			Percent Occupied
Property Name	Location
Retail:
Richardson Heights	Richardson TX	201,433	78%	$2,397,318	$15.24	$17.85
Cooper Street	Arlington TX	127,696	100%	1,474,203	11.54	11.49
Total - Retail		329,129	87%	3,871,521	13.58	15.20
Office:
Bent Tree Green	Dallas TX	139,609	85%	2,300,149	19.31	18.34
Parkway I & II	Dallas TX	136,506	44%	989,334	16.62	17.38
Gulf Plaza	Houston TX	120,651	100%	2,402,338	19.93	19.91
Energy Plaza	San Antonio TX	180,119	91%	3,437,273	21.13	21.95
Timbercreek	Houston TX	51,035	80%	678,730	16.30	16.97
Copperfield	Houston TX	42,621	74%	573,583	18.25	18.61
400 North Belt	Dallas TX	230,872	63%	2,837,539	19.65	20.53
Hillcrest	Houston TX	203,688	75%	2,021,962	13.46	13.67
Skymark	San Antonio TX	115,700	74%	1,558,860	18.26	18.82
Corporate Park	Houston TX	113,429	73%	1,209,059	15.11	15.17
Ashford Crossing	Houston TX	158,451	86%	2,562,578	18.75	18.72
One Technology	San Antonio TX	196,348	85%	3,830,439	23.03	23.21
Total – Office		1,689,029	77%	24,401,844	18.81	18.61
Industrial:
Mitchelldale	Houston TX	377,752	84%	2,008,774	6.24	6.20
Total		2,395,910	80%	$30,282,139	$15.90	$16.31

2015 Property Acquisitions

Commerce Plaza Hillcrest

On May 1, 2015, we acquired a nine building office complex comprises approximately 203,688 square feet located in Dallas, Texas, commonly known as Commerce Plaza Hillcrest, for an aggregate purchase price of $11,400,000, exclusive of closing costs.  The Commerce Plaza Hillcrest property was approximately 74% occupied at the acquisition date.  We financed the acquisition of Commerce Plaza Hillcrest with proceeds from our follow-on offering.

400 North Belt

On May 8, 2015, we acquired an office building comprising approximately 230,872 square feet located in Houston, Texas, commonly known as 400 North Belt, for $10,150,000, exclusive of closing costs.  The 410 North Belt property was approximately 67% occupied at the acquisition date.  We financed the 400 North Belt acquisition with proceeds from our follow-on offering and affiliate loan proceeds provided by our operating partnership.

Ashford Crossing

On July 31, 2015, we acquired an office building comprising approximately 158,451 square feet located in Houston, Texas, commonly known as Ashford Crossing, for $10,600,000, exclusive of closing costs.  The Ashford Crossing property was approximately 88% occupied at the acquisition date.  We financed the Ashford Crossing acquisition with proceeds from our follow-on offering and affiliate loan proceeds provided by our operating partnership.

Corporate Park Place

On August 24, 2015, we acquired an office building comprising approximately 113,429 square feet located in Dallas, Texas, commonly known as Corporate Park Place, for $9,500,000, exclusive of closing costs.  The Corporate Park Place property was approximately 79% occupied at the acquisition date.  We financed the Corporate Park Place acquisition with proceeds from our follow-on offering and loan proceeds from our East West Bank Revolving Credit Facility.

Skymark Tower

On September 2, 2015, we acquired an office building comprising approximately 115,700 square feet located in Arlington, Texas, commonly known as Skymark Tower, for $8,846,000, exclusive of closing costs.  The Skymark Tower property was approximately 75% occupied at the acquisition date.  We financed the Skymark Tower acquisition with proceeds from our follow-on offering and loan proceeds from our East West Bank Revolving Credit Facility.

One Technology Center

On November 10, 2015, we acquired an office building comprising approximately 196,348 square feet located in San Antonio, Texas, commonly known as One Technology Center, for $19,575,000 exclusive of closing costs.  The One Technology Center property was approximately 85% occupied at the acquisition date.  We financed the One Technology Center acquisition with proceeds from our follow-on offering and loan proceeds from our TCB Credit Facility.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2015 and 2014.

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

Goodwill

       Generally accepted accounting principles in the United States require us to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  We have the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if we elect to bypass the qualitative assessment, we perform a two-step impairment test.  In the first step, management compares the net book value of our carrying amount of goodwill at the balance sheet date. In the event our net book value is less than the carrying amount of goodwill, we proceed to step two and assesses the need to record an impairment charge. For the years ended December 31, 2015 and 2014 no goodwill impairment was recognized in the Company’s consolidated financial statements.

RESULTS OF CONTINUING OPERATIONS

Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014.

As of December 31, 2015 we owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas.  As of December 31, 2015, we owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of December 31, 2014 we owned nine commercial properties comprising approximately 1,377,422 square feet plus three pad sites, all located in Texas.  As of December 31, 2014, we owned four properties located in Richardson, Arlington, and Dallas, Texas, four properties located in Houston, Texas and one property located in San Antonio, Texas.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the year ended December 31, 2015 and the year ended December 31, 2014.  Net operating income (property revenues minus property expenses), or “NOI,” is the measure used by management to assess property performance. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States, or “GAAP,” and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the operating results of our real estate.  For purposes of the following discussion, Same Store properties refer to Richardson Heights, Cooper Street, Bent Tree Green and Parkway properties.  New store (“New Store”) properties refer to Gulf Plaza, Mitchelldale Business Park, Energy Plaza, Timbercreek, Copperfield, Commerce Plaza Hillcrest, 400 North Belt, Ashford Crossing, Corporate Park Place, Skymark Tower and One Technology Center.

	Year ended December 31,
	2015	2014	Change
Same Store:
Revenue	$9,034,909	$8,465,364	$569,545
Property operating expenses	2,141,200	2,029,424	111,776
Real estate taxes and insurance	1,448,324	1,456,587	(8,263)
Asset management fees	384,487	384,488	(1)
General and administrative	976,076	652,187	323,889
Same Store NOI	$4,084,822	$3,942,678	$142,144

New Store:
Revenue	$17,169,624	$3,701,066	$13,468,558
Property operating expenses	5,451,987	1,033,855	4,418,132
Real estate taxes and insurance	2,631,762	558,725	2,073,037
Asset management fees	627,769	164,414	463,355
General and administrative	442,764	106,784	335,980
New Store NOI	$8,015,342	$1,837,288	$6,178,054
Property NOI	$12,100,164	$5,779,966	$6,320,198

Reconciliation of Net loss to Property NOI

Net loss	($8,487,559)	($4,414,865)	($4,072,694)
Asset acquisition fees	1,751,775	1,401,275	350,500
Organization and offering costs	963,331	463,655	499,676
Depreciation and amortization	14,479,521	6,625,755	7,853,766
Interest expense	3,393,096	1,704,146	1,688,950
Property NOI	$12,100,164	$5,779,966	$6,320,198

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the years ended December 31, 2015 and 2014 we had total rental revenues and tenant reimbursements of $26,204,533 and $12,166,430, respectively. The $14,038,103 increase in total rental revenues and tenant reimbursements from the year ended December 31, 2014 to the year ended December 31, 2015 was primarily due to the fact that we owned 15 properties as of December 31, 2015, as compared to the nine properties we owned as of December 31, 2014. Same Store property revenues increased by $569,545, or approximately 6.7%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, due to increased occupancy at Richardson Heights and Cooper Street.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; depreciation and amortization expense; offering and organization costs; asset management and acquisition fees; and general and administrative expenses.  For the years ended December 31, 2015 and December 31, 2014 we had operating expenses of $31,298,996 and $14,877,149, respectively.  The $16,421,847 increase in operating expenses from the year ended December 31, 2014 to the year ended December 31, 2015 was primarily due to the fact that we owned 15 properties as of December 31, 2015, as compared to the nine properties we owned as of December 31, 2014.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees were $1,012,256 and $548,902 for the years ended December 31, 2015 and December 31, 2014, respectively.  Acquisition costs related to the acquisition of our properties were $1,751,775 and $1,401,275 for the years ended December 31, 2015 and December 31, 2014, respectively. The increase in acquisition and asset management fees we paid to our advisor from the year ended December 31, 2014 to the year ended December 31, 2015 was primarily due to the fact that we acquired six properties during 2015 as compared to the five properties we acquired during 2014, and the fact that we owned 15 properties as of December 31, 2015, as compared to the 9 properties we owned as of December 31, 2014. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For the years ended December 31, 2015 and December 31, 2014 we paid our Property Manager $979,294 and $503,667, respectively, for property management fees and $1,049,311 and $1,048,023, respectively, for leasing commissions. The increase in property management fees we paid to our Property Manager from the year ended December 31, 2014 to the year ended December 31, 2015 was primarily due to the increase in revenues attributable to the three properties acquired at the end 2014 and the six properties acquired during 2015.

Real estate taxes and insurance – Real estate taxes and insurance were $4,080,086 and $2,015,312 for the years ended December 31, 2015 and 2014, respectively. The increase in real estate taxes and insurance from the year ended December 31, 2014 to the year ended December 31, 2015 was primarily due to the fact that we owned 15 properties as of December 31, 2015, as compared to the nine properties we owned as of December 31, 2014.

       Depreciation and amortization – Depreciation and amortization were $14,479,521 and $6,625,755 for the years ended December 31, 2015 and 2014, respectively.  Depreciation and amortization increased from the year ended December 31, 2014 to the year ended December 31, 2015 was primarily due to the fact that we owned 15 properties as of December 31, 2015, as compared to the nine properties we owned as of December 31, 2014.

General and administrative expenses - General and administrative expenses were $1,418,840 and $758,971 for the years ended December 31, 2015 and 2014, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is increased professional fees and certain recoverable and non-recoverable property operating expenses. We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs - We have incurred certain expenses in connection with our organization and the sale of our shares of common stock.  These costs principally relate to professional and filing fees.  As of December 31, 2015, such costs totaled $2,592,622 and have been expensed as incurred since February 5, 2009, the date of our inception.  For the years ended December 31, 2015 and December 31, 2014, organization and offering costs were $963,331 and $463,655, respectively.

Net loss – We incurred net losses of $8,487,559 and $4,414,865 for the years ended December 31, 2015 and 2014, respectively.  The net loss for the year ended December 31, 2015 is primarily attributable to (i) asset acquisition fees and (ii) depreciation and amortization expense related to the properties owned.

Funds From Operations and Modified Funds From Operations

 Funds From Operations, or FFO, is a non-GAAP financial measure defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, which we believe is an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT in conjunction with net income.  FFO is used by the REIT industry as a supplemental performance measure.  FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper.  The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.  Our FFO calculation complies with NAREIT’s policy described above.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses.  Management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We intend to use the remaining net proceeds raised in our follow-on offering to continue to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., the listing of our common stock on a national exchange, a merger or sale or our company or another similar transaction) within ten years of the completion of our initial public offering.  The Investment Program Association, or “IPA,” an industry trade group, has standardized a measure known as Modified Funds From Operations, or “MFFO,” which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (i.e., the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our public offering has been completed and our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.  Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our public offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our public offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter.  As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner.  We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors.  For example, acquisitions costs are funded from the remaining net proceeds of our public offerings and other financing sources and not from operations.  By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties.  Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance.  By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and as a result we may have to adjust our calculation and characterization of FFO or MFFO.

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2015, 2014 and 2013, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss.

	December 31,
	2015	2014	2013
Net loss	($8,487,559)	($4,414,865)	($1,984,873)
Depreciation and amortization of real estate assets	14,479,521	6,625,755	3,745,700
Funds from operations (FFO)	5,991,962	2,210,890	1,760,827

Acquisition related expenses	1,751,775	1,401,275	156,870
Modified funds from operations (MFFO)	$7,743,737	$3,612,165	$1,917,697

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through December 31, 2015:

Period	Cash (1)	DRIP (2)(3)	Total
Period From inception to December 31, 2010(2)	$ -	$ -	$ -
First Quarter 2011	20,555	20,363	40,918
Second Quarter 2011	44,563	50,974	95,537
Third Quarter 2011	69,559	69,516	139,075
Fourth Quarter 2011	119,000	101,025	220,025
First Quarter 2012	174,784	149,574	324,358
Second Quarter 2012	208,865	194,091	402,956
Third Quarter 2012	236,090	246,096	482,186
Fourth Quarter 2012	271,424	278,592	550,016
First Quarter 2013	316,478	311,276	627,754
Second Quarter 2013	372,901	387,650	760,551
Third Quarter 2013	441,870	412,250	854,120
Fourth Quarter 2013	550,371	482,695	1,033,066
First Quarter 2014	568,290	535,309	1,103,599
Second Quarter 2014	614,018	577,135	1,191,153
Third Quarter 2014	632,275	605,293	1,237,568
Fourth Quarter 2014	664,962	641,405	1,306,367
First Quarter 2015	703,281	713,580	1,416,861
Second Quarter 2015	803,102	875,982	1,679,084
Third Quarter 2015	927,292	1,019,576	1,946,868
Fourth Quarter 2015	1,042,380	1,107,810	2,150,190
Total	$8,782,060	$8,780,192	$17,562,252

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

For the year ended December 31, 2015, we paid aggregate distributions of $7,193,003, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash provided by operating activities was $8,324,638 and our FFO was $5,991,962. For the year ended December 31, 2015, 100% of distributions were paid from cash provided by operating activities.   For the year ended December 31, 2014, we paid aggregate distributions of $4,838,687, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash provided by operating activities was $2,942,167 and our FFO was $2,210,890. For the year ended December 31, 2014, approximately 61% of distributions were paid from cash provided by operating activities and approximately 39% were paid from offering proceeds.  For the period from inception (January 20, 2011 was the date we first paid distributions) to December 31, 2015, we paid aggregate distributions of $17,562,252.  During the period from our inception to December 31, 2015, our cash provided by operating activities was $12,558,794, our net loss was $18,097,905 and our FFO was $9,080,698. Of the $17,562,252 in aggregate distributions paid to our stockholders from inception to December 31, 2015, approximately 72% was paid from net cash provided by operating activities and approximately 28% was funded from offering proceeds.   For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31, 2015 and 2014:

	2015	2014
Ordinary income (unaudited)	40.4%	27.7%
Return of capital (unaudited)	59.6%	72.3%
Capital gains distribution (unaudited)	- %	- %
Total	100.0%	100.0%

Liquidity and Capital Resources

 As of December 31, 2015, we had issued 14,038,203 shares of our common stock in our initial and follow-on public offerings, including 897,459 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $136,853,634. Effective March 31, 2016, we are terminating the offer and sale of our common shares to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan will continue until as late as July 16, 2016.

Our principal demands for funds are and will continue to be for real estate and real estate-related acquisitions, for the payment of operating expenses, for the payment of interest on our outstanding indebtedness, and for the payment of distributions. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations; provided, that some or all of our distributions have been and may continue to be paid from sources other than cash from operations (as discussed below).  We expect to meet cash needs for acquisitions from the remaining net proceeds of our follow-on offering and from financings.

There may be a delay between the sale of our shares of common stock and the purchase of properties or other investments, which could result in a delay in our ability to make distributions to our stockholders.  Some or all of our distributions have been and may continue to be paid from sources other than cash flow from operations, including proceeds of our public offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees and borrowings secured by our assets in anticipation of future operating cash flow.  We may have little, if any, cash flow from operations available for distribution until we make substantial investments and those investments stabilize.  In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of December 31, 2015, our outstanding secured debt is $76,417,905.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of December 31, 2015 we had continuing operations from fifteen commercial real estate properties versus nine properties owned as of December 31, 2014.  During the year ended December 31, 2015, net cash provided by operating activities was $8,324,638 versus $2,942,167 net cash provided by operating activities for the year ended December 31, 2014.  The increase in cash flow from operating activities is primarily attributable to the increase in the number of operating properties we owned.  We expect cash flows from operating activities to increase in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the year ended December 31, 2015, net cash used in investing activities was $73,529,008 versus $66,084,692 for the year ended December 31, 2014 and consisted primarily of cash used for the acquisitions of real estate properties.  In 2015, we acquired six commercial real estate properties for $70,071,000 versus our acquisition of five commercial real estate properties for $56,051,000 in 2014.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders.  Net cash provided by financing activities for the years ending December 31, 2015 and 2014, respectively, was $62,155,666 and $67,428,081and consisted of the following:

•

$49,385,460 and $13,714,251, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $2,469,024 and $836,415, respectively;

•

$16,246,261 and $56,193,375, respectively of cash provided by and (paid to) in respect of net refinancing of notes payable; and,

•

$3,476,055 and $2,479,545, respectively of net cash distributions, after giving effect to distributions reinvested by stockholders of $3,716,948 and $2,359,142, respectively.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2015, our borrowings were not in excess of 300% of the value of our net assets.

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

As of December 31, 2015, we had notes payable totaling an aggregate principal amount of $76,417,905. For more information on our outstanding indebtedness, see Note 7 (Notes Payable) to the consolidated financial statements included in this annual report.

The following is a summary of our contractual obligations as of December 31, 2015:

Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations (1)	$ 76,417,905	$ 1,200,059	$ 20,526,326	$ 2,833,937	$ 51,857,583
Interest payments on outstanding debt obligations(2)	36,794,447	2,749,069	5,318,250	5,064,321	23,662,807
Purchase obligations(3)
Total	$ 113,212,352	$ 3,949,128	$ 25,844,576	$ 7,898,258	$ 75,520,390

(1)

Amounts include principal payments only.

(2)

Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2015.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of December 31, 2015.

Off-Balance Sheet Arrangements

     As of December 31, 2015 and 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the notes to the accompanying consolidated financial statements.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15(d)-15(f).  Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

        There have been no changes during the quarter ended December 31, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Allen R. Hartman	64	Chairman of the Board, Chief Executive Officer and President
Jack I. Tompkins	70	Independent Director
Richard R. Ruskey	60	Independent Director
Louis T. Fox, III	55	Chief Financial Officer, Secretary and Treasurer
Katherine N. O’Connell	51	General Counsel

Allen R. Hartman, age 64, has served as our CEO and Chairman of our Board of Directors since February 2009 and has served as President of our advisor, Hartman Advisors, since March 2009, and as President of our property manager, HIR Management, since January 2008. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 18 privately offered programs and two publicly offered programs, including our current public offering, which invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, Inc., a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired 80 commercial real estate properties, raised over $300 million of investor equity and acquired more than $400 million in commercial real estate assets in various private and public real estate investment programs.  Currently, Mr. Hartman oversees a staff of 60 employees who manage 38 commercial properties encompassing over 5.0 million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program.  Mr. Hartman attended the University of Colorado and studied Business Administration.

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

Jack I. Tompkins, age 70, has served as one of our independent directors since our inception in February, 2009.  Mr. Tompkins has served since 1998 as Chairman and CEO of ARTA Equity Advisors, L.L.C., which was formed to engage in various entrepreneurial opportunities. Mr. Tompkins began his career with Arthur Young & Co., working as a certified public accountant there for three years before joining Arthur Andersen, L.L.P., where he was elected to the partnership in 1981 and served until 1988. While at Arthur Andersen he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. From 1988 until October 1996, Mr. Tompkins served as Chief Financial Officer, Senior Vice President and Chief Information, Administrative and Accounting Officer of a large publicly traded energy company. Corporate functions reporting to Mr. Tompkins included financial planning, risk management, tax, accounting, information systems, administration and internal audit. Mr. Tompkins served as Chairman and CEO of Automotive Realty Trust Company of America from its inception in 1997 until its sale to a publicly traded REIT in January 1999. Automotive Realty was formed to engage in the business of consolidating real estate properties owned by automobile dealerships into a REIT. From March to September of 1999, Mr. Tompkins served as interim Executive Vice President and CFO of Crescent Real Estate Equities as the Company restructured. Mr. Tompkins served as an independent director of Hartman XIX from July 2009 until March 2010 and as an independent director of Hartman Income REIT from January 2008 until July 2009. Mr. Tompkins previously served on the board of directors of Bank of America Texas and Michael Petroleum Corp. He is a member of American Institute of Certified Public Accountants. Mr. Tompkins received a Bachelor of Business Administration and Master of Business Administration from Baylor University.

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

Richard R. Ruskey, age 60, has served as one of our independent directors since April 2011.  Mr. Ruskey began his professional career in 1978 as a Certified Public Accountant with the accounting firm of Peat, Marwick, Mitchell, & Co. in St. Louis, Missouri where he obtained extensive experience in both the audit and tax departments.  In 1983 he joined the firm of Deloitte, Haskins, & Sells as a manager in the tax department.  In 1986 Mr. Ruskey transitioned into the security brokerage industry as the chief financial officer of Westport Financial Group.  Within a one year period he became a full-time broker and due diligence officer for the firm.  In 1990 he continued his career in financial services by joining the broker dealer firm of R. T. Jones Capital Equities, Inc. where he served as due diligence officer.  In June 2010 Mr. Ruskey joined the broker dealer firm of Moloney Securities Co. Inc. where he currently serves as an investment broker and as a senior due diligence analyst.  He is a Certified Public Accountant and Certified Financial Planner and is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He has been an active investor in numerous real estate and business ventures throughout his 30 year career in financial services. Mr. Ruskey received dual B.S. degrees in Accounting and Finance from Southern Illinois University – Carbondale.

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

Louis T. Fox, III, age 55, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our advisor, Hartman Advisors, and our property manager, HIR Management. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining HIR Management in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. He started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox received a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

        Katherine N. O’Connell, age 51, is our General Counsel. Mrs. O’Connell also serves as General Counsel for both our advisor, Hartman Advisors, and our property manager, HIR Management. In this capacity, Mrs. O’Connell manages our advisor’s in-house legal department and is responsible for all legal matters affecting the Hartman companies. Before joining Hartman Income REIT Management in November 2013, Mrs. O’Connell acted as project manager for a reconstruction and environmental remediation matter from July 2011 to August 2013.  Mrs. O’Connell has spent over 20 years in corporate and private practice, primarily in real estate, corporate law, bankruptcy and civil litigation including her clerkship for the Honorable Wayne R. Andersen, U.S. District Court for the Northern District of Illinois from 1993 to 1995.  Mrs. O’Connell served as Counsel To The Real Estate and Litigation groups at Gardner, Carton & Douglas LLP from 1996 to 2005.  Mrs. O’Connell served as Senior Attorney to the Corporate/Real Estate group at BP America, Inc. from 2005 to June 2011.  Mrs. O’Connell graduated from the University of Illinois with a B.A. degree in Political Science and continued her education at the American University, Washington College of Law where she received her J.D.

Meetings and Committees of the Board of Directors

       Our board of directors met four times during 2015 and all of our directors attended such meetings.  The members of our Audit Committee met four times with our independent registered public accounts.  The members of the Audit, Compensation and Nominating and Governance Committees met one time during 2015 to review, consider and report the functions, duties and obligations of the various committees called for by the respective committee charters.

Board Committees

Audit Committee

Our board of directors has established an Audit Committee.  The Audit Committee meets on a regular basis at least four times a year. Our Audit Committee is comprised of our two independent directors, Jack Tompkins and Richard Ruskey, each of whom is “independent” as defined by our charter. Our Board of Directors has adopted an Audit Committee Charter, a copy of which is posted on our website, www.hartmaninvestment.com. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent auditors; to periodically review the auditors’ independence; and to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls that management has established, and the audit and financial reporting process.  All members of the audit committee have significant financial experience.  Our board of directors has determined that Mr. Tompkins satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”

Compensation Committee

Our board of directors has established a Compensation Committee to assist the board of directors in discharging its responsibility in all matters of compensation practices, including any salary and other forms of compensation for our officers and our directors, and employees in the event we ever have employees. Our Compensation Committee is comprised of our two independent directors, Jack Tompkins and Richard Ruskey. Our Board of Directors has adopted our Compensation Committee Charter, a copy of which is posted on our website, www.hartmaninvestment.com. The primary duties of the Compensation Committee include reviewing all forms of compensation for our executive officers, if any, and our directors; approving all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares; and advising on changes in compensation of members of the Board of Directors. We currently do not pay any compensation to our executive officers and have no paid employees.

Nominating and Governance Committee

Our board of directors has established a Nominating and Governance Committee, or the “Nominating Committee.” Our Nominating Committee is comprised of our two independent directors, Jack Tompkins and Richard Ruskey. Our Board of Directors has adopted our Nominating Committee Charter, a copy of which is posted on our website, www.hartmaninvestment.com. The Nominating Committee will recommend nominees to serve on our Board of Directors. The Nominating Committee will consider nominees recommended by stockholders if submitted to the committee in accordance with the procedures specified in our bylaws. Generally, this requires that the stockholder send certain information about the nominee to our corporate secretary between 120 and 150 days prior to the first anniversary of the mailing of notice for the annual meeting held in the prior year. Because our directors take a critical role in guiding our strategic direction and oversee our management, board candidates must demonstrate broad-based business and professional skills and experiences, concern for the long-term interests of our stockholders, and personal integrity and judgment. In addition, directors must have time available to devote to board activities and to enhance their knowledge of our industry. The Nominating Committee is responsible for assessing the appropriate mix of skills and characteristics required of board members in the context of the perceived needs of the board at a given point in time and shall periodically review and recommend for approval by the board any updates to the criteria as deemed necessary. Diversity in personal background, race, gender, age and nationality for the board as a whole may be taken into account favorably in considering individual candidates. The nominating committee will evaluate the qualifications of each director candidate against these criteria in making its recommendation to the Board concerning nominations for election or reelection as a director. The process for evaluating candidates recommended by our stockholders pursuant to our bylaws will be no different than the process for evaluating other candidates considered by the Nominating Committee.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics which contains general guidelines for conducting our business and is designed to help directors, employees and consultants resolve ethical issues in an increasingly complex business environment. The Code of Business Conduct and Ethics applies to all of our officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of our board of directors. A copy of our Code of Business Conduct and Ethics is posted on our website, www.hartmaninvestment.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2015, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2015, except as follows:

•

due to an administrative oversight, a Form 4 was not timely filed in April 2015 to report the issuance of 3,000 shares of restricted common stock to each of Mr. Tompkins and Mr. Ruskey in connection with their continuing service as non-employee members of our board of directors.

Item 11.    Executive Compensation

Compensation of our Executive Officers

      Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not nor has our Board of Directors considered, a compensation policy for our executive officers and we have not included a Compensation and Discussion Analysis in this Annual Report on Form 10-K.

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

Compensation of our Directors

       The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2015.  Directors who are also our executive officers do not receive compensation for services rendered as a director.

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

Equity Plan Compensation

       We have approved and adopted an omnibus stock incentive plan.  Under our omnibus stock incentive plan, each of our current independent directors was entitled to receive 3,000 shares of restricted common stock in connection with the initial meeting of our full board of directors. Going forward, each new independent director that joins our board of directors receives 3,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives an additional 3,000 shares of restricted common stock. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected.  As of December 31, 2015, 33,000 shares of restricted common stock have been granted to our current independent directors pursuant to the omnibus stock incentive plan.

Compensation Committee Interlocks and Insider Participation

       We do not compensate our executive officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners

The following table sets forth information as of March 28, 2016, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 16,530,636 shares of our common stock outstanding as of March 28, 2016. The address of each beneficial owner listed below is c/o Hartman Short Term Income Properties XX, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	22,328	0.14
Louis T. Fox, III	-	-
Katherine N. O’Connell	-	-
Jack I. Tompkins	18,750	0.11
Richard R. Ruskey	14,250	0.08
All Officers and Directors as a group	55,328	0.33

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options warrants and similar rights held by the respective person or group which may be exercised within 60 days following December 31, 2015. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

Includes 19,000 shares owned by Hartman XX Holdings, Inc., a Texas corporation, and 3,328 shares owned by Mrs. Allen (Lisa) Hartman.  Mr. Hartman is the sole stockholder of Hartman XX Holdings, Inc. and controls the voting and disposition decisions of Hartman XX Holdings, Inc.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Ownership Interests

We initially issued 100 shares of the Company’s common stock to Hartman XX Holdings, Inc., or “Holdings,” for $1,000.  Holdings is a Texas corporation wholly owned by Allen R. Hartman.  Holdings was formed solely for the purpose of facilitating the organization and offering of the initial offering of our shares.  Effective October 15, 2009 we issued an additional 18,900 shares of common stock to Holdings for $189,000.  Holdings contributed a related party liability in the amount of $189,000 to us in exchange for the issuance of an additional 18,900 shares of our common stock.  The transaction resulted in a total of 19,000 shares of our common stock issued since our inception for total consideration of $190,000.

We issued our advisor, Hartman Advisors LLC, 1,000 shares of our non-voting convertible preferred stock, or “convertible stock,” for $10,000.  Effective October 15, 2009, we received additional consideration of $9,900 with respect to the convertible stock.  Our advisor contributed a related party liability in the amount of $9,900 to us as donated capital related to the convertible stock previously issued to our advisor.  Accordingly, the overall issue price for the 1,000 convertible preferred stock is $10,000 or $10 per share.  Upon the terms described below, these shares may be converted into shares of our common stock, resulting in dilution of common stockholders’ interest in our company.

Our convertible stock will convert into shares of our common stock if (1) we have made total distributions on then outstanding shares of our common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) we list our common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of our common stock plus the aggregate market value of our common  stock  (based on the  30-day  average  closing   price) meets  the  same  6%  performance  threshold,  or  (3)  our  advisory agreement with our advisor expires without renewal or is terminated (other than because of a material breach by our advisor), and at the time of such expiration or termination we are deemed to have met the foregoing 6% performance threshold based on our enterprise value and prior distributions and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later, or not at all.

Our Relationships with our Advisor and our Sponsor

Hartman Advisors, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in March 2009 and is owned 70% by Allen R. Hartman, our Chief Executive Officer and Chairman of the Board of Directors, and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, Inc.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our Advisory Agreement, we pay our advisor the fees described below.

•

    We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the years ended December 31, 2015 and December 31, 2014, we paid our advisor aggregate acquisition fees of $1,751,775 and 1,401,275, respectively. For the period from January 1, 2010 to December 31, 2015, we incurred acquisition fees of $4,434,675 in connection with the acquisitions.

•

    We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses), including the amount of any debt attributable to the asset (including debt encumbering the asset after its acquisition) and where the value of an asset is the value established by the most recent independent valuation report, if available. For the years ended December 31, 2015 and December 31, 2014 we paid asset management fees payable to our advisor of $1,012,256 and $548,902, respectively.

•

We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor.  For the fiscal years ended December 31, 2015 and December 31, 2014, we did not pay our advisor any debt financing fees.

•

If our property manager provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.  With respect to a property held in a joint venture, the foregoing disposition fee will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the years ended December 31, 2015 and December 31, 2014, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the Advisory Agreement, we also reimburse our advisor and its affiliates for the costs and expenses:
•

Pursuant to our Advisory Agreement, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs (other than selling commissions and the dealer manager fee) incurred on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause our total organization and offering expenses related to our primary offering (other than selling commissions and the dealer manager fee) to exceed 1.5% of gross offering proceeds from the primary offering. Our advisor and its affiliates will be responsible for the payment of organization and offering expenses (other than selling commissions and the dealer manager fee) to the extent they exceed 1.5% of gross offering proceeds from the primary offering. As of December 31, 2015, total offering costs for our follow-on offering were $10,689,266. We directly incurred $10,689,266 of offering costs for our follow-on offering and $0 in offering costs reimbursable to our advisor for our follow-on offering. As of December 31, 2015, offering costs related to our follow-on offering exceeded 1.5% of the gross offering proceeds from the sale of shares of our common stock in our primary follow-on offering. Pursuant to our charter, in no event may organization and offering costs (including selling commissions and the dealer manager fees) incurred by us in connection with a completed public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in the completed public offering. As of December 31, 2015, the organization and offering costs incurred in connection with our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in the follow-on offering.

•

Pursuant to our Advisory Agreement and our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses (as defined in our Advisory Agreement)) that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2015, our total operating expenses were $2,713,874.  Of the $2,713,874 in total operating expenses incurred during the four fiscal quarters ended December 31, 2015, none exceeded the 2%/25% Limitation. We reimbursed our advisor $0 in operating expenses during the four fiscal quarters ended December 31, 2015.

•

We reimburse our advisor for all expenses related to the selection and acquisition of assets, whether or not acquired by us, including, but not limited to, legal fees and expenses, travel and communications expenses and costs of appraisals. For the years ended December 31, 2015 and December 31, 2014, we had reimbursed our advisor for $0 and $0 of acquisition expenses, respectively.

Our advisory agreement has a one-year term expiring February 9, 2017, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with our property manager, Hartman Income REIT Management, Inc., an affiliate of our sponsor, with respect to the management of properties. Pursuant to the management agreements, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the fiscal years ended December 31, 2015 and December 31, 2014, we have paid property management fees of $979,294 and $503,667, respectively, to our property manager.

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

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The audit committee has engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2015 and 2014.  The audit committee reserves the right to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and our stockholders.

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

All services rendered to us by Weaver for the years ended December 31, 2015 and 2014 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver professional accounting services for the years ended December 31, 2015 and 2014 are set forth in the table below.

	2015	2014
Audit fees	$ 141,310	$ 119,913
Audit related fees	14,700	33,000
Tax fees	6,490	7,150
Total	$ 162,500	$ 160,063

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

(b)

Financial Statement Schedules

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization is include herein at page F-21 of this Annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 30, 2016.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman
Allen R. Hartman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Allen R. Hartman	Date: March 30, 2016
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: March 30, 2016
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jack I. Tompkins	Date: March 30, 2016
Jack I. Tompkins, Director

By:	/s/ Richard R. Ruskey	Date: March 30, 2016
Richard R. Ruskey, Director

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

By:	/s/ Allen R. Hartman	Date: March 30, 2016
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: March 30, 2016
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jack I. Tompkins	Date: March 30, 2016
Jack I. Tompkins, Director

By:	/s/ Richard R. Ruskey	Date: March 30, 2016
Richard R. Ruskey, Director

EXHIBIT INDEX

* Filed herewith

Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed February 1, 2012)
3.1.1	First Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1to the Company’s Form 10-K filed April 12, 2012)
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
10.58

Agreement of Purchase and Sale, dated as of November 14, 2014, between U.S. Bank National Association, as Trustee, as successor-in-interest to Bank of America, National Association, as successor-by-merger to LaSalle Bank National Association, as Trustee for the Registered Holders of Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2007-PWR17 and Hartman XX Limited Partnership, a Texas limited partnership, its successors or assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 14, 2014)

10.59

Real Property and Company Management Agreement by and between Hartman Highway 6 LLC and Hartman Income REIT Management, Inc., dated as of December 30, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 1, 2015)

10.60	First Amendment to Agreement of Purchase and Sale, dated as of December 5, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 1, 2015)
10.61

Purchase and Sales and Escrow Agreement, dated as of March 12, 2015, by and between 12830 Hillcrest Road Investors LP and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 16, 2015)

10.62

Purchase and Sales Agreement, dated as of March 24, 2015, by and between PKY 400 North Belt, LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 26, 2015)

10.63

Real Property Management Agreement, dated as of April 21, 2015 by and between Hartman Hillcrest, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 8, 2015)

10.64	Promissory Note, dated May 1, 2015, by Hartman Hillcrest, LLC in favor of Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 8, 2015)
10.65	Deed of Trust, dated May 1, 2015, by Hartman Hillcrest LLC in favor of Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 8, 2015)
10.66

Real Property Management Agreement, dated as of April 21, 2015 by and between Hartman North Belt, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 15, 2015)

10.67	Promissory Note, dated May 8, 2015, by Hartman 400 North Belt, LLC in favor of Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 15, 2015)
10.68	Deed of Trust, dated May 8, 2015, by Hartman 400 North Belt LLC in favor of Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 15, 2015)
10.69

Negative Pledge, dated May 8, 2015, by Hartman 400 North Belt LLC and Hartman XX Operating Partnership in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed May 15, 2015)

10.70

Purchase and Sales Agreement, dated as of May 27, 2015 by and between AF Corporate Park Place, Ltd. and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 2, 2015)

10.71

Purchase and Sales Agreement, dated as of June 9, 2015 by and between CSFB Skymark Tower 2007-C2 LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 11, 2015)

10.72

Purchase and Sales Agreement, dated as of June 12, 2015 by and between KWI Ashford Westchase Buildings, L.P. and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 19, 2015)

10.73

Real Property Management Agreement, dated as of July 7, 2015 by and between Hartman Ashford Crossing LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 4, 2015)

10.74

Negative Pledge, dated July 31, 2015, by Hartman Ashford Crossing LLC and Hartman XX Operating Partnership in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 4, 2015)

10.75

Real Property Management Agreement, dated as of July 16, 2015 by and between Hartman Corporate Park Place, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 31, 2015)

10.76

Deed of Trust, Assignment of Rents and Security Agreement, dated as of August 24, 2015 by and between Hartman 400 North Belt LLC, Hartman Corporate Park Place LLC, Hartman Hillcrest LLC and Hartman Short Term Income Properties XX, Inc. and East West Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 31, 2015)

10.77

Revolving Promissory Note, dated as of August 24, 2015 by and between Hartman 400 North Belt LLC, Hartman Corporate Park Place LLC, Hartman Hillcrest LLC and Hartman Short Term Income Properties XX, Inc. and East West Bank (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed August 31, 2015)

10.78

Assignment of Leases and Rents, dated as of August 21, 2015 by and between Hartman 400 North Belt LLC, Hartman Corporate Park Place LLC, Hartman Hillcrest LLC and Hartman Short Term Income Properties XX, Inc. and East West Bank (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed August 31, 2015)

10.79

Real Property Management Agreement, dated as of July 16, 2015 by and between Hartman Skymark Tower, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 8, 2015)

10.80

First Amendment to Purchase and Sale Agreement dated as of June 29, 2015 by and between CSFB Skymark Tower 2007-C2 LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 8, 2015)

10.81

Second Amendment to Purchase and Sale Agreement dated as of July 6, 2015 by and between CSFB Skymark Tower 2007-C2 LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed September 8, 2015)

10.82

Third Amendment to Purchase and Sale Agreement dated as of July 21, 2015 by and between CSFB Skymark Tower 2007-C2 LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed September 8, 2015)

10.83

Purchase and Sales Agreement, dated as of September 15, 2015 by and between KW Funds One-Technology, LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 15, 2015)

10.84

First Amendment to Purchase and Sales Agreement, dated as of October 8, 2015 by and between KW Funds One-Technology, LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 14, 2015)

10.85

 Real Property Management Agreement dated October 12, 2015 by and between Hartman One Technology LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 16, 2015)

10.86

Loan Modification Agreement dated November 10, 2015 by and among Hartman Parkway LLC, Hartman Short Term Income Properties XX, Inc., Hartman Gulf Plaza LLC, Hartman Highway 6 LLC, Hartman XX Limited Partnership, Hartman XX REIT GP LLC and Hartman One Technology LLC and Texas Capital Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 16, 2015)

10.87

Amended and Restated Promissory Note dated November 10, 2015 by and among Hartman Parkway LLC, Hartman Short Term Income Properties XX, Inc., Hartman Gulf Plaza LLC, Hartman Highway 6 LLC, Hartman XX Limited Partnership, Hartman XX REIT GP LLC and Hartman One Technology LLC and Texas Capital Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 16, 2015)

10.88

Assignment of Rents dated November 10, 2015 by Hartman One Technology LLC in favor of Texas Capital Bank, National Association (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 16, 2015)

10.89

Assignment and Subordination of Management Agreement dated November 10, 2015 by Hartman One Technology LLC in favor of Texas Capital Bank, National Association and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 16, 2015)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hartman Short Term Income Properties XX, Inc. (a Maryland Corporation) and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements at Item 15, Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hartman Short Term Income Properties XX, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, presents fairly in all material respects, the information set forth therein.

/s/ WEAVER AND TIDWELL, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

March 30, 2016

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

Real estate assets, at cost	$ 189,706,604	$ 115,927,596
Accumulated depreciation and amortization	(27,384,077)	(12,904,556)
Real estate assets, net	162,322,527	103,023,040

Cash and cash equivalents	1,379,890	4,428,594
Restricted cash	6,900,000	7,100,000
Accrued rent and accounts receivable, net	2,750,279	1,388,420
Deferred loan and leasing commission costs, net	3,825,602	2,802,175
Goodwill	249,686	249,686
Due from related parties	200,401	-
Prepaid expenses and other assets	1,389,980	1,444,319
Total assets	$ 179,018,365	$ 120,436,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$ 76,417,905	$ 59,617,848
Accounts payable and accrued expenses	9,367,432	4,940,892
Due to related parties	-	507,604
Tenants' security deposits	1,325,928	797,842
Total liabilities	87,111,265	65,864,186

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1	1
Common stock, $0.001 par value, 750,000,000 authorized, 13,769,384 shares and 8,047,132 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	13,769	8,047
Additional paid-in capital	128,336,583	74,996,481
Accumulated distributions and net loss	(36,443,253)	(20,432,481)
Total stockholders' equity	91,907,100	54,572,048
Total liabilities and total stockholders' equity	$ 179,018,365	$ 120,436,234

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
Revenues
Rental revenues	$ 22,353,414	$ 10,080,921
Tenant reimbursements and other revenues	3,851,119	2,085,509
Total revenues	26,204,533	12,166,430

Expenses
Property operating expenses	7,593,187	3,063,279
Asset management and acquisition fees	2,764,031	1,950,177
Organization and offering costs	963,331	463,655
Real estate taxes and insurance	4,080,086	2,015,312
Depreciation and amortization	14,479,521	6,625,755
General and administrative	1,418,840	758,971
Interest expense	3,393,096	1,704,146
Total expenses	34,692,092	16,581,295
Net loss	(8,487,559)	(4,414,865)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$ (0.79)	$ (0.63)
Weighted average number of common shares outstanding, basic and diluted	10,733,833	7,035,337

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock			Accumulated
					Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Total
Balance, December 31, 2013	1,000	$1	6,311,691	$6,312	$58,844,825	($11,082,844)	$47,768,294
Issuance of common shares (cash investment), net of redemptions	-	-	1,479,081	1,479	14,549,187	-	14,550,666
Issuance of common shares (non-cash)	-	-	256,360	256	2,438,884	-	2,439,140
Selling commissions	-	-	-	-	(836,415)	-	(836,415)
Dividends and distributions (stock)	-	-	-	-	-	(2,411,347)	(2,411,347)
Dividends and distributions (cash)	-	-	-	-	-	(2,523,425)	(2,523,425)
Net loss	-	-	-	-	-	(4,414,865)	(4,414,865)
Balance, December 31, 2014	1,000	$1	8,047,132	$8,047	$74,996,481	($20,432,481)	$54,572,048
Issuance of common shares (cash investment), net of redemptions	-	-	5,323,009	5,323	52,012,577	-	52,017,900
Issuance of common shares (non-cash)	-	-	399,243	399	3,796,549	-	3,796,948
Selling commissions	-	-	-	-	(2,469,024)	-	(2,469,024)
Dividends and distributions (stock)	-	-	-	-	-	(3,888,297)	(3,888,297)
Dividends and distributions (cash)	-	-	-	-	-	(3,634,916)	(3,634,916)
Net loss	-	-	-	-	-	(8,487,559)	(8,487,559)
Balance, December 31, 2015	1,000	$1	13,769,384	$13,769	$128,336,583	($36,443,253)	$91,907,100

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$ (8,487,559)	$ (4,414,865)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	80,000	80,000
Depreciation and amortization	14,479,521	6,625,755
Deferred loan and leasing commission costs amortization	579,680	401,094
Bad debt provision	276,205	14,972
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(1,638,064)	(884,515)
Deferred leasing commissions	(1,049,311)	(1,083,268)
Prepaid expenses and other assets	167,755	(1,014,515)
Accounts payable and accrued expenses	4,096,330	2,298,972
Due (from) to related parties	(708,005)	439,953
Tenants' security deposits	528,086	478,584
Net cash provided by operating activities	8,324,638	2,942,167
Cash flows from investing activities:
Acquisition deposits	50,000	(50,000)
Decrease (increase) in restricted cash	200,000	(7,100,000)
Additions to real estate	(73,779,008)	(58,934,692)
Net cash used in investing activities	(73,529,008)	(66,084,692)
Cash flows from financing activities:
Distributions to common stockholders	(3,476,055)	(2,479,545)
Payment of selling commissions	(2,469,024)	(836,415)
Payment of deferred loan costs	(553,796)	(1,124,473)
Borrowings under term loan notes	-	60,087,573
Repayments under term loan notes	(1,146,254)	(469,725)
Borrowings under revolving credit facility	42,831,311	22,644,050
Repayments under revolving credit facility	(24,885,000)	(24,944,050)
Proceeds from issuance of common stock, net of redemptions	51,854,484	14,550,666
Net cash provided by financing activities	62,155,666	67,428,081
Net change in cash and cash equivalents	(3,048,704)	4,285,556
Cash and cash equivalents at the beginning of period	4,428,594	143,038
Cash and cash equivalents at the end of period	$ 1,379,890	$ 4,428,594

Supplemental cash flow information:
Cash paid for interest	3,056,878	1,470,061

Supplemental disclosures of non-cash investing and financing activities:
Increase in distribution payable	171,349	52,205
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	3,716,948	2,359,142
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

On February 9, 2010, the Company commenced its initial public offering to sell a maximum of $250,000,000 in shares of the Company’s common stock to the public at a price of $10 per share and up to $23,750,000 in shares of common stock to the Company’s stockholders pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per share.  On April 25, 2013, the Company terminated its initial public offering.  Effective July 16, 2013, the Company commenced its follow-on public offering of up to $200,000,000 in shares of its common stock to the public in its primary offering at a price of $10.00 per share and up to $19,000,000 in shares of its common stock to its stockholders pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per share. The offering price for shares offered in the follow-on offering was arbitrarily determined by the Company’s board of directors.

Effective March 31, 2016, the Company is terminating the offer and sale of its common shares to the public in its follow-on offering.  The sale of shares of the Company’s common stock to its stockholders pursuant to the Company’s distribution reinvestment plan will continue until as late as July 16, 2016.

As of December 31, 2015, the Company had issued 14,038,203 shares of common stock in its initial and follow-on public offerings, including 897,459 shares of common stock pursuant to the Company’s distribution reinvestment plan, resulting in gross offering proceeds of $136,853,634.  Total shares issued and outstanding as of December 31, 2015 included 44,875 shares of common stock issued as non-employee compensation to members of the Company’s board of directors and certain executives of our Property Manager.

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares of common stock to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of the Company’s convertible preferred stock to the Company’s advisor, Hartman Advisors LLC (“Advisor”), at a price of $10.00 per share.  The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc. (the “Property Manager”). The Property Manager is a wholly owned subsidiary of Hartman Income REIT, Inc. Allen R. Hartman, the Company’s Chief Executive Officer and Chairman of the Board of Directors, beneficially owns approximately 20% of Hartman Income REIT, Inc.

On April 11, 2014 the Company formed Hartman XX Limited Partnership, a Texas limited partnership (the “Operating Partnership”).  On March 7, 2014 the Company formed Hartman XX REIT GP LLC, a Texas limited liability company, to serve as the sole general partner of the Operating Partnership.  The Company is the sole limited partner of the Operating Partnership.  The Company’s single member interests in the Company’s limited liability company subsidiaries are owned by the Operating Partnership or its wholly owned subsidiaries.

Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement (the “Advisory Agreement”) by and among the Company and Advisor. Management of the Company’s properties is through the Property Manager.  D.H. Hill Securities, LLLP was the dealer manager for the Company’s public offering.  These parties receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

As of December 31, 2015, the Company owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas.  As of December 31, 2015, the Company owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of December 31, 2014, the Company owned nine commercial properties comprising approximately 1,377,422 square feet plus three pad sites, all located in Texas.  As of December 31, 2014, the Company owned four properties located in Richardson, Arlington, and Dallas, Texas, four properties located in Houston, Texas and one property located in San Antonio, Texas.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2015 and 2014 and for the years then ended have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.

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

Reclassifications

The Company has reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. These reclassifications had no effect on the previously reported working capital or results of operations.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of December 31, 2015 and 2014 consisted of demand deposits at commercial banks.

Restricted Cash

Restricted cash represents cash for which the use of funds is restricted by certain loan documents.  As of December 31, 2015 and December 31, 2014, the Company had a restricted cash balance of $6,900,000 and $7,100,000, respectively, which represent amounts set aside as impounds to be disbursed to the Company (i) upon its achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property, and (ii) the completion of certain agreed upon capital repairs at the Cooper Street Property and the Mitchelldale Property.  Restricted cash includes $6,500,000 of loan proceeds and $400,000 in cash, which have been deposited in escrow accounts with a loan servicer.

Financial Instruments

       The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, accounts payable and accrued expenses and due (from) to related parties.  The Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its note payable approximates fair value.

Revenue Recognition

The Company’s leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease begins when the tenant takes possession of or controls the physical use of the leased space.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Accrued rents are included in accrued rent and accounts receivable, net.  In accordance with Accounting Standards Codification (“ASC”) 605-10-S99, Revenue Recognition, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursements and other revenue in the period the related costs are incurred.

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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of December 31, 2015 and 2014.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to release the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of the Company’s  real estate and related intangible assets and net income.

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

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rent and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of the Company’s claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.

Deferred Loan and Leasing Commissions Costs

       Loan costs are capitalized and amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Leasing commissions are capitalized and amortized using the straight-line method over the term of the related lease agreements.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. For the years ended December 31, 2015 and 2014, no goodwill impairment was recognized in the accompanying consolidated financial statements.

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees.  For the years ended December 31, 2015 and 2014, such costs totaled $963,331 and $463,655, respectively, which have been expensed as incurred.

Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor and its affiliates, as applicable, for organization and offering costs (other than selling commissions and the dealer manager fee) incurred on the Company’s behalf associated with each of the Company’s public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by Advisor and would not cause the Company’s total organization and offering expenses related to the Company’s primary offering (other than selling commissions and the dealer manager fees) to exceed 1.5% of gross offering proceeds from the primary offering. Advisor and its affiliates will be responsible for the payment of organization and offering expenses (other than selling commissions and the dealer manager fee) to the extent they exceed 1.5% of gross offering proceeds from the primary offering.

Pursuant to the Company’s charter, in no event may organization and offering costs (including selling commissions and the dealer manager fees) incurred by the Company in connection with a completed public offering exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the completed public offering. As of December 31, 2015, the organization and offering costs incurred in connection with the Company’s follow-on public offering did not exceed 15.0% of the gross offering proceeds from the sale of the Company’s shares of common stock in the follow-on offering.

As of December 31, 2015 and 2014, the offering and organizational expense incurred in excess of 1.5% of gross offering proceeds is $718,087 and $535,023, respectively.  No demand has been made of the Advisor for reimbursement of such amounts as of December 31, 2015 and no receivable has been recorded with respect to the excess costs as of that date.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $161,538 and $77,954 for the years ended December 31, 2015 and 2014, respectively.

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, beginning with its taxable year ended December 31, 2011. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).  As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders.  However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT.

For the years ended December 31, 2015 and 2014, the Company incurred a net loss of $8,487,559 and $4,414,865, respectively.  The Company does anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of December 31, 2015 and 2014, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2015 and 2014 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

       The Company maintains cash accounts in two U.S. financial institutions.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders

The sole tenant of the Gulf Plaza property represents 10.7% and 15.8% of the Company’s rental revenues for the year ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective on January 1, 2016, though early adoption is permitted. ASU 2015-03 is not expected to have a significant impact on the Company’s consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Real Estate

   Real estate assets consisted of the following:

	December 31,
	2015	2014
Land	$ 47,996,750	$ 26,829,000
Buildings and improvements	91,644,630	60,687,858
In-place lease value intangible	50,065,224	28,410,738
	189,706,604	115,927,596
Less accumulated depreciation and amortization	(27,384,077)	(12,904,556)
Total real estate assets	$ 162,322,527	$ 103,023,040

Depreciation expense for the years ended December 31, 2015 and 2014 was $4,346,879 and $2,283,389, respectively.

       The Company identifies and records the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms.  With respect to all properties owned by the Company, the Company considers all of the in-place leases to be market rate leases.

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	December 31,
	2015	2014
In-place lease value intangible	$ 50,065,224	$ 28,410,738
In-place leases – accumulated amortization	(18,728,241)	(8,595,599)
Acquired lease intangible assets, net	$ 31,336,983	$ 19,815,139

     The estimated aggregate future amortization amounts from acquired lease intangibles are as follows:

Year ending December 31,	In-place lease amortization
2016	$ 15,229,591
2017	11,865,795
2018	3,608,108
2019	388,925
2020	162,156
Thereafter	82,408
Total	$ 31,336,983

       Amortization expense for the year ended December 31, 2015 and 2014 was $10,132,642 and $4,342,366, respectively.

As of December 31, 2015 the Company owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas. As of December 31, 2015, the Company owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of December 31, 2014 the Company owned nine commercial properties comprising approximately 1,377,422 square feet plus three pad sites, all located in Texas. As of December 31, 2014, the Company owned four properties located in Richardson, Arlington, and Dallas, Texas, four properties located in Houston, Texas and one property located in San Antonio, Texas.

On May 1, 2015, the Operating Partnership acquired a nine building office complex comprising approximately 203,688 square feet located in Dallas, Texas, commonly known as Commerce Plaza Hillcrest (“Commerce Hillcrest”) through Hartman Hillcrest, LLC, a wholly owned indirect subsidiary of the Operating Partnership, for an aggregate purchase price of $11,400,000, exclusive of closing costs.  The Commerce Hillcrest property was approximately 74%

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

occupied at the acquisition date.  An acquisition fee of $285,000 was earned by the Advisor in connection with the purchase of the Commerce Hillcrest property.

On May 8, 2015, the Operating Partnership acquired an office building comprising approximately 230,872 square feet located in Houston, Texas, commonly known as 400 North Belt (“400 North Belt”) through Hartman 400 North Belt, LLC, a wholly owned indirect subsidiary of the Operating Partnership, for $10,150,000, exclusive of closing costs.  The 400 North Belt property was approximately 67% occupied at the acquisition date.  An acquisition fee of $253,750 was earned by the Advisor in connection with the purchase of the 400 North Belt property.

On July 31, 2015, the Operating Partnership acquired an office building comprising approximately 158,451 square feet located in Houston, Texas, commonly known as Ashford Crossing (“Ashford Crossing”) through Hartman Ashford Crossing, LLC, a wholly owned indirect subsidiary of the Operating Partnership, for $10,600,000, exclusive of closing costs.  The Ashford Crossing property was approximately 88% occupied at the acquisition date.  An acquisition fee of $265,000 was earned by the Advisor in connection with the purchase of the Ashford Crossing property.

On August 24, 2015, the Operating Partnership acquired an office building comprising approximately 113,429 square feet located in Dallas, Texas, commonly known as Corporate Park Place (“Corporate Park Place”) through Hartman Corporate Park Place, LLC, a wholly owned indirect subsidiary of the Operating Partnership, for $9,500,000, exclusive of closing costs.  The Corporate Park Place property was approximately 79% occupied at the acquisition date.  An acquisition fee of $237,500 was earned by the Advisor in connection with the purchase of the Corporate Park Place property.

On September 2, 2015, the Operating Partnership acquired an office building comprising approximately 115,700 square feet located in Arlington, Texas, commonly known as Skymark Tower (“Skymark Tower”) through Hartman Skymark Tower, LLC, a wholly owned indirect subsidiary of the Operating Partnership, for $8,846,000, exclusive of closing costs.  The Skymark Tower property was approximately 75% occupied at the acquisition date.  An acquisition fee of $221,150 was earned by the Advisor in connection with the purchase of the Skymark Tower property.

On November 10, 2015, the Operating Partnership acquired an office building comprising approximately 196,348 square feet located in San Antonio, Texas, commonly known as One Technology Center (“One Technology Center”) through Hartman One Technology, LLC, a wholly owned indirect subsidiary of the Operating Partnership, for $19,575,000 exclusive of closing costs.  The One Technology Center property was approximately 85% occupied at the acquisition date. An acquisition fee of $489,375 was earned by the Advisor in connection with the purchase of the One Technology Center property.

The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s  purchase price allocations of the Company’s  2015 property acquisitions as of the respective acquisition dates:

	Commerce Plaza Hillcrest		Ashford Crossing	Corporate Park Place	Skymark Tower	One Technology Center	Total
		400 North Belt
Assets acquired:
Real estate assets	$11,400,000	$10,150,000	$10,600,000	$9,500,000	$8,846,000	$19,575,000	$70,071,000

Liabilities assumed:
Accounts payable and accrued expenses	74,049	640,057	722,809	137,942	121,657	116,978	1,813,492
Security deposits	129,284	54,808	90,307	70,705	62,850	93,434	501,388
Total liabilities assumed	203,333	694,865	813,116	208,647	184,507	210,412	2,314,880
Fair value of net assets acquired	$11,196,667	$9,455,135	$9,786,884	$9,291,353	$8,661,493	$19,364,588	$67,756,120

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

The following table summarizes the fair values of the assets acquired and liabilities assumed based upon our purchase price allocations of our 2014 property acquisitions as of the respective acquisition dates:

				Timbercreek/
	Gulf Plaza	Mitchelldale	Energy Plaza	Copperfield	Total
Assets acquired:
Real estate assets	$13,950,000	$19,175,000	$17,610,000	$5,316,000	$56,051,000
Other assets	112,316	102,268	681,960	-	896,544
Total assets acquired	14,062,316	19,277,268	18,291,960	5,316,000	56,947,544

Liabilities assumed:
Accounts payable and accrued expenses	292,347	219,548	443,142	71,613	1,026,650
Security deposits	-	196,850	200,638	5,128	402,616
Note payable	-	-	10,362,573	-	10,362,573
Total liabilities assumed	292,347	416,398	11,006,353	76,741	11,791,839

Fair value of net assets acquired	$13,769,969	$18,860,870	$7,285,607	$5,239,259	$45,155,705

Acquisition fees paid to Advisor were $1,751,775 and $1,401,275 for the years ended December 31, 2015 and 2014, respectively.  Asset management fees paid to Advisor were $1,012,256 and $548,902 for the years ended December 31, 2015 and 2014, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s indirect wholly owned subsidiary, Hartman Richardson Heights Properties, LLC (“HRHP LLC”), and the City of Richardson, Texas are parties to an economic development incentive agreement.  Under the terms of the agreement, the City of Richardson will pay annual grants to HRHP LLC in equal installments over a five year period of up to $1.5 million and sales tax grants to be paid annually over the first 10 years of the Alamo Draft House lease.  The Company has received installments of $300,000 in each of the years ended December 31, 2015 and 2014, respectively, which are included in tenant reimbursements and other revenues on the consolidated statements of operations.  For the years ended December 31, 2015 and 2014, respectively, the Company received a sales tax grant of $63,662 and $43,379 pursuant to the economic development incentive agreement, which is included in tenant reimbursements and other revenues on the consolidated statements of operations.

Payments received by the Company in the form of annual grants and annual sales tax grants are subject to refund or adjustment during the term of the economic development incentive agreement.  In general the incentive agreement provides that the Company must continue to be in good standing with respect to the terms and conditions of the agreement and that the Alamo Draft House lessee must continue as a tenant of the Richardson Heights Property during the term of its lease agreement.  As of December 31, 2015, no uncured breach or default exists under the terms of the incentive agreement and the Company has no liability or other obligation to repay any grants received under the agreement.

The following unaudited pro forma consolidated financial information for the years ended December 31, 2015 and 2014 is presented as if the Company acquired Gulf Plaza, Mitchelldale Business Park, Energy Plaza, Timbercreek Atrium, Copperfield Building, 400 North Belt, Commerce Plaza Hillcrest, Skymark Tower, Corporate Park Place, Ashford Crossing and One Technology Center on January 1, 2014. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of Gulf Plaza, Mitchelldale Business Park, Energy Plaza, Timbercreek Atrium, Copperfield Building, 400 North Belt, Commerce Plaza Hillcrest, Skymark Tower, Corporate Park Place, Ashford Crossing and One Technology Center on January 1, 2014, nor does it purport to represent the Company’s future operations:

Years ended December 31,
	2015 (unaudited)	2014 (unaudited)
Revenue	$ 34,924,583	$ 30,807,539
Net loss	$ 8,907,832	$ 12,777,855

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	Years ended December 31,
	2015	2014
Tenant receivables	$ 1,178,121	$ 361,373
Accrued rent	2,065,301	1,243,985
Allowance for doubtful accounts	(493,143)	(216,938)
Accrued Rents and Accounts Receivable, net	$ 2,750,279	$ 1,388,420

As of December 31, 2015 and 2014, the Company had an allowance for uncollectible accounts of $493,143 and $216,938, respectively.  For the years ended December 31, 2015 and 2014, the Company recorded bad debt expense of $276,205 and $14,972, respectively, related to tenant receivables that the Company have specifically identified as potentially uncollectible based on the Company’s assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Deferred Loan and Leasing Commission Costs, net

Costs which have been deferred consist of the following:

	Years ended December 31,
	2015	2014
Deferred loan costs	$ 1,726,420	$ 1,172,624
Less: deferred loan cost accumulated amortization	(303,708)	(106,256)
Total cost, net of accumulated amortization	$ 1,422,712	$ 1,066,368

	Years ended December 31,
	2015	2014
Deferred Leasing Commissions	$ 3,006,203	$ 1,956,892
Less: deferred leasing commissions accumulated amortization	(603,313)	(221,085)
Total cost, net of accumulated amortization	$ 2,402,890	$ 1,735,807

Note 6 — Future Minimum Rents

The Company lease the majority of its properties under noncancelable operating leases which provide for minimum base rentals.  A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2015 is as follows:

Year ending December 31,	Minimum Future Rents
2016	$ 27,718,333
2017	21,897,247
2018	15,051,613
2019	9,334,975
2020	6,222,438
Thereafter	16,710,434
Total	$ 96,935,040

Note 7 — Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “TCB Credit Facility”) with Texas Capital Bank.  The borrowing base of the TCB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The TCB Credit Facility was secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Parkway Property.  On June 13, 2014, the Company entered into a modification agreement pursuant to which the Richardson Heights Property, the Cooper Street Property, and the Bent Tree Green Property were released as collateral for the TCB Credit Facility.  On July 2, 2014, the Company entered into a further modification agreement of the TCB Credit Facility to add the Gulf Plaza Property as collateral and the borrowing base of the TCB Credit Facility, as further modified, was increased to $7.0 million.  On January 23, 2015, the TCB Credit Facility was modified to add the Timbercreek and Copperfield properties as collateral and the borrowing base of the TCB Credit Facility was increased to $9.9 million.  On November 10, 2015, the TCB Credit Facility was modified to include a property commonly known as One Technology Center to the borrowing base.  As further modified, the borrowing base has increased to $20.925 million.  The TCB Credit Facility note, as currently modified, bears interest at the greater of 4.25% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 4.50% per annum as of December 31, 2015.  All borrowings under the TCB Credit Facility mature on May 9, 2017.

The outstanding balance under the TCB Credit Facility was $4,007,438 and $0 as of December 31, 2015 and December 31, 2014, respectively.  As of December 31, 2015 the amount available to be borrowed is $16,917,562.  As of December 31, 2015, the Company was in compliance with all loan covenants.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a party to a $15.525 million revolving credit agreement (the “EWB Credit Facility”) with East West Bank.  The borrowing base of the EWB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The EWB Credit Facility is secured by the Commerce Plaza Hillcrest, Corporate Park Place and 400 North Belt properties.  The EWB Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.00% per annum as of December 31, 2015.  The loan matures on August 24, 2017.

On October 8, 2015 the Company entered into a second revolving credit agreement with East West Bank (the “EWB II Credit Facility”).  The borrowing base of the EWB II Credit Facility is $9.9 million and may be adjusted from time to time subject to the lender’s underwriting with respect to the real property collateral.    The EWB Credit Facility is secured by the Ashford Crossing and Skymark Tower properties.  The EWB II Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.00% per annum as of December 31, 2015.  The loan matures on August 24, 2017.

The outstanding balance under the EWB Credit Facility and EWB II Credit Facility was $13,938,873 as of December 31, 2015.  As of December 31, 2015 the amount available to be borrowed is $11,486,127.  As of December 31, 2015, the Company was in compliance with all loan covenants.

On June 13, 2014, the Company, through the Operating Partnership, entered into four term loan agreements with an insurance company, each loan being secured by a collateral property.  Each of the loans secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property require monthly payments of principal and interest due and payable on the first day of each month.  Monthly payments are based on a 27 year loan amortization.  Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements.  As of December 31, 2015, we were in compliance with all loan covenants.  Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents.  The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans.

On December 30, 2014, Energy LLC and the Company entered into a loan assumption agreement by and among U.S. Bank National Association, as Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2011-C-3, as lender; BRI 1841 Energy Plaza, LLC, as borrower; Ariel Bentata, as guarantor; Hartman Energy LLC, as buyer; and the Company, as the new guarantor.  The loan in the original amount of $10,900,000 and dated May 20, 2011, is evidenced by a promissory note, a deed of trust, assignment of leases and rents and security agreement.  The loan agreement provides for a fixed rate of 5.30% per annum.  The outstanding balance of the loan assumed was $10,362,573.  The loan maturity date is June 10, 2021.  Monthly payments of principal and interest are due and payable on the tenth day of each month beginning January 11, 2015 until June 10, 2021 based on a 30 year loan amortization.  The loan agreement is subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreement.  As of December 31, 2015, we were in compliance with all loan covenants.  The loan agreement is secured by a deed of trust; assignment of licenses, permits and contracts; assignment and subordination of the management agreements; and assignment of rents.

The following is a summary of the mortgage notes payable as of December 31, 2015:

Collateral Property Name	Payment Type	Maturity Date	Interest Rate	Principal Balance
Richardson Heights Property (1)(2)	Principal and interest	July 1, 2041	4.61%	$ 19,614,118
Cooper Street Property (1)(3)	Principal and interest	July 1, 2041	4.61%	8,156,367
Bent Tree Green Property (1)(2)	Principal and interest	July 1, 2041	4.61%	8,156,367
Mitchelldale Property (1)(3)	Principal and interest	July 1, 2041	4.61%	12,355,924
Energy Plaza I & II	Principal and interest	June 10, 2021	5.30%	10,188,818
				$ 58,471,594

(1)

Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)

In connection with the loans secured by the Richardson Heights Property and the Bent Tree Green Property, the Company entered into a reserve agreement with the lender which requires that loan proceeds of $5,525,000 and $975,000, respectively, be deposited with the loan servicer.  The escrowed loan proceeds will be released to us upon satisfactory showing of increased annualized rental income from new lease agreements as set forth in the reserve agreement. Under the terms of the reserve agreement, the Company may draw upon the escrow reserve funds until December 31, 2016.  Thereafter, the lender shall have the right to draw any remaining escrow reserve funds and apply such funds to one or more of the loans as the lender may determine in its sole discretion.

(3)

In connection with the loans secured by the Cooper Street Property and the Mitchelldale Property, the Company entered into a post-closing agreement with the lender requiring the short term escrow of $600,000 for certain capital repairs to be completed during 2014 together with the delivery of certain other documents as set forth in the post-closing agreement.   The Company received $200,000 of the escrow proceeds in 2015 as partial recovery for the work completed at the Mitchelldale property.  The lender has extended the time for completing certain capital repairs and matters related to the post-closing agreement until March 31, 2016.  Loan proceeds and other reserve funds held pursuant to the reserve agreement and the post-closing agreement are recorded as restricted cash on the accompanying consolidated balance sheets.

Annual maturities of notes payable as of December 31, 2015 are as follows:

Year ending December 31,	Amount Due
2016	$ 1,200,059
2017	19,205,887
2018	1,320,431
2019	1,384,236
2020	1,449,701
Thereafter	51,857,591
Total	$ 76,417,905

Interest expense incurred for the year ending December 31, 2015 and 2014 was $3,393,096 and $1,704,146, respectively.  Interest expense of $211,746 and $52,962 was payable as of December 31, 2015 and 2014, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

	Years ended December 31,
	2015	2014
Numerator:
Net loss attributable to common stockholders	($8,487,559)	($4,414,865)

Denominator:
Basic and diluted weighted average shares outstanding	10,733,833	7,035,337
Basic and diluted loss per common share:
Net loss attributable to common stockholders	($0.79)	($0.63)

Note 9 — Income Taxes

       Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  The Company’s federal income tax returns for the years ended December 31, 2012, 2013 and 2014 have not been examined by the Internal Revenue Service.  The Company’s federal income tax return for the year ended December 31, 2012 may be examined on or before September 15, 2016.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and amortization and rental revenue.

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31:

	2015	2014
Ordinary income (unaudited)	40.4%	27.7%
Return of capital (unaudited)	59.6%	72.3%
Capital gains distribution (unaudited)	-	- %
Total	100.0%	100.0%

A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $183,244 and $81,133 was recorded in the consolidated financial statements for the years ended December 31, 2015 and 2014, respectively, with a corresponding charge to real estate taxes and insurance.

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

The Company pays acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company.  The Company pays property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties.  For the years ended December 31, 2015 and 2014 the Company incurred property management fees and reimbursements of $2,000,393 and $826,789, respectively, and $1,049,311 and $1,048,023, respectively for leasing commissions owed to our Property Manager.  We incurred asset management fees of $1,012,256 and $548,902, respectively owed to Advisor.  Acquisition fees incurred to the Advisor were $1,751,775 and $1,401,275 for the years ended December 31, 2015 and 2014, respectively.

       The Company had a balance due from the Property Manager of $728,993 and $888,291 as of December 31, 2015 and December 31, 2014, respectively.

The Company owed the Advisor $624,971 and $1,427,261 for asset management fees as of December 31, 2015 and December 31, 2014, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if the Company do not own all or a majority of an asset.

The Company had a balance due to (from) Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”) of $3,621 and ($31,366) as of December 31, 2015 and December 31, 2014, respectively, pursuant to the property and company management agreements amount Hartman Income REIT Management and Hartman XIX and its subsidiaries.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had a balance due from Hartman XX Holdings, Inc. of $100,000 and $0 as of December 31, 2015 and 2014.

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

       Under our articles of incorporation, the Company has authority to issue 750,000,000 common shares of beneficial interest, $0.001 par value per share, and 200,000,000 preferred shares of beneficial interest, $0.001 par value per share.

       As of December 31, 2015, the Company had accepted subscriptions for, and issued 14,038,203 shares of the Company’s common stock in the Company’s initial public offering and the Company’s follow-on offering, including 897,459 shares of the Company’s common stock issued pursuant to the Company’s distribution reinvestment plan, resulting in aggregate offering proceeds of $136,853,634.

Preferred Stock

       Under the Company’s articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of December 31, 2015 and 2014 the Company has issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

Common Stock Issuable Upon Conversion of Convertible Preferred Stock

       The convertible preferred stock will convert to shares of common stock if (1) the Company has made total distributions on then outstanding shares of the Company’s common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) the Company lists its common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of the Company’s  common stock plus the aggregate market value of the Company’s  common  stock  (based on the  30-day  average  closing   price) meets  the  same  6%  performance  threshold,  or  (3)  the Company’s advisory agreement with Hartman Advisors, LLC expires without renewal or is terminated (other than because of a material breach by the Advisor), and at the time of such expiration or termination the Company is deemed to have met the foregoing 6% performance threshold based on the Company’s enterprise value and prior distributions and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later, or not at all.

Stock-Based Compensation

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the years ended December 31, 2015 and 2014, respectively, the Company granted 6,000 and 6,000 shares of restricted common stock to independent directors as compensation for services.  The Company recognized $60,000 and $60,000 as share-based compensation expense for the years ended December 31, 2015 and 2014, respectively, based upon the estimated fair value per share.  Share based compensation also includes incentive plan awards discussed at Note 12.  These amounts are included in general and administrative expenses for the years ending December 31, 2015 and 2014, respectively in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid in cash and through the distribution reinvestment plan, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2015
4th Quarter	$ 0.175	$ 2,150,190
3rd Quarter	0.175	1,946,868
2nd Quarter	0.175	1,679,084
1st Quarter	0.175	1,416,861
Total	$ 0.700	$ 7,193,003

2014
4th Quarter	$ 0.175	$ 1,306,367
3rd Quarter	0.175	1,237,568
2nd Quarter	0.175	1,191,153
1st Quarter	0.175	1,103,599
Total	$ 0.700	$ 4,838,687

Note 12 – Incentive Awards Plan

The Company has adopted an incentive plan (the “Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. The Company has initially reserved 5,000,000 shares of the Company’s  common stock for the issuance of awards under the Company’s  stock incentive plan, but in no event more than ten (10%) percent of the Company’s  issued and outstanding shares. The number of shares reserved under the Company’s stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or canceled from awards under the Company’s stock incentive plan also will be available for future awards.  The Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock that were effective January 1, 2015 and 2014 to each of two executives of Hartman Income REIT Management, the Property Manager for the Company. The Company recognized stock-based compensation expense of $20,000 and $20,000 with respect to these awards based on the offering price of $10 per share during the years ended December 31, 2015 and 2014, respectively.

Note 13– Commitments and Contingencies

Economic Dependency

       The Company is dependent on the Property Manager and the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities.  In the event

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that these companies are unable to provide the respective services, the Company will be required to obtain such services from other providers.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

The Company is subject to various claims and legal actions that arise in the ordinary course of business.  Management of the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position of the Company.

Note 14 – Subsequent Events

For the period from January 1, 2016 to March 28, 2016, the Company issued 2,780,489 shares of its common stock from its public offering, resulting in gross proceeds of $27,085,236.  As of March 28, 2016 there were 16,530,636 shares of common stock issued and outstanding.  The Company will terminate its public offering effective March 31, 2016.  The Company’s board of directors continues to evaluate potential liquidity events to maximize the total potential return to stockholders, including, but not limited to, merging the Company with its affiliates Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc., followed by a public listing of the Company’s common stock.

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

On February 2, 2016, Company entered into a purchase and sale agreement with EQYInvest Mission Bend, LLC, for the acquisition of Mission Bend Shopping Center, a suburban shopping center comprising approximately 140,576 square feet located in Houston, Texas.  The aggregate purchase price for Mission Bend Shopping Center is $15,100,000, exclusive of closing costs.  The Company intends to assign the purchase and sale agreement to Hartman Retail II DST, an affiliate of our property manager and sponsor, prior to closing of the acquisition.

On March 22, 2016, the Company formed Hartman TRS, Inc. (“TRS”), a wholly owned Texas corporation.  TRS will elect to be treated as a taxable REIT (real estate investment trust) subsidiary with its first taxable year ending December 31, 2016.  The Company intends to capitalize TRS with approximately $7,000,000 cash.  As a taxable REIT subsidiary, TRS may engage in business activities which may not be undertaken by a real estate investment, including the Company.

Effective March 15, 2016, the Company acquired 1,558,014 common shares of Hartman Income REIT, Inc. (“HIREIT”) for $8,958,579 or $5.75 per common share.  The shares were acquired in connection with a tender offer by Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”) to acquire up to 347,826 common shares of HI for $2,000,000 or $5.75 per common share.  The initial tender offer by Hartman XIX was approximately four times oversubscribed.  At a meeting of the Company’s board of directors on January 26, 2016, the board approved the purchase by the Company of up to $13.0 million of HIREIT stock from Hartman XIX in connection with the tender offering.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2015

			Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements
Richardson Heights	11/1/2011	1958	$ 4,787,500	$ 10,890,017	$ 3,472,483	$ 19,150,000	$ 6,631,398
Cooper Street	5/11/2012	1992	2,653,125	5,767,654	2,191,721	10,612,500	388,680
Bent Tree Green	10/16/2012	1983	3,003,125	6,269,074	2,740,301	12,012,500	1,245,729
Parkway I&II	3/15/2013	1980	2,372,500	4,765,522	2,351,978	9,490,000	1,368,455
Gulf Plaza	3/11/2014	1983	3,487,500	6,005,560	4,456,940	13,950,000	36,197
Mitchelldale	6/13/2014	1977	4,793,750	9,816,079	4,565,171	19,175,000	1,269,363
Energy Plaza I&II	12/30/2014	1980/1982	4,402,500	6,840,830	6,366,670	17,610,000	207,141
Timbercreek	12/30/2014	1984	724,200	961,141	1,211,459	2,896,800	187,438
Copperfield	12/30/2014	1986	604,800	760,385	1,054,015	2,419,200	111,242
Commerce Plaza Hillcrest	5/1/2015	1973	6,500,000	1,031,247	3,868,753	11,400,000	131,945
400 North Belt	5/8/2015	1982	2,537,500	3,800,074	3,812,426	10,150,000	463,294
Ashford Crossing	7/31/2015	1983	2,650,000	4,240,254	3,709,746	10,600,000	176,426
Corporate Park Place	8/24/2015	1980	2,375,000	5,303,536	1,821,464	9,500,000	88,639
Skymark Tower	9/2/2015	1985	2,211,500	4,525,733	2,108,767	8,846,000	13,657
One Technology Center	11/10/2015	1984	4,893,750	8,347,920	6,333,330	19,575,000	-
			$47,996,750	79,325,026	$50,065,224	177,387,000	$12,319,604

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

	Gross Carrying Amount at December 31, 2015
Property	Land	Building and Improvements	In-place lease value intangible	Total	Accumulated Depreciation & Amortization	Net Book Carrying Value	Encumbrances (1)
Richardson Heights	$ 4,787,500	$ 17,521,415	$ 3,472,483	$ 25,781,398	$ 6,090,301	$ 19,691,097	$ 19,614,118
Cooper Street	2,653,125	6,156,334	2,191,721	11,001,180	2,805,307	8,195,873	8,156,367
Bent Tree Green	3,003,125	7,514,803	2,740,301	13,258,229	3,131,439	10,126,790	8,156,367
Parkway I&II	2,372,500	6,133,977	2,351,978	10,858,455	2,218,320	8,640,135	(2)
Gulf Plaza	3,487,500	6,041,757	4,456,940	13,986,197	2,555,386	11,430,811	(2)
Mitchelldale	4,793,750	11,085,442	4,565,171	20,444,363	3,106,864	17,337,499	12,355,924
Energy Plaza I&II	4,402,500	7,047,971	6,366,670	17,817,141	2,289,112	15,528,029	10,188,818
Timbercreek	724,200	1,148,579	1,211,459	3,084,238	319,944	2,764,294	(2)
Copperfield	604,800	871,627	1,054,015	2,530,442	211,247	2,319,195	(2)
Commerce Plaza Hillcrest	6,500,000	1,163,192	3,868,753	11,531,945	1,554,290	9,977,655	(3)
400 North Belt	2,537,500	4,263,368	3,812,426	10,613,294	1,162,183	9,451,111	(3)
Ashford Crossing	2,650,000	4,416,680	3,709,746	10,776,426	667,312	10,109,114	(3)
Corporate Park Place	2,375,000	5,392,175	1,821,464	9,588,639	509,042	9,079,597	(3)
Skymark Tower	2,211,500	4,539,390	2,108,767	8,859,657	347,928	8,511,729	(3)
One Technology Center	4,893,750	8,347,920	6,333,330	19,575,000	415,402	19,159,598	(2)
	$47,996,750	$91,644,630	$50,065,224	$189,706,604	$27,384,077	$162,322,527

(1)

Specific encumbrances represent mortgage loans secured by the property indicated.

(2)

Property pledged as mortgage collateral for revolving credit facility with Texas Capital Bank.  As of December 31, 2015 the borrowing base value of the collateral properties is $20,925,000.

(3)

Property pledged as mortgage collateral for revolving credit facilities with East West Bank.  As of December 31, 2015 the borrowing base value of the collateral properties is $25,425,000.

(4)

The aggregate cost of real estate for federal income tax purposes was $189,709,604 as of December 31, 2015

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

Summary of activity for real estate assets for the years ended December 31, 2015 and 2014

	Years ended December 31,
	2015	2014
Balance at beginning of period	$ 115,927,596	$ 56,992,904
Additions during the period:
Acquisitions	70,071,000	56,051,000
Improvements	3,708,008	2,883,692
	73,779,008	58,934,692
Reductions – cost of real estate assets sold	-	-
Balance at end of period	$ 189,706,604	$ 115,927,596