Form 10-Q
period 2016-05-16
Hartman Short Term Income Properties XX, Inc.
filed 2016-05-16
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

xQuarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

 ¨ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 9, 2016 there were 18,132,881 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

Table of Contents – TO BE COMPLETED

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)

Real estate assets, at cost	$ 190,642,595	$ 189,706,604
Accumulated depreciation and amortization	(32,686,341)	(27,384,077)
Real estate assets, net	157,956,254	162,322,527

Cash and cash equivalents	2,962,444	1,379,890
Restricted cash	6,900,000	6,900,000
Accrued rent and accounts receivable, net	3,500,606	2,750,279
Deferred leasing commission costs, net	2,636,430	2,402,890
Goodwill	249,686	249,686
Due from related parties	5,931,684	200,401
Prepaid expenses and other assets	4,507,846	1,389,980
Investment in affiliate	8,958,579	-
Total assets	$ 193,603,529	$ 177,595,653

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable (Note 6)	$ 70,851,771	$ 74,995,193
Accounts payable and accrued expenses	6,698,624	9,367,432
Tenants' security deposits	1,340,343	1,325,928
Total liabilities	78,890,738	85,688,553

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1	1
Common stock, $0.001 par value, 750,000,000 authorized, 16,726,535 shares and 13,769,384 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	16,727	13,769
Additional paid-in capital	155,742,549	128,336,583
Accumulated distributions and net loss	(41,046,486)	(36,443,253)
Total stockholders' equity	114,712,791	91,907,100
Total liabilities and total stockholders' equity	$ 193,603,529	$ 177,595,653

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Rental revenues	$ 7,934,774	$ 4,149,994
Tenant reimbursements and other revenues	1,314,917	728,334
Total revenues	9,249,691	4,878,328

Expenses
Property operating expenses	3,225,688	1,210,019
Asset management and acquisition fees	332,600	201,218
Organization and offering costs	(250,246)	137,821
Real estate taxes and insurance	1,187,011	722,324
Depreciation and amortization	5,302,264	2,450,879
General and administrative	574,821	319,547
Interest expense	846,374	757,631
Total expenses	11,218,512	5,799,439
Net loss	(1,968,821)	(921,111)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$ (0.13)	$ (0.11)
Weighted average number of common shares outstanding, basic and diluted	15,088,950	8,560,342

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock			Accumulated
					Additional Paid-In	Distributions
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Total
Balance, December 31, 2015	1,000	$1	13,769,384	$13,769	$128,336,583	($36,443,253)	$91,907,100
Issuance of common shares (cash investment), net of redemptions	-	-	2,827,903	2,829	27,529,959	-	27,532,788
Issuance of common shares (non-cash)	-	-	129,248	129	1,228,828	-	1,228,957
Selling commissions	-	-	-	-	(1,352,821)	-	(1,352,821)
Dividends and distributions (stock)	-	-	-	-	-	(1,232,905)	(1,232,905)
Dividends and distributions (cash)	-	-	-	-	-	(1,401,507)	(1,401,507)
Net loss	-	-	-	-	-	(1,968,821)	(1,968,821)
Balance, March 31, 2016	1,000	$1	16,726,535	$16,727	$155,742,549	($41,046,486)	$114,712,791

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (1,968,821)	$ (921,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	35,000	15,000
Depreciation and amortization	5,302,264	2,450,879
Deferred loan and leasing commission costs amortization	224,191	116,537
Bad debt provision (recovery)	217,659	(50,279)
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(967,986)	(364,365)
Deferred leasing commissions	(367,315)	(82,269)
Prepaid expenses and other assets	(506,403)	522,750
Accounts payable and accrued expenses	(3,177,480)	(2,001,021)
Due (from) to related parties	(5,731,283)	(293,844)
Tenants' security deposits	14,415	(13,507)
Net cash used in operating activities	(6,925,759)	(621,230)
Cash flows from investing activities:
Acquisition deposits	(1,500,000)	(700,000)
Investment in affiliates	(8,958,579)	-
Additions to real estate	(935,991)	(604,774)
Net cash used in investing activities	(11,394,570)	(1,304,774)
Cash flows from financing activities:
Distributions to common stockholders	(1,268,979)	(703,281)
Payment of selling commissions	(1,352,821)	(474,075)
Payment of deferred loan costs	-	(25,016)
Repayment of insurance premium finance note	(83,907)	(72,933)
Proceeds from insurance premium finance note	421,356	268,124
Repayments under term loan notes	(295,464)	(283,396)
Borrowings under revolving credit facility	11,500,000	-
Repayments under revolving credit facility	(15,438,374)	-
Proceeds from issuance of common stock, net of redemptions	26,421,072	10,313,336
Net cash provided by financing activities	19,902,883	9,022,759
Net change in cash and cash equivalents	1,582,554	7,096,755
Cash and cash equivalents at the beginning of period	1,379,890	4,428,594
Cash and cash equivalents at the end of period	$ 2,962,444	$ 11,525,349

Supplemental cash flow information:
Cash paid for interest	876,120	703,886

Supplemental disclosures of non-cash investing and financing activities:
Increase in distribution payable	23,695	43,089
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	1,209,210	713,580

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

       As used herein, the term “the Company” refers to Hartman Short Term Income Properties XX, Inc. and its consolidated subsidiaries, except where the context requires otherwise.

Note 1 — Organization and Business

Hartman Short Term Income Properties XX, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011.

Effective March 31, 2016, the Company terminated the offer and sale of its common stock to the public in its follow-on offering.  The sale of shares of the Company’s common stock to its stockholders pursuant to the Company’s distribution reinvestment plan will continue until as late as July 16, 2016.

As of March 31, 2016, the Company had issued 17,017,364 shares of its common stock in its initial and follow-on offerings, including 1,020,867 shares of common stock pursuant to its distribution reinvestment plan, resulting in aggregate gross offering proceeds of $165,856,646.  Total shares issued and outstanding as of March 31, 2016 include 34,875 shares of common stock issued as non-employee compensation to members of the Company’s board of directors and certain executives of the Property Manager (defined below).

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred stock to its advisor, Hartman Advisors LLC (“Advisor”), at a price of $10.00 per share.   The Advisor is owned 70% by Allen R. Hartman, the Company’s Chief Executive Officer and Chairman of the Board of Directors and 30% by Hartman Income REIT Management, Inc. (the “Property Manager”). The Property Manager is a wholly owned subsidiary of Hartman Income REIT, Inc. of which approximately 20% is beneficially owned by Allen R. Hartman.

On April 11, 2014, the Company formed Hartman XX Limited Partnership, a Texas limited partnership (the “Operating Partnership”).  On March 7, 2014, the Company formed Hartman XX REIT GP LLC, a Texas limited liability company, to serve as the sole general partner of the Operating Partnership.  The Company is the sole limited partner of the Operating Partnership.  The Company’s single member interests in its limited liability company subsidiaries are owned by the Operating Partnership or its wholly owned subsidiaries.

Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement (the “Advisory Agreement”) by and among the Company and Advisor. Management of the Company’s properties is through the Property Manager.  D.H. Hill Securities, LLLP was the dealer manager for the Company’s public offerings.  These parties receive compensation and fees for services related to the investment, management and disposition of the Company’s assets.

       As of March 31, 2016, the Company owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas.  As of March 31, 2016, the Company owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas. As of March 31, 2015, the Company owned nine commercial properties comprising approximately 1,377,422 square feet plus three pad sites, all located in Texas.  As of March 31, 2015, the Company owned four properties located in Richardson, Arlington, and Dallas, Texas, four properties located in Houston, Texas and one property located in San Antonio, Texas.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2015 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of March 31, 2016 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2016, and the results of consolidated operations for the three months ended March 31, 2016 and 2015, the consolidated statements of stockholders’ equity for the three months ended March 31, 2016 and the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015.  The results of the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation.  These reclassifications had no effect on the previously reported working capital or results of operations.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of March 31, 2016 and December 31, 2015 consisted of demand deposits at commercial banks.

Restricted Cash

Restricted cash represents cash for which the use of funds is restricted by certain loan documents.  As of March 31, 2016 and December 31, 2015, the Company had a restricted cash balance of $6,900,000, respectively, which represents amounts set aside as impounds to be disbursed to the Company (i) upon its achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property, and (ii) the completion of certain agreed upon capital repairs at the Cooper Street Property and the Mitchelldale

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property.  Restricted cash includes $6,500,000 of loan proceeds and $400,000 in cash, which have been deposited in an escrow account with a loan servicer.

Financial Instruments

       The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, accounts payable and accrued expenses, notes payable and due from (to) related parties.  The Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable approximates fair value.

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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2016.

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

Deferred Leasing Commission Costs

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

Organization and Offering Costs

The Company has incurred certain organization and offering expenses in connection with the organization of the Company and the offering of the Company’s shares of common stock in the Company’s public offering. These costs principally relate to professional and filing fees. For the three months ended March 31, 2016 and 2015, such costs totaled $535,438 and $137,821, respectively.

Organization and offering expenses of the Company are paid directly by the Company or may be incurred by Advisor on behalf of the Company. Organization and offering expenses will be reimbursed by the Advisor to the Company following the completion of a public offering of the Company to the extent that organization and offering expenses incurred by the Company exceed 1.5% of gross offering proceeds from the completed public offering.  As of March 31, 2016 and December 31, 2015, respectively, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering proceeds was cumulatively $785,684 and $667,705 for the Company’s initial and follow-on offerings, respectively.  The offering terminated on March 31, 2016 and accordingly the Company has recorded a receivable from the Advisor and recorded a contra expense of $785,684 resulting in a net credit for organization and offering expenses of $250,246 during the three months ended March 31, 2016.

Selling commissions in connection with the Company’s public offering are recorded and charged to additional paid-in capital.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $49,627 and $28,630 for the three months ended March 31, 2016 and 2015, respectively.

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

For the three months ended March 31, 2016 and 2015, the Company incurred a net loss of $1,968,821 and $921,111, respectively.  The Company does anticipate forming a taxable REIT subsidiary or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of March 31, 2016 and 2015,

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2016 and 2015 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

The Company maintains cash accounts in two U.S. financial institutions.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders

Major tenants are defined as those tenants which individually comprise more that 10% of the Company’s total rental revenues.  The sole tenant of the Company’s Gulf Plaza property represents 7.5% and 14.4% of total rental revenues for three months ended March 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. We have adopted this guidance for all periods presented.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this guidance and its impact on our consolidated financial statements.

Note 3 — Real Estate

   The Company’s real estate assets consisted of the following:

	March 31, 2016	December 31, 2015
Land	$ 47,996,750	$ 47,996,750
Buildings and improvements	92,580,621	91,644,630
In-place lease value intangible	50,065,224	50,065,224
	190,642,595	189,706,604
Less accumulated depreciation and amortization	(32,686,341)	(27,384,077)
Total real estate assets	$ 157,956,254	$ 162,322,527

       Depreciation expense for the three months ended March 31, 2016 and 2015 was $1,458,950 and $792,154, respectively. Amortization expense of in-place lease value intangible was $3,843,314 and $1,658,725 for the three months ended March 31, 2016 and 2015, respectively.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

       Acquisition fees paid to Advisor were $0 and $0 for the three months ended March 31, 2016 and 2015, respectively. Asset management fees paid to Advisor were $332,600 and $201,218 for the three months ended March 31, 2016 and 2015, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas. As of March 31, 2016, the Company owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of March 31, 2015, the Company owned nine commercial properties comprising approximately 1,377,422 square feet plus three pad sites, all located in Texas. As of March 31, 2015, the Company owned four properties located in Richardson, Arlington, and Dallas, Texas, four properties located in Houston, Texas and one property located in San Antonio, Texas.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	March 31, 2016	December 31, 2015
In-place lease value intangible	$ 50,065,224	$ 50,065,224
In-place leases – accumulated amortization	(22,571,555)	(18,728,241)
Acquired lease intangible assets, net	$ 27,493,669	$ 31,336,983

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	March 31, 2016	December 31, 2015
Tenant receivables	$ 1,785,993	$ 1,178,121
Accrued rent	2,383,504	2,065,301
Allowance for uncollectible accounts	(668,891)	(493,143)
Accrued rents and accounts receivable, net	$ 3,500,606	$ 2,750,279

As of March 31, 2016 and December 31, 2015, the Company had an allowance for uncollectible accounts of $668,891 and $493,143, respectively.  For the three months ended March 31, 2016 and 2015, the Company recorded bad debt (recovery) expense in the amount of $217,659 and ($50,279), respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  For the three months ended March 31, 2016 and 2015, the Company recorded write-offs of $41,911 and $0, respectively.  Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following:

	March 31, 2016	December 31, 2015
Deferred leasing commissions	$ 3,373,518	$ 3,006,203
Less: accumulated amortization	(737,088)	(603,313)
Deferred leasing commission cost, net	$ 2,636,430	$ 2,402,890

Note 6 — Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “TCB Credit Facility”) with Texas Capital Bank.  The borrowing base of the TCB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The TCB Credit Facility was originally secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Parkway Property.  On June 13, 2014, the Company entered into a modification agreement pursuant to which the Richardson Heights Property, the Cooper Street Property, and the Bent Tree Green Property were released as collateral for the TCB Credit Facility.  On July 2, 2014, the Company entered into a further modification agreement of the TCB Credit Facility to add the Gulf Plaza Property as collateral and the borrowing base of the TCB Credit Facility, as further modified, was increased to $7.0 million.  On January 23, 2015, the TCB Credit Facility was modified to add the Timbercreek and Copperfield properties as collateral and the borrowing base of the TCB Credit Facility was increased to $9.9 million.  On November 10, 2015, the TCB Credit Facility was modified to include a property commonly known as One Technology Center to the borrowing base.  As further modified, the borrowing base has increased to $20.925 million.  The TCB Credit Facility note, as currently modified, bears interest at the greater of 4.25% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 4.50% per annum as of March 31, 2016 and December 31, 2015. All borrowings under the TCB Credit Facility mature on May 9, 2017.

The outstanding balance under the TCB Credit Facility was $3,107,438 as of March 31, 2016 and $4,007,438 as of December 31, 2015, respectively.  As of March 31, 2016 the amount available to be borrowed is $17,817,562.  As of March 31, 2016, the Company was in compliance with all loan covenants under the TCB Credit Facility.

The Company is a party to a $15.52 million revolving credit agreement (the “EWB Credit Facility”) with East West Bank.  The borrowing base of the EWB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The EWB Credit Facility is secured by the Commerce Plaza Hillcrest, Corporate Park Place and 400 North Belt properties.  The EWB Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.00% per annum as of March 31, 2016 and as of December 31, 2015.  All loans under the EWB Credit Facility mature on August 24, 2017.

On October 8, 2015 the Company entered into a second revolving credit agreement with East West Bank (the “EWB II Credit Facility”).  The borrowing base of the EWB II Credit Facility is $9.9 million and may be adjusted from time to time subject to the lender’s underwriting with respect to the real property collateral.    The EWB II Credit Facility is secured by the Ashford Crossing and Skymark Tower properties.  The EWB II Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.00% per annum as of March 31, 2016 and as of December 31, 2015.  All loans under the EWB II Credit Facility mature on August 24, 2017.

The aggregate outstanding balance under the EWB Credit Facility and EWB II Credit Facility was $10,900,00 as of March 31, 2016 and $13,938,873 as of December 31, 2015.  As of March 31, 2016, the aggregate amount

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

available to be borrowed under the EWB Credit Facility and EWB II Credit Facility is $14,525,000.  As of March 31, 2016, the Company was in compliance with all loan covenants under the EWB Credit Facility and EWB II Credit Facility.

Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following:

	March 31, 2016	December 31, 2015
Deferred loan costs	$ 1,726,420	$ 1,726,420
Less: deferred loan cost accumulated amortization	(394,124)	(303,708)
Total cost, net of accumulated amortization	$ 1,332,296	$ 1,422,712

      The following is a summary of the Company’s notes payable as of March 31, 2016:

Collateral Property or Credit Facility	Payment Type	Maturity Date	Rate	Principal Balance
Richardson Heights Property (1)(2)	Principal and interest	July 1, 2041	4.61%	$ 19,512,980
Cooper Street Property (1)(3)	Principal and interest	July 1, 2041	4.61%	8,114,101
Bent Tree Green Property (1)(2)	Principal and interest	July 1, 2041	4.61%	8,114,101
Mitchelldale Property (1)(3)	Principal and interest	July 1, 2041	4.61%	12,291,896
Energy Plaza I & II	Principal and interest	June 10, 2021	5.30%	10,143,551
TCB Credit Facility	Interest only	May 9, 2017	4.50%	3,107,438
EWB Credit Facility	Interest only	August 24, 2017	4.00%	10,900,000
EWB II Credit Facility	Interest only	August 24, 2017	4.00%	-
				$ 72,184,067
Less unamortized deferred loan costs				(1,332,296)
				$ 70,851,771

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

(3)

In connection with the loans secured by the Cooper Street Property and the Mitchelldale Property, the Company entered into a post-closing agreement with the lender requiring the short term escrow of $600,000 for certain capital repairs to be completed during 2014 together with the delivery of certain other documents as set forth in the post-closing agreement.   The Company received $200,000 of the escrow proceeds in 2015 as partial recovery for the work completed at the Mitchelldale property.  The

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

lender has extended the time for completing certain capital repairs and matters related to the post-closing agreement until May 30, 2016.  Loan proceeds and other reserve funds held pursuant to the reserve agreement and the post-closing agreement are recorded as restricted cash on the accompanying consolidated balance sheets.

        Annual maturities of notes payable as of March 31, 2016 are as follows:

Year ending December 31,	Amount Due
2016	$ 904,595
2017	15,267,514
2018	1,320,431
2019	1,384,236
2020	1,449,701
Thereafter	51,857,590
Total	$ 72,184,067

Interest expense incurred for the three months ended March 31, 2016 and 2015 was $846,374 and $757,631, respectively.  Interest expense of $113,164 and $211,746 was payable as of March 31, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

	Three months ended March 31,
	2016	2015
Numerator:
Net loss attributable to common stockholders	$ (1,968,821)	$ (921,111)

Denominator:
Basic and diluted weighted average shares outstanding	15,088,950	8,560,342
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$ (0.13)	$ (0.11)

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

Note 9 — Related Party Transactions

The Advisor is a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Advisor is a variable interest entity which consolidates for financial reporting purposes with Hartman Income REIT, Inc. and subsidiaries, of which approximately 20% is beneficially owned by Allen R. Hartman, our Chief Executive Officer and Chairman of the Board of Directors.

For the three months ended March 31, 2016 and 2015 the Company incurred $332,600 and $201,218, respectively, for asset management fees payable to the Advisor.  Acquisition fees paid to Advisor were $0 for the three months ended March 31, for 2016 and 2015.

Property operating expenses include property management fees paid to the Property Manager of $327,319 and $189,538 for the three months ended March 31, 2016 and 2015, respectively.  For the three months ended March 31, 2016 and 2015, respectively, the Company paid the Property Manager $367,315 and $82,269 for leasing commissions and $52,294 and $35,244 for construction management fees.  Leasing commissions and construction management fees are included in deferred leasing commission costs and real estate assets, respectively, in the consolidated balance sheets.

       As of March 31, 2016 and December 31, 2015, respectively, the Company had a net balance due from the Property Manager and the Advisor of $1,436,760 and $104,022.

The Company had a balance due from Hartman XX Holdings, Inc. of $0 and $100,000 as of March 31, 2016 and December 31, 2015.

The Company had a net balance due from (to) an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $4,494,924 and ($3,621) as of March 31, 2016 and December 31, 2015, respectively.  The balance due from Hartman XIX includes an advance of $5,250,000, which is not evidenced by a promissory note. Interest has been accrued on the advanced amount at an annual rate of 6% and the amount is to be returned to Hartman XX in the second quarter off 2016. The amount was advanced to Hartman XIX in connection with the affiliate stock purchase described in this note.

On January 26, 2016, the Company’s board of directors approved the acquisition by the Company of up to $15.0 million in shares of common stock of Hartman Income REIT, Inc. (“HIREIT”), an affiliate of the Company, in connection with a tender offer by Hartman XIX to acquire for its account up to $2.0 million in shares of HIREIT common stock.  On February 5, 2016, the Company advanced $5,250,000 to Hartman XIX in connection with the contemplated acquisition of HIREIT shares.  On March 15, 2016, the Company acquired 1,558,014 shares of the common stock of HIREIT for $8,958,579.  The shares were acquired by the Company in connection with a tender offer for shares of the common stock of HIREIT by Hartman XIX.  The Company’s investment in the affiliate is accounted for under the cost method, ownership interest at 11% in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets.

Variable interest entities (“VIEs”) are defined as entities with a level of invested equity that is not sufficient to fund future operations on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest.  For identified VIEs, an assessment must be made to determine which party to the VIE, if any, has both the power to direct the activities of the VIE that most significantly impacts the performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is not deemed to be the primary beneficiary of HIREIT, which qualifies as a VIE.  Accordingly, the assets and liabilities and revenues and expenses of HIREIT have not been included in the accompanying consolidated financial statements.

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

       Under the Company’s articles of incorporation, the Company has authority to issue 750,000,000 shares of common stock, $0.001 par value per share, and 200,000,000 shares of preferred stock, $0.001 par value per share.

       As of March 31, 2016, the Company has accepted investors’ subscriptions for and issued 17,017,364 shares of the Company’s common stock in its initial and follow-on public offerings, resulting in aggregate gross proceeds to the Company of $165,856,646.

Preferred Stock

       Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of March 31, 2016 and December 31, 2015, respectively, the Company has issued 1,000 shares of convertible preferred stock to the Advisor at a price of $10.00 per share.

Common Stock Issuable Upon Conversion of Convertible Preferred Stock

The convertible preferred stock issued to the Advisor will convert to shares of the Company’s common stock if (1) the Company has made total distributions on then outstanding shares of the Company’s common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) the Company lists its common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of the Company’s common stock plus the aggregate market value of  the Company’s common  stock  (based on the  30-day  average  closing   price) meets  the  same  6%  performance  threshold,  or  (3)  the Company’s advisory agreement with the Advisor expires without renewal or is terminated (other than because of a material breach by the Advisor), and at the time of such expiration or termination the Company is deemed to have met the foregoing 6% performance threshold based on the Company’s enterprise value and prior distributions and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later, or not at all.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three months ended March 31, 2016 and 2015, respectively, the Company granted 1,500 and 1,500 shares of restricted common stock to independent directors as compensation for services. The Company recognized $15,000 as stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively, based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

         The following table reflects the total distributions the Company has paid, including the total amount paid and amount paid per common share, in each indicated quarter:

	Distributions per Common Share	Total Distributions Paid
2016
1st Quarter	$0.175	$2,478,189

2015
4th Quarter	$0.175	$2,150,190
3rd Quarter	0.175	1,946,868
2nd Quarter	0.175	1,679,084
1st Quarter	0.175	1,416,861
Total	$0.700	$7,193,003

Note 11 – Incentive Awards Plan

The Company has adopted an incentive plan (the “Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. We have initially reserved 5,000,000 shares of our common stock for the issuance of awards under our stock incentive plan, but in no event may we grant awards with respect to more than ten (10%) percent of our issued and outstanding shares. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.  The Compensation Committee of the Board of Directors approved an award of 1,000 shares of restricted common stock issued to each of two executives of the Property Manager during the three months ended March 31, 2016. We recognized stock-based compensation expense of $20,000 and $20,000 with respect to these awards based on the offering price of $10 per share for the three months ended March 31, 2016 and 2015, respectively.  Incentive plan compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Commitments and Contingencies

Economic Dependency

       The Company is dependent on the Advisor and the Property Manager for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities.  In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other providers.

Litigation

The Company is subject to various claims and legal actions that arise in the ordinary course of business.  Management of the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position of the Company.

Note 13 – Subsequent Events

The Company terminated the offer and sale of its common stock to the public in its follow-on offering effective March 31, 2016.  The Company received and accepted share subscriptions dated on or before March 31, 2016 after that date.  As of May 9, 2016, the Company had issued 18,420,937 shares of its common stock in its initial and follow-on offerings, including 1,066,080 shares of common stock pursuant to its distribution reinvestment plan, resulting in aggregate gross offering proceeds of $179,650,953.

On April 4, 2016, the Company entered into a purchase and sale agreement with a third party seller for the acquisition of a three story suburban office building located in Irving, Texas comprising approximately 165,982 square feet commonly referred to as “Westway One.” The aggregate purchase price for Westway One is $21,800,000, exclusive of closing costs. The Company intends to finance the acquisition of Westway One with remaining net proceeds from its follow-on public offering and financing secured by the property.

Westway One is currently 100% occupied by six tenants.

The acquisition of Westway One is subject to customary conditions to closing, including (1) the Company’s ability to obtain appropriate financing secured by Westway One and (2) the absence of a material adverse change to Westway One prior to the acquisition date. There is no assurance that the Company will close the acquisition of Westway One on the terms described above or at all.

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

          Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include:

•

our ability to effectively deploy the remaining net proceeds raised in our public offering which terminated effective March 31, 2016;

•

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

litigation risks;

•

risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;

•

inability to obtain new tenants upon the expiration of existing leases at our properties;

•

inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

•

the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;

•

the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•

our ability to generate sufficient cash flows to pay distributions to our stockholders;

•

our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and

•

changes to generally accepted accounting principles, or GAAP.

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

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

On July 16, 2013, we commenced our follow-on offering of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  As of March 31, 2016, we had accepted subscriptions for, and issued 12,561,686 shares of our common stock in our follow-on offering, including 858,306 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $121,912,915.  As of March 31, 2016, we had accepted subscriptions for, and issued 17,017,364 shares of our common stock in our initial public offering and follow-on offering, including 1,020,867 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $165,856,646.

Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan will continue until as late as July 16, 2016. As of May 9, 2016, we had accepted subscriptions for, and issued 18,420,937 shares of our common stock in our initial public offering and our follow-on offering, including 1,066,080 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $179,650,953.

We intend to invest the remaining net proceeds of our public offering in commercial real estate properties and other real estate-related investments.  As of March 31, 2016, we owned 15 commercial real properties comprising approximately 2,395,910 square feet.

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

Effective March 31, 2016 we terminated our follow-on offering.  Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, merging our Company with its affiliates followed by a listing of our shares of common stock on a national securities exchange.  Management currently estimates the possible timing for such a liquidity event to be during late 2016 or 2017.  However, our board of directors has not made a decision to pursue any specific liquidity event, and there can be no assurance that we will complete a liquidity event on the terms described above, or at all.

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

Our Real Estate Portfolio

As of March 31, 2016, we owned the 15 commercial real estate properties listed below:

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue	Average Base Rental Revenue per Occupied SF	Average net Effective Annual Base Rent per Occupied SF
Retail:
Richardson Heights	Richardson TX	201,433	79%	$ 2,616,668	$16.37	$17.89
Cooper Street	Arlington TX	127,696	100%	1,491,964	11.68	11.62
Total - Retail		329,129	87%	4,108,632	$14.29	$15.11
Office:
Bent Tree Green	Dallas TX	139,609	85%	$ 2,302,266	$19.33	$18.97
Parkway I & II	Dallas TX	136,506	59%	982,365	12.13	13.92
Gulf Plaza	Houston TX	120,651	100%	2,402,338	19.93	19.87
Energy Plaza	San Antonio TX	180,119	83%	3,178,485	21.14	21.51
Timbercreek	Houston TX	51,035	77%	652,744	16.70	17.04
Copperfield	Houston TX	42,621	85%	601,187	16.69	17.23
400 North Belt	Dallas TX	230,872	63%	2,897,864	19.85	20.18
Hillcrest	Houston TX	203,688	76%	2,043,402	13.24	13.63
Skymark	San Antonio TX	115,700	68%	1,476,379	18.69	19.17
Corporate Park	Houston TX	113,429	79%	1,347,341	15.13	15.38
Ashford Crossing	Houston TX	158,451	90%	2,584,577	18.21	18.75
One Technology	San Antonio TX	196,348	85%	3,885,368	23.36	23.42
Total – Office		1,689,029	78%	$24,354,316	$18.41	$18.74
Industrial:
Mitchelldale	Houston TX	377,752	90%	$ 2,134,502	$ 6.30	$ 6.41
Total		2,395,910	82%	$ 30,597,450	$15.70	$16.06

On April 4, 2016, we entered into a purchase and sale agreement with Market Place Boulevard, Irving, LLC, for the acquisition of a three story suburban office building located in Irving, Texas comprising approximately 165,982 square feet commonly referred to as “Westway One.” The aggregate purchase price for Westway One is $21,800,000, exclusive of closing costs. We intend to finance the acquisition of Westway One with remaining net proceeds from our follow-on public offering and financing secured by the property.

Westway One is currently 100% occupied by six tenants.

The acquisition of Westway One is subject to customary conditions to closing, including (1) our ability to obtain appropriate financing secured by Westway One and (2) the absence of a material adverse change to Westway One prior to the acquisition date. There is no assurance that we will close the acquisition of Westway One on the terms described above or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three months ended March 31, 2016.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF CONTINUING OPERATIONS

Comparison of the three months ended March 31, 2016 versus March 31, 2015.

As of March 31, 2016 we owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas.  As of March 31, 2016, we owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of March 31, 2015 we owned nine commercial properties comprising approximately 1,377,422 square feet plus three pad sites, all located in Texas.  As of March 31, 2015, we owned four properties located in Richardson, Arlington, and Dallas, Texas, four properties located in Houston, Texas and one property located in San Antonio, Texas.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the three months ended March 31, 2016 and March 31, 2015.  For purposes of the following discussion, Same Store properties refer to Richardson Heights, Cooper Street, Bent Tree Green, Parkway, Gulf Plaza, Mitchelldale, Energy Plaza, Timbercreek and Copperfield properties.  New store (“New Store”) properties refer to Commerce Plaza Hillcrest, 400 North Belt, Ashford Crossing, Corporate Park Place, Skymark Tower and One Technology Center.

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

	Three months ended March 31,
	2016	2015	Change
Same Store:
Revenue	$5,190,597	$4,878,328	$312,269
Property operating expenses	1,601,541	1,210,019	391,522
Real estate taxes and insurance	700,115	722,324	-22,209
Asset management fees	201,218	201,218	-
General and administrative	451,623	319,547	132,076

Same Store NOI	$2,236,100	$2,425,220	($189,120)

New Store:
Revenue	$4,059,094	- -	$4,059,094
Property operating expenses	1,624,147	- --	1,624,147
Real estate taxes and insurance	486,896	- --	486,896
Asset management fees	131,382	- ----	131,382
General and administrative	123,198	- -	123,198
New Store NOI	$1,693,471	-	$1,693,471
Property NOI	$3,929,571	$2,425,220	$1,504,351

Reconciliation of Property NOI to Net loss

Net loss	($1,968,821)	($921,111)	($1,833,394)
Asset acquisition fees	-	-	-
Organization and offering costs	(250,246)	137,821	397,617
Depreciation and amortization	5,302,264	2,450,879	2,851,385
Interest expense	846,374	757,631	88,743
Property NOI	$3,929,571	$2,425,220	$1,504,351

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For three months ended March 31, 2016 and 2015 we had total rental revenues and tenant reimbursements of $9,249,691 and $4,878,328, respectively. The $4,371,363 increase in total rental revenues and tenant reimbursements was primarily due to the fact that we owned 15 properties as of March 31, 2016, as compared to the nine properties we owned as of March 31, 2015. Same Store property revenues increased by $312,269, or approximately 6.4%, for three months ended March 31, 2016 compared to three months ended March 31, 2015.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses.  For three months ended March 31, 2016 and March 31, 2015 we had operating expenses of $5,320,120 and $2,453,108, respectively.  Same Store operating expenses increased $501,389 for the three months ended March 31, 2016 over the three months ended March 31, 2015 due to increased repair and maintenance costs which are included in property operating expenses on the accompanying consolidated statements of operations.

 Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees to our advisor were $332,600 and $201,218 for three months ended March 31, 2016 and March 31, 2015, respectively.  Acquisition costs related to the acquisition of our properties were $0 for three months ended March 31, 2016 and March 31, 2015. The increase in acquisition and asset management fees is attributable to the six properties we acquired between May and November in 2015, and the fact that we owned 15 properties as of March 31, 2016, as compared to the nine properties we owned as of March 31, 2015. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For three months ended March 31, 2016 and March 31, 2015 we paid our Property Manager $327,319 and $189,538, respectively, for property management fees and $367,315 and $82,269, respectively, for leasing commissions. The increase in property management fees we paid to our Property Manager from three months ended March 31, 2015 to three month’s ended March 31, 2016 was primarily due to the increase in revenues attributable to the six properties acquired between May to November in 2015.

Real estate taxes and insurance – Real estate taxes and insurance were $1,187,011 and $722,324 for three months ended March 31, 2016 and 2015, respectively. The increase in real estate taxes and insurance from three months ended March 31, 2015 to three months ended March 31, 2016 was primarily due to the fact that we owned 15 properties as of March 31, 2016, as compared to the nine properties we owned as of March 31, 2015.

Depreciation and amortization – Depreciation and amortization were $5,302,264 and $2,450,879 for three months ended March 31, 2016 and 2015, respectively.  Depreciation and amortization increased from three months ended March 31, 2015 to three months ended March 31, 2016 was primarily due to the fact that we owned 15 properties as of March 31, 2016, as compared to the nine properties we owned as of March 31, 2015.

General and administrative expenses - General and administrative expenses were $574,821 and $319,547 for three months ended March 31, 2016 and 2015, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is due to increased professional fees and certain recoverable and non-recoverable property operating expenses. We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs - We have incurred certain expenses in connection with our organization and the sale of our shares of common stock.  These costs principally relate to professional and filing fees.  As of March 31, 2016, such costs totaled $3,128,060 and have been expensed as incurred since February 5, 2009, the date of our inception.  For three months ended March 31, 2016 and March 31, 2015, organization and offering costs were ($250,246) and $137,821, respectively.

Organization and offering expenses of the Company are paid directly by the Company or may be incurred by Advisor on behalf of the Company. Organization and offering expenses will be reimbursed by the Advisor to the Company following the completion of a public offering of the Company to the extent that organization and offering expenses incurred by the Company exceed 1.5% of gross offering proceeds from the completed public offering.  As of March 31, 2016 and December 31, 2015, respectively, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering proceeds was cumulatively $785,684 and $667,705 for the Company’s initial and follow-on offerings, respectively.  The offering terminated on March 31, 2016 and accordingly the Company has recorded a receivable from the Advisor and recorded a contra expense of $785,684 resulting in a net credit for organization and offering expenses of $250,246 during the three months ended March 31, 2016.

Net loss – We incurred net losses of $1,968,821 and $921,111 for three months ended March 31, 2016 and 2015, respectively.  The net loss for three months ended March 31, 2016 is primarily attributable to (i) asset management fees and (ii) depreciation and amortization expense attributable to real estate assets.

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

	Three Months Ended March 31,
	2016	2015
Net loss	($1,968,821)	($921,111)
Depreciation and amortization of real estate assets	5,302,264	2,450,879
Funds from operations (FFO)	3,333,443	1,529,768

Acquisition related expenses	-	-
Modified funds from operations (MFFO)	$3,333,443	$1,529,768

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through March 31, 2016:

Period	Cash (1)	DRIP (2)(3)	Total
Period From inception to December 31, 2010(2)	$ -	$ -	$ -
First Quarter 2011	20,555	20,363	40,918
Second Quarter 2011	44,563	50,974	95,537
Third Quarter 2011	69,559	69,516	139,075
Fourth Quarter 2011	119,000	101,025	220,025
First Quarter 2012	174,784	149,574	324,358
Second Quarter 2012	208,865	194,091	402,956
Third Quarter 2012	236,090	246,096	482,186
Fourth Quarter 2012	271,424	278,592	550,016
First Quarter 2013	316,478	311,276	627,754
Second Quarter 2013	372,901	387,650	760,551
Third Quarter 2013	441,870	412,250	854,120
Fourth Quarter 2013	550,371	482,695	1,033,066
First Quarter 2014	568,290	535,309	1,103,599
Second Quarter 2014	614,018	577,135	1,191,153
Third Quarter 2014	632,275	605,293	1,237,568
Fourth Quarter 2014	664,962	641,405	1,306,367
First Quarter 2015	703,281	713,580	1,416,861
Second Quarter 2015	803,102	875,982	1,679,084
Third Quarter 2015	927,292	1,019,576	1,946,868
Fourth Quarter 2015	1,042,380	1,107,810	2,150,190
First Quarter 2016	1,268,979	1,209,210	2,478,189
Total	10,051,039	9,989,402	20,040,441

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days following the end of such month.

(2)

Distributions accrued for the period from December 27, 2010 through December 31, 2010 were paid on January 20, 2011, the date we first paid a distribution.

(1)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan.

For three months ended March 31, 2016, we paid aggregate distributions of $2,478,189, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash used in operating activities was $6,925,759 and our FFO was $3,333,443. For three months ended March 31, 2016, 100% of distributions were paid from cash provided by offering proceeds.   For three months ended March 31, 2015, we paid aggregate distributions of $1,416,861, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash used in operating activities was $621,230 and our FFO was $1,529,768. For three months ended March 31, 2015, 100% were paid from offering proceeds.  For the period from inception (January 20, 2011 was the date we first paid distributions) to March 31, 2016, we paid aggregate distributions of $20,040,441.  During the period from our inception to March 31, 2016, our cash provided by operating activities was $5,633,035, our net loss was $20,066,726 and our FFO was $12,414,141.

Of the $20,040,441 in aggregate distributions paid to our stockholders from inception to March 31, 2016, approximately 28% was paid from net cash provided by operating activities and approximately 72% was funded from offering proceeds.   For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.

Liquidity and Capital Resources

 As of March 31, 2016, we had issued 17,014,364 shares of our common stock in our initial and follow-on public offerings, including 1,020,867 shares of our common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $165,856,646. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan will continue until as late as July 16, 2016.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of March 31, 2016, our outstanding secured debt is $72,184,067. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Our advisor may, but is not required to, establish capital reserves from remaining gross offering proceeds, out of cash flow generated by operating properties and other investments or out of non-liquidating net sale proceeds from the sale of our properties and other investments.  Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from additional private or public offerings of our securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flows from Operating Activities

As of March 31, 2016 we had continuing operations from 15 commercial real estate properties versus nine properties owned as of March 31, 2015.  During three months ended March 31, 2016, net cash used in operating activities was $6,925,759 versus $621,230 net cash used in operating activities for three months ended March 31, 2015.  The decrease in cash flow from operating activities is primarily attributable to the increase in the number of operating properties we owned.  We expect cash flows from operating activities to increase in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During three months ended March 31, 2016, net cash used in investing activities was $11,394,570 versus $1,304,774 for three months ended March 31, 2015 and consisted primarily of cash used for the investment in Hartman Income REIT in amount of $8,958,579 and an acquisition deposit in amount of $1,500,000.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders.  Net cash provided by financing activities for three months ended March 31, 2016 and 2015, respectively, was $19,902,883 and $9,022,759 and consisted of the following:

•

$25,068,251 and $9,839,261, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $1,352,821 and $474,075, respectively;

•

$3,896,389 and $113,221, respectively of cash paid for term loan principal repayments and net repayments of revolving credit facilities; and,

•

$1,268,979 and $703,281, respectively of net cash distributions, after giving effect to distributions reinvested by stockholders of $1,209,210 and $713,580, respectively.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2016, our borrowings were not in excess of 300% of the value of our net assets.

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

As of March 31, 2016, we had notes payable totaling an aggregate principal amount of $72,184,067. For more information on our outstanding indebtedness, see Note 6 (Notes Payable) to the consolidated financial statements included in this report.

The following is a summary of our contractual obligations as of March 31, 2016:

Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations (1)	$ 72,184,067	$ 904,595	$16,587,945	$ 2,833,937	$51,857,590
Interest payments on outstanding debt obligations(2)	36,102,629	2,057,251	5,318,250	5,064,321	23,662,807
Purchase obligations(3)	-	-	-	-	-
Total	$108,286,696	$ 2,961,846	$21,906,195	$ 7,898,258	$ 75,520,397

(1)

Amounts include principal payments only.

(2)

Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2016.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of March 31, 2016.

Off-Balance Sheet Arrangements

     As of March 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the notes to the accompanying consolidated financial statements.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” and Note 10 (Related Party Transactions) to the consolidated financial statements included in this Report for a discussion of the various related-party transactions, agreements and fees.

Review of our Investment Policies

Our board of directors, including our independent directors, has reviewed our investment policies as described in this Report and determined that such policies are in the best interests of our stockholders based on the following factors: (1) such policies increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) our executive officers and directors and the affiliates of our advisor have expertise with the type of real estate investments we seek; (3) there are sufficient property acquisition opportunities with the attributes that we seek; and (4) borrowings should enable us to purchase assets and earn income more quickly, thereby increasing the likelihood of generating income for our stockholders and preserving stockholder capital.

Subsequent Events

On April 7, 2016, our board of directors determined an estimated value per share of our common stock of $12.40 as of December 31, 2015. We provided the estimated value per share of our common stock to assist the broker dealers that participated in our initial and follow-on public offerings in meeting their ongoing customer account statement reporting obligations under the current rules of the Financial Industry Regulatory Authority, Inc., or “FINRA.” The valuation committee of our board of directors, comprised of our independent directors, oversaw the process of determining the estimated value per share. In determining the estimated value per share, the valuation committee relied upon information provided in a report provided by WKW Financial Advisors, an independent consulting firm providing authoritative studies, financial analysis, valuation and strategic advisory services, engaged with the approval of the valuation committee. The valuation committee also relied upon our board’s experience with, and knowledge of, our company and its real property and other assets as of December 31, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2016, in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

During the three months ended March 31, 2016, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	-	-	-	(3)
February 2016	17,488	19,154	$9.47	(3)
March 2016	-	-	-	(3)
	17,488	19,154	$9.47

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

On February 9, 2010, our Registration Statement on Form S-11 (File No. 333-154750), registering a public offering of up to $273,750,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering.  In our initial public offering we offered up to 25,000,000 shares of our common stock to the public at $10.00 per share with discounts available to certain categories of purchasers and up to 2,500,000 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  We issued a total of 4,455,678 shares of our common stock in our initial public offering, including 162,561 shares of our common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $43,943,731.  On July 16, 2013, our Registration Statement on Form S-11 (File No. 333-185336), registering our follow-on public offering of up to $219,000,000 in shares of our common stock, was declared effective by the SEC.  In our follow-on offering, we are offering up to 20,000,000 shares of our common stock to the public at $10.00 per share and up to 2,000,000 common shares pursuant to our distribution reinvestment plan at $9.50 per share.

As of March 31, 2016, we had accepted subscriptions for, and issued 17,017,364 shares of our common stock in our initial public offering and our follow-on offering, including 1,020,867 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $165,856,646.

As of March 31, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering in the amounts set forth in the tables below. D.H. Hill Securities, LLLP, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 3,500,047	Actual
Finders’ fees	-	—
Expenses paid to or for underwriters	-	—
Other organization and offering costs	472,129	Actual
Total expenses	$ 3,972,176

Follow-On Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 9,487,765	Actual
Finders’ fees	-	—
Expenses paid to or for underwriters	-	—
Other organization and offering costs	3,089,760	Actual
Total expenses	$ 12,577,525

As of March 31, 2016, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $139,608,710, excluding $9,698,235 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan. For three months ended March 31, 2016, the ratio of the cost of raising capital to capital raised was approximately 6.69%.

We intend to use substantially all of the remaining net proceeds from our public offerings to continue to invest in a portfolio of real properties. As of March 31, 2016, we had used $108,069,096 of the net proceeds from our public offerings, plus debt financing, to purchase our 15 investments in commercial properties. As of March 31, 2016, we had paid $4,434,675 of acquisition fees to our advisor. On March 15, 2016, we acquired 1,558,014 share of the common stock of Hartman Income REIT, Inc., an affiliate of the Company for $8,958,579.

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
10.1

Purchase and Sales Agreement, dated as of February 2, 2016 by and between EQYInvest Mission Bend, LLC and Hartman Short Term Income Properties XX, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2016)

10.2

Purchase and Sales Agreement, dated as of April 6, 2016 by and between Market Place Boulevard, Irving, LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2016)

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

Date: May 16, 2016

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: May 16, 2016

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)