Form 10-Q
period 2016-08-15
Hartman Short Term Income Properties XX, Inc.
filed 2016-08-16
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

xQuarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016 there were 18,227,644 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)

Real estate assets, at cost	$ 213,547	$ 189,707
Accumulated depreciation and amortization	(38,069)	(27,384)
Real estate assets, net	175,478	162,323

Cash and cash equivalents	1,451	1,380
Restricted cash	6,900	6,900
Accrued rent and accounts receivable, net	3,513	2,750
Note receivable related party	7,231	-
Deferred leasing commission costs, net	3,566	2,403
Goodwill	250	250
Prepaid expenses and other assets	1,864	1,390
Due from related parties	4,548	199
Investment in affiliate	8,959	-
Total assets	$ 213,760	$ 177,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$ 76,321	$ 74,995
Accounts payable and accrued expenses	7,610	9,367
Tenants' security deposits	1,412	1,326
Total liabilities	85,343	85,688

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 18,198,355 shares and 13,769,384 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	18	14
Additional paid-in capital	169,511	128,336
Accumulated distributions and net loss	(46,662)	(36,443)
Total stockholders' equity	122,867	91,907
Noncontrolling interest in subsidiary	5,550	-
Total equity	128,417	91,907
Total liabilities and total equity	$ 213,760	$ 177,595

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental revenues	$ 8,058	$ 4,823	$ 15,993	$ 8,974
Tenant reimbursements and other revenues	1,158	818	2,473	1,546
Total revenues	9,216	5,641	18,466	10,520

Expenses (income)
Property operating expenses	2,842	1,493	6,068	2,703
Asset management and acquisition fees	888	766	1,221	967
Organization and offering costs	206	218	(44)	356
Real estate taxes and insurance	1,162	824	2,349	1,546
Depreciation and amortization	5,383	3,060	10,685	5,511
General and administrative	670	301	1,2465	621
Interest and dividend income	(391)	-	(391)	-
Interest expense	890	760	1,736	1,518
Total expenses	11,650	7,422	22,869	13,222
Net loss	(2,434)	(1,781)	(4,403)	(2,702)
Net income attributable to noncontrolling interest	50	-	50	-
Net loss attributable to common stockholders	$ (2,484)	$ (1,781)	$ (4,453)	$ (2,702)

Net loss attributable to common stockholders per share	$ (0.14)	$ (0.18)	$ (0.27)	$ (0.29)
Weighted average number of common shares outstanding, basic and diluted	17,910	10,102	16,500	9,336

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)
	Preferred Stock		Common Stock		Additional	Accumulated	Total
					Paid-In	Distributions	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Equity (Deficit)	Interest	Equity (Deficit)
Balance, December 31, 2015	1	$-	13,769	$14	$128,336	($36,443)	$91,907	$-	$91,907
Issuance of common shares (cash investment), net of redemptions	-	-	4,171	4	40,762	-	40,766	-	40,766
Issuance of common shares (non-cash)	-	-	258	-	2,525	-	2,525	-	2,525
Investment of noncontrolling interest	-	-	-	-	-	-	-	5,500	5,500
Selling commissions	-	-	-	-	(2,112)	-	(2,112)	-	(2,112)
Dividends and distributions (stock based)	-	-	-	-	-	(3,184)	(3,184)	-	(3,184)
Dividends and distributions (cash based)	-	-	-	-	-	(2,582)	(2,582)	-	(2,582)
Net (loss) income	-	-	-	-	-	(4,453)	(4,453)	50	(4,403)
Balance, June 30, 2016	1	$-	18,198	$18	$169,511	($46,662)	$122,867	$5,550	$128,417

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$ (4,403)	$ (2,702)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	50	50
Depreciation and amortization	10,685	5,511
Deferred loan and lease commission costs amortization	510	255
Bad debt provision	245	11
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(1,008)	(532)
Deferred leasing commissions	(1,489)	(375)
Prepaid expenses and other assets	(628)	441
Accounts payable and accrued expenses	(2,243)	(1,034)
Due from related parties	(4,349)	(1,177)
Tenants' security deposits	86	190
Net cash (used in) provided by operating activities	(2,544)	638
Cash flows from investing activities:
Acquisition deposits	-	(1,950)
Investment in note receivable	(7,231)	-
Investment in affiliate	(8,959)	-
Additions to real estate	(23,840)	(22,254)
Net cash used in investing activities	(40,030)	(24,204)
Cash flows from financing activities:
Distributions paid in cash	(2,976)	(1,507)
Payment of selling commissions	(2,112)	(1,130)
Proceeds from insurance premium finance note	421	268
Repayments of insurance premium finance note	(210)	(146)
Noncontrolling interest’s capital	5,500	-
Payment of deferred loan costs	(139)	(144)
Proceeds under term loan notes	10,819	-
Repayments under term loan notes	(593)	(567)
Proceeds from revolving credit advances	27,600	5,000
Repayments of revolving credit advances	(36,546)	(5,000)
Proceeds from issuance of common stock	41,569	25,225
Redemption of common shares	(688)	(28)
Net cash provided by financing activities	42,645	21,971
Net change in cash and cash equivalents	71	(1,595)
Cash and cash equivalents at the beginning of period	1,380	4,429
Cash and cash equivalents at the end of period	$ 1,451	$ 2,834

Supplemental cash flow information:
Cash paid for interest	1,680	1,425

Supplemental disclosures of non-cash investing and financing activities:
Increase in distribution payable	246	89
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	2,544	1,590
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

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

Effective March 31, 2016, the Company terminated the offer and sale of its common stock to the public in its follow-on offering.  The sale of shares of the Company’s common stock to its stockholders pursuant to the Company’s distribution reinvestment plan was discontinued as of July 16, 2016.

As of June 30, 2016, the Company had issued 18,539,751 shares of its common stock in its initial and follow-on offerings, including 1,148,990 shares of common stock pursuant to its distribution reinvestment plan, resulting in aggregate gross offering proceeds of $180,894,680.  Total shares issued and outstanding as of June 30, 2016 include 34,875 shares of common stock issued as non-employee compensation to members of the Company’s board of directors and certain executives of the Property Manager (defined below).

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company issued 1,000 shares of convertible preferred stock to its advisor, Hartman Advisors LLC (“Advisor”), at a price of $10.00 per share.   The Advisor is owned 70% by Allen R. Hartman, the Company’s Chief Executive Officer and Chairman of the Board of Directors and 30% by Hartman Income REIT Management, Inc. (the “Property Manager”). The Property Manager is a wholly owned subsidiary of Hartman Income REIT, Inc. of which approximately 20% is beneficially owned by Allen R. Hartman.

On April 11, 2014, the Company formed Hartman XX Limited Partnership, a Texas limited partnership (the “Operating Partnership”).  On March 7, 2014, the Company formed Hartman XX REIT GP LLC, a Texas limited liability company, to serve as the sole general partner of the Operating Partnership.  The Company is the sole limited partner of the Operating Partnership.  The Company’s member interests in its limited liability company subsidiaries are wholly owned by the Operating Partnership or its wholly owned subsidiaries, except for Hartman Westway One, LLC which is 54.33% owned by the Operating Partnership and 45.67% owned by a noncontrolling interest investor.

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

       As of June 30, 2016, the Company owned 16 commercial properties comprising approximately 2,562,000 square feet plus three pad sites, all located in Texas.  As of June 30, 2016, the Company owned eight properties located in Richardson, Arlington, Irving and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas. As of June 30, 2015, the Company owned 11 commercial properties comprising approximately 1,812,000 square feet plus three pad sites, all located in Texas.  As of June 30, 2015, the Company owned five properties located in Richardson, Arlington, and Dallas, Texas, five properties located in Houston, Texas and one property located in San Antonio, Texas.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2015 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of June 30, 2016 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 2016, and the results of consolidated operations for the three and six months ended June 30, 2016 and 2015, the consolidated statement of stockholders’ equity for the six months ended June 30, 2016 and the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015.  The results of the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of June 30, 2016 and December 31, 2015 consisted of demand deposits at commercial banks.

Restricted Cash

Restricted cash represents cash for which the use of funds is restricted by certain loan documents.  As of both June 30, 2016 and December 31, 2015, the Company had a restricted cash balance of $6,900,000, which represents amounts set aside as impounds to be disbursed to the Company (i) upon its achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property, and (ii) the completion of certain agreed upon capital repairs at the Cooper Street Property and the Mitchelldale

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

Property.  Restricted cash includes $6,500,000 of loan proceeds and $400,000 in cash, which have been deposited in an escrow account with a loan servicer.

Financial Instruments

       The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, note receivable, accounts payable and accrued expenses, notes payable and due from (to) related parties.  The Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable approximates fair value.

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

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

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

Depreciation and amortization

       Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease. In-place leases are amortized using the straight-line method over the weighted average years’ remaining calculated on terms of all of the leases in-place when acquired.

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of June 30, 2016.

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

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

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

Organization and Offering Expenses

The Company has incurred certain organization and offering expenses in connection with the organization of the Company and the offering of the Company’s shares of common stock in the Company’s public offering. These costs principally relate to professional and filing fees. For the three months ended June 30, 2016 and 2015, such costs totaled $206,000 and $218,000, respectively.  For the six months ended June 30, 2016 and 2015, such costs totaled $814,000 and $356,000, respectively.

Organization and offering expenses of the Company are paid directly by the Company or incurred by Advisor on behalf of the Company. Pursuant to the Advisory Agreement, organization and offering expenses will be reimbursed by the Advisor to the Company following the completion of a public offering of the Company to the extent that total organization and offering expenses incurred by the Company in connection with a public offering (excluding selling commissions and dealer manager fees) exceed 1.5% of gross offering proceeds from the completed public offering.  As of June 30, 2016 and December 31, 2015, respectively, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering proceeds was cumulatively $858,000 and $668,000 for the Company’s initial and follow-on offerings, respectively. The Company terminated the offer and sale of its common stock to the public in its follow-on offering on March 31, 2016.; provided, that the Company continued to process subscriptions dated on or before March 31, 2016 through June 30, 2016.  The Company has recorded a receivable from the Advisor and recorded a contra expense of $858,000 resulting in a net credit for organization and offering expenses of ($44,000) during the six months ended June 30, 2016.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $40,000 and $44,000 for the three months ended June 30, 2016 and 2015, respectively.  Advertising costs totaled $90,000 and $73,000 for the six months ended June 30, 2016 and 2015, respectively.

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

For the three months ended June 30, 2016 and 2015, the Company incurred a net loss of $2,484,000 and $1,781,000, respectively.  For the six months ended June 30, 2016 and 2015, the Company incurred a net loss of $4,403,000 and $2,702,000, respectively.  The Company has formed a taxable REIT subsidiary which may generate future taxable income, which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of June 30, 2016 and 2015,

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2016 and 2015 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

The Company maintains cash accounts in two U.S. financial institutions.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders

Major tenants are defined as those tenants which individually comprise more that 10% of the Company’s total rental revenues.  The sole tenant of the Company’s Gulf Plaza property represented 7.8% and 13.3% of total rental revenues for six months ended June 30, 2016 and 2015, respectively.

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

Note 3 — Real Estate

   The Company’s real estate assets consisted of the following, in thousands:

	June 30, 2016	December 31, 2015
Land	$53,406	$47,997
Buildings and improvements	105,125	91,645
In-place lease value intangible	55,016	50,065
	213,547	189,707
Less accumulated depreciation and amortization	(38,069)	(27,384)
Total real estate assets	$175,478	$162,323

       Depreciation expense for the three months ended June 30, 2016 and 2015 was $1,505,000 and $940,000, respectively.  Depreciation expense for the six months ended June 30, 2016 and 2015 was $2,964,000 and $1,732,000, respectively.  Amortization expense of in-place lease value intangible was $3,878,000 and $2,120,000

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

for the three months ended June 30, 2016 and 2015, respectively.  Amortization expense of in-place lease value intangible was $7,721,000 and $3,779,000 for the six months ended June 30, 2016 and 2015, respectively.

       Acquisition fees paid to Advisor were $541,000 and $539,000 for the three and six months ended June 30, 2016 and 2015, respectively.   Asset management fees paid to Advisor were $347,000 and $227,000 for the three months ended June 30, 2016 and 2015, respectively.  Asset management fees paid to Advisor were $680,000 and $428,000 for the six months ended June 30, 2016 and 2015, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, respectively.

On June 1, 2016, the Company acquired a three story office building containing approximately 166,000 square feet of office space located in Irving, Texas, commonly known as Westway One (the “Westway One Property”) by Hartman Westway One, LLC, a wholly owned subsidiary of the Operating Partnership.  The Westway One Property was acquired for $21,638,000, exclusive of closing costs, from an unaffiliated third party seller.  The Westway One Property was 100% occupied at the acquisition date.  An acquisition fee of $541,000 was earned by the Advisor in connection with the purchase of the Westway One Property.

The following table summarizes the fair value of the assets acquired and liabilities assumed based upon the Company’s initial purchase price allocation as of the acquisition date, in thousands:

Westway One
Assets acquired:
Real estate assets	$ 21,638
Other assets	-
Total assets acquired	21,638

Liabilities assumed:
Accounts payable and accrued expenses	232
Security deposits	38
Total liabilities assumed	270

Fair value of net assets acquired	$ 21,368

On June 17, 2016, Hartman Westway One, LLC admitted an unrelated independent investor as a member for $5,500,000 in exchange for a 45.67% noncontrolling member interest.

As of June 30, 2016, the Company owned 16 commercial properties comprising approximately 2,562,000 square feet plus three pad sites, all located in Texas. As of June 30, 2016, the Company owned eight properties located in Richardson, Arlington, Irving and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of June 30, 2015, the Company owned 11 commercial properties comprising approximately 1,812,000 square feet plus three pad sites, all located in Texas. As of June 30, 2015, the Company owned five properties located in Richardson, Arlington, and Dallas, Texas, five properties located in Houston, Texas and one property located in San Antonio, Texas.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

	June 30, 2016	December 31, 2015
In-place lease value intangible	$ 55,016	$ 50,065
In-place leases – accumulated amortization	(26,449)	(18,728)
Acquired lease intangible assets, net	$ 28,567	$ 31,337

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	June 30, 2016	December 31, 2015
Tenant receivables	$ 1,391	$ 1,176
Accrued rent	2,661	2,065
Other receivable	199	2
Allowance for uncollectible accounts	(738)	(493)
Accrued rents and accounts receivable, net	$ 3,513	$ 2,750

As of June 30, 2016 and December 31, 2015, the Company had an allowance for uncollectible accounts of $738,000 and $493,000, respectively.  For the three months ended June 30, 2016 and 2015, the Company recorded bad debt expense in the amount of $67,000 and $61,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  For the six months ended June 30, 2016 and 2015, the Company recorded bad debt expense in the amount of $285,000 and $11,000, respectively.  For the six months ended June 30, 2016 and 2015, the Company recorded write-offs of $40,000 and $0, respectively.  Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	June 30, 2016	December 31, 2015
Deferred leasing commissions	$ 4,495	$ 3,006
Less: accumulated amortization	(929)	(603)
Deferred leasing commission cost, net	$ 3,566	$ 2,403

Note 6 — Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “TCB Credit Facility”) with Texas Capital Bank.  The borrowing base of the TCB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.  On July 2, 2014, the Company entered into a modification agreement of the TCB Credit Facility to add the Gulf Plaza Property as the sole collateral property and the borrowing base of the TCB Credit Facility was $7.0 million.  On January 23, 2015, the TCB Credit Facility was modified to add the Timbercreek and Copperfield properties as collateral and the borrowing base of the TCB Credit Facility was increased to $9.9 million.  On November 10, 2015, the TCB Credit Facility was modified to add the One Technology Center property to the borrowing base.  As modified, the borrowing base is $25 million.  The TCB

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

Credit Facility note, as currently modified, bears interest at the greater of 4.25% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 4.50% per annum as of June 30, 2016 and December 31, 2015. All borrowings under the TCB Credit Facility mature on May 9, 2017.

The outstanding balance under the TCB Credit Facility was $0 as of June 30, 2016 and $4.0 million as of December 31, 2015.  As of June 30, 2016 the amount available to be borrowed under the TCB Credit Facility is $20.9 million.  As of June 30, 2016, the Company was in compliance with all loan covenants under the TCB Credit Facility.

The Company is a party to a $15.52 million revolving credit agreement (the “EWB Credit Facility”) with East West Bank.  The borrowing base of the EWB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The EWB Credit Facility is secured by the Commerce Plaza Hillcrest, Corporate Park Place and 400 North Belt properties.  The EWB Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4% per annum as of June 30, 2016 and as of December 31, 2015.  All loans under the EWB Credit Facility mature on August 24, 2017.

On October 8, 2015 the Company entered into a second revolving credit agreement with East West Bank (the “EWB II Credit Facility”).  The borrowing base of the EWB II Credit Facility is $9.9 million and may be adjusted from time to time subject to the lender’s underwriting with respect to the real property collateral.    The EWB II Credit Facility is secured by the Ashford Crossing and Skymark Tower properties.  The EWB II Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4% per annum as of June 30, 2016 and as of December 31, 2015.  All loans under the EWB II Credit Facility mature on August 24, 2017.

The aggregate outstanding balance under the EWB Credit Facility and EWB II Credit Facility was $9.0 million as of June 30, 2016 and $14.0 million as of December 31, 2015.  As of June 30, 2016, the aggregate amount available to be borrowed under the EWB Credit Facility and EWB II Credit Facility is $16.4 million.  As of June 30, 2016, the Company was in compliance with all loan covenants under the EWB Credit Facility and EWB II Credit Facility.

In connection with the acquisition of Westway One property, the Company entered in to a mortgage loan agreement with Southside Bank dated June 1, 2016, providing mortgage loan proceeds of $10.8 million (the “Westway One Loan”).  The Westway One Loan is evidenced by a loan agreement and a promissory note and secured by a deed of trust, security agreement and assignment of rents of the Westway One property.  The Westway one Loan matures and is due and payable in full on June 1, 2019.

Payments of interest only on the Westway One Loan are due monthly beginning on July 1, 2016.  The Westway One Loan bears interest at the greater of the floating rate index plus 2.50% or 2.50%.  The floating rate index is the one month London Interbank Offered Rate (LIBOR) adjusted each month as of the first day of such month.  The floating rate index as of June 1, 2016 was 0.456% for an applicable interest rate of 2.956% as of that date and the interest rate was 2.956% per annum as of June 30, 2016.

The Company’s loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	June 30, 2016	December 31, 2015
Deferred loan costs	$ 1,865	$ 1,726
Less: deferred loan cost accumulated amortization	(488)	(304)
Total cost, net of accumulated amortization	$ 1,377	$ 1,422

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

The following is a summary of the Company’s notes payable as of June 30, 2016, in thousands:

Collateral Property or Credit Facility	Payment Type	Maturity Date	Rate	Principal Balance
Richardson Heights Property (1)(2)	Principal and interest	July 1, 2041	4.61%	$ 19,410
Cooper Street Property (1)(3)	Principal and interest	July 1, 2041	4.61%	8,071
Bent Tree Green Property (1)(2)	Principal and interest	July 1, 2041	4.61%	8,071
Mitchelldale Property (1)(3)	Principal and interest	July 1, 2041	4.61%	12,228
Energy Plaza I & II	Principal and interest	June 10, 2021	5.30%	10,099
Westway One	Interest only	June 1, 2019	2.96%	10,819
TCB Credit Facility	Interest only	May 9, 2017	4.50%	-
EWB Credit Facility	Interest only	August 24, 2017	4.00%	-
EWB II Credit Facility	Interest only	August 24, 2017	4.00%	9,000
				$ 77,698
Less unamortized deferred loan costs				(1,377)
				$ 76,321

(1)

Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.

(2)

In connection with the loans secured by the Richardson Heights Property and the Bent Tree Green Property, the Company entered into a reserve agreement with the lender which requires that loan proceeds of $5,525,000 and $975,000, respectively, be deposited with the loan servicer.  The escrowed loan proceeds will be released to the Company upon satisfactory showing of increased annualized rental income from new lease agreements as set forth in the reserve agreement. Under the terms of the reserve agreement, the Company may draw upon the escrow reserve funds until December 31, 2016.  Thereafter, the lender shall have the right to draw any remaining escrow reserve funds and apply such funds to one or more of the loans as the lender may determine in its sole discretion.  On July 25, 2016, the Company made application to the servicer for the loan to release $4.1 million of the restricted cash balance.  Loan proceeds and other reserve funds held pursuant to the reserve agreement and the post-closing agreement are recorded as restricted cash on the accompanying consolidated balance sheets.

(3)

In connection with the loans secured by the Cooper Street Property and the Mitchelldale Property, the Company entered into a post-closing agreement with the lender requiring the short term escrow of $600,000 for certain capital repairs to be completed during 2014 together with the delivery of certain other documents as set forth in the post-closing agreement.   The Company received $200,000 of the escrow proceeds in 2015 as partial recovery for the work completed at the Mitchelldale property.  The Company received $400,000 of the escrow proceeds in July 2016.  Loan proceeds and the balance of the reserve funds held pursuant to the reserve agreement and the post-closing agreement and which were not received as of June 30, 2016, are recorded as restricted cash on the accompanying consolidated balance sheets.

Interest expense incurred for the three months ended June 30, 2016 and 2015 was $890,000 and $760,000, respectively.  Interest expense incurred for the six months ended June 30, 2016 and 2015 was $1,736,000 and $1,518,000, respectively.  Interest expense of $34,000 and $212,000 was payable as of June 30, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

Note 7 — Loss Per Share

       Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted earnings per share reflect common shares issuable from the assumed conversion of convertible preferred stock into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share, in thousands except per share data.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to common stockholders	$(2,484)	$(1,781)	$(4,453)	$(2,702)
Denominator:
Basic and diluted weighted average common shares outstanding	17,910	10,102	16,500	9,336

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.14)	$(0.18)	$(0.27)	$(0.29)

Note 8 — Income Taxes

       Federal income taxes are not provided for because we the Company qualifies as a REIT under the provisions of the Internal Revenue Code and because the Company has distributed and intend to continue to distribute all of its taxable income to its stockholders. The Company’s stockholders include their proportionate taxable income in their individual tax returns. As a REIT, the Company must distribute at least 90% of its real estate investment trust taxable income to its stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

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

For the three months ended June 30, 2016 and 2015 the Company paid the Advisor $347,000 and $227,000, respectively, in asset management fees.  For the six months ended June 30, 2016 and 2015 the Company paid the Advisor $680,000 and $428,000, respectively, in asset management fees.  Acquisition fees paid to Advisor were $541,000 and $539,000 for the three and six months ended June 30, 2016 and 2015, respectively.

Property operating expenses include property management fees and expense reimbursements paid to the Property Manager of $784,000 and $448,000 for the three months ended June 30, 2016 and 2015, respectively and $1,571,000 and $833,000 for the six months ended June 30, 2016 and 2015, respectively.  For the three and six months ended June 30, 2016 and 2015, respectively, the Company paid the Property Manager $1,121,000 and

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

$285,000 and $1,489,000 and $229,000 for leasing commissions and $52,000 and $30,000 and $87,000 and $66,000 for construction management fees.  Leasing commissions and construction management fees are included in deferred leasing commission costs and real estate assets, respectively, in the consolidated balance sheets.

       As of June 30, 2016, the Company had a net balance to the Property Manager and the Advisor of $4,000. As of December 31, 2015, the Company had a net balance due from the Property Manager and the Advisor of $103,000.

The Company had a balance due from Hartman XX Holdings, Inc. of $0 and $100,000 as of June 30, 2016 and December 31, 2015.

The Company had a net balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $4,497,000 as of June 30, 2016. The Company had a net balance due to Hartman XX of $4,000 as of December 31, 2015.  The balance due from Hartman XIX includes a loan from the Company to Hartman XIX of $5,250,000, which is not evidenced by a promissory note. Interest has been accrued on the loan amount at an annual rate of 6% and the amount is to be returned to Hartman XX in the third quarter off 2016. The amount was advanced to Hartman XIX in connection with the affiliate stock purchase described below in this note.

On January 26, 2016, the Company’s board of directors approved the acquisition by the Company of up to $15.0 million in shares of common stock of Hartman Income REIT, Inc. (“HIREIT”), an affiliate of the Company, in connection with a tender offer by Hartman XIX to acquire for its account up to $2.0 million in shares of HIREIT common stock.  On February 5, 2016, the Company advanced $5,250,000 to Hartman XIX in connection with Hartman XIX’s contemplated acquisition of HIREIT shares.  On March 15, 2016, the Company acquired 1,558,014 shares of the common stock of HIREIT for $8,959,000.  The Company’s investment in HIREIT is accounted for under the cost method. The Company’s approximately 11% ownership interest in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets.

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

The Company is not deemed to be the primary beneficiary of Retail II Holdings, which qualifies as a VIE.  Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings have not been included in the accompanying consolidated financial statements.

On May 16, 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), advanced proceeds of $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager.  Pursuant to the terms of the promissory note, TRS will receive a two Percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance.  The outstanding principal balance of the promissory note will be reduced as investor funds are raised by Hartman Retail II DST.  The maturity date of the promissory note is May 17, 2019.  For the three months ending June 30, 2016, interest and dividend income includes $234,000 representing the origination fee under the promissory note together with interest for the period from May 16, 2016 to June 30, 2016.  As of June 30, 2016, the balance due to TRS by Retail II Holdings, including the earned but unpaid interest is $144,000.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

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

       As of June 30, 2016, the Company has accepted investors’ subscriptions for and issued 18,539,000 shares of the Company’s common stock in its initial and follow-on public offerings, resulting in aggregate gross proceeds to the Company of $180,893,680.

Preferred Stock

       Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of June 30, 2016 and December 31, 2015, respectively, the Company has issued 1,000 shares of convertible preferred stock to the Advisor at a price of $10.00 per share.

Common Stock Issuable Upon Conversion of Convertible Preferred Stock

The convertible preferred stock issued to the Advisor will convert to shares of the Company’s common stock if (1) the Company has made total distributions on then outstanding shares of the Company’s common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) the Company lists its common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of the Company’s common stock plus the aggregate market value of the Company’s common stock (based on the 30-day average closing meets the same 6% performance threshold,                                                                  or  (3)  the Company’s advisory agreement with the Advisor expires without renewal or is terminated (other than because of a material breach by the Advisor), and at the time of such expiration or termination the Company is deemed to have met the foregoing 6% performance threshold based on the Company’s enterprise value and prior distributions and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later, or not at all.

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.   For the three and six months ended June 30, 2016 and 2015, respectively, the Company granted 1,500 and 1,500 shares and 3,000 and 3,000 shares of restricted common stock to independent directors as compensation for services.  The Company recognized $15,000 and $15,000 and $30,000 and $30,000 as stock-based compensation expense for the three and six months ended June 30, 2016 and 2015, respectively, based upon the estimated fair value per

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

         The following table reflects the total distributions the Company has paid, including the total amount paid and amount paid per common share, in each indicated quarter, in thousands except per share data:

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2016
2nd Quarter	$ 0.175	$ 3,042
1st Quarter	0.175	2,478
Total 2016	0.350	$ 5,520

2015
4th Quarter	$ 0.175	$ 2,150
3rd Quarter	0.175	1,947
2nd Quarter	0.175	1,679
1st Quarter	0.175	1,417
Total 2015	$ 0.700	$ 7,193

Note 11 – Incentive Awards Plan

The Company has adopted an incentive plan (the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. The Company has initially reserved 5,000,000 shares of its common stock for the issuance of awards under the Incentive Plan, but in no event may the Company grant awards with respect to more than ten (10%) percent of its issued and outstanding shares. The number of shares reserved under the Incentive Plan is also subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or canceled from awards under the Incentive Plan also will be available for future awards.

The Company awards shares of restricted common stock to non-employee directors under the Incentive Plan as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three and six months ended June 30, 2016 and 2015, respectively, the Company granted 1,500 and 1,500 shares and 3,000 and 3,000 shares of restricted common stock to independent directors as compensation for services.  The Company recognized $15,000 and $15,000 and $30,000 and $30,000 as stock-based compensation expense for the three and six months ended June 30, 2016 and 2015, respectively, based upon the estimated fair value per share.

The Compensation Committee of the Board of Directors also approved an award of 1,000 shares of restricted common stock issued to each of two executives of the Property Manager during the six months ended June 30, 2016. We recognized stock-based compensation expense of $0 and $0 and $20,000 and $20,000 with respect to these awards based on the offering price of $10 per share for the three and six months ended June 30, 2016 and 2015, respectively.

 Incentive Plan compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

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

On February 9, 2010, we commenced our initial public offering of up to $250,000,000 in shares of our common stock to the public at a price of $10 per share and up to $23,750,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  On April 25, 2013, we terminated our initial public offering.  As of the termination of our initial public offering on April 25, 2013, we had accepted subscriptions for and issued 4,455,678 shares of our common stock, including 162,561 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $43,943,731.

On July 16, 2013, we commenced our follow-on public offering of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan terminated as of July 16, 2016. As of June 30, 2016, we had accepted subscriptions for, and issued 14,083,073 shares of our common stock in our follow-on offering, including 985,000 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $136,949,949.  As of June 30, 2016, we had accepted subscriptions for, and issued 18,539,000 shares of our common stock in our initial public offering and follow-on offering, including 1,147,990 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $180,893,680.

We intend to invest the remaining net proceeds of our public offering in commercial real estate properties and other real estate-related investments.  As of June 30, 2016, we owned 16 commercial real properties comprising approximately 2,562,000 square feet.

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

Effective March 31, 2016 we terminated our follow-on offering.  Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, merging our Company with its affiliates followed by a listing of our shares of common stock on a national securities exchange.  Management currently estimates the possible timing for such a liquidity event to be during 2017.  However, our board of directors has not made a decision to pursue any specific liquidity event, and there can be no assurance that we will complete a liquidity event on the terms described above, or at all.

We do not anticipate that there will be any market for our shares of common stock unless they are listed on a national securities exchange.  In the event that our shares of common stock are not listed or traded on an established securities exchange prior to the tenth anniversary of the termination of our initial public offering, which terminated on April 25, 2013, our charter requires that the board of directors must seek the approval of our stockholders of a plan to liquidate our assets, unless the board of directors has obtained the approval of our stockholders (1) to defer the liquidation of our assets or (2) of an alternate strategy.

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

Our Real Estate Portfolio

As of June 30, 2016, we owned the 16 commercial real estate properties listed below. All figures below are in thousands except for per square foot and percentage occupancy.

		Gross Leasable Area SF		Annualized Base Rental Revenue	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
			Percent Occupied
Property Name	Location
Retail:
Richardson Heights	Richardson TX	201	80%	$2,752	$17.08	$18.70
Cooper Street	Arlington TX	128	100%	1,493	11.70	11.61
Total - Retail		329	88%	$4,245	$14.70	$15.54
Office:
Bent Tree Green	Dallas TX	140	80%	$2,142	$19.20	$18.68
Parkway I & II	Dallas TX	136	61%	1,101	13.17	15.88
Gulf Plaza	Houston TX	121	100%	2,401	19.93	19.87
Energy Plaza	San Antonio TX	180	82%	3,039	20.69	21.53
Timbercreek	Houston TX	51	77%	634	16.17	16.65
Copperfield	Houston TX	43	88%	631	16.87	18.02
400 North Belt	Dallas TX	231	56%	2,495	19.33	19.68
Hillcrest	Houston TX	204	77%	2,179	13.93	14.42
Skymark	San Antonio TX	116	66%	1,424	18.52	18.95
Corporate Park	Houston TX	113	81%	1,393	15.08	15.51
Ashford Crossing	Houston TX	158	90%	2,818	19.80	20.31
One Technology	San Antonio TX	196	82%	3,782	23.41	23.56
Westway One	Irving TX	166	100%	2,668	16.08	17.43
Total – Office		1,855	79%	$26,707	$18.25	$18.83
Industrial:
Mitchelldale	Houston TX	378	91%	$2,160	$6.29	$6.55
Total		2,562	82%	$33,112	$15.80	$16.37

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three or six months ended June 30, 2016.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF CONTINUING OPERATIONS

Comparison of the three months ended June 30, 2016 versus June 30, 2015.

Overview

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2016 and 2015. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods.

As of June 30, 2016 we owned 16 commercial properties comprising approximately 2,562,000 square feet plus three pad sites, all located in Texas.  As of June 30, 2016, we owned eight properties located in Richardson, Arlington, Irving and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of June 30, 2015 we owned 11 commercial properties comprising approximately 1,812,000 square feet plus three pad sites, all located in Texas.  As of June 30, 2015, we owned five properties located in Richardson, Arlington, and Dallas, Texas, five properties located in Houston, Texas and one property located in San Antonio, Texas.

To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus new-store net operating income (property revenues minus property expenses), or “NOI”. “NOI” is the measure used by management to assess property performance. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States, or “GAAP,” and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the operating results of our real estate, in thousands.   The tables set forth in the discussion below reconcile NOI, a non-GAAP financial measure, to net loss.

For purposes of this report, we define same store (“Same Store”) properties as those properties which we owned for the entirety of the six months ended June 30, 2016 and June 30, 2015.  For purposes of the following discussion, Same Store properties refer to Richardson Heights, Cooper Street, Bent Tree Green, Parkway, Gulf Plaza, Mitchelldale, Energy Plaza, Timbercreek and Copperfield properties. For purposes of this report, we new store (“New Store”) properties refer to Commerce Plaza Hillcrest, 400 North Belt Ashford Crossing, Corporate Park Place, Skymark Tower, One Technology Center and Westway One.

Comparison of the three months ended June 30, 2016 versus June 30, 2015.

	Three months ended June 30,
	2016	2015	Changes
Same Store:
Revenue	$4,981	$4,770	$211
Property operating expenses	1,324	1,263	61
Real estate taxes and insurance	649	720	(71)
Asset management fees	201	201	-
General and administrative	167	65	102
Same Store NOI	$2,640	$2,521	$119

New Store:
Revenue	$4,235	$871	$3,364
Property operating expenses	1,518	230	1,288
Real estate taxes and insurance	513	104	409
Asset management fees	145	26	119
General and administrative	166	42	124
New Store NOI	$1,893	$469	$1,424
Property NOI	$4,533	$2,990	$1,543

Reconciliation of Property NOI to Net loss

Net loss attributable to common shares	($2,484)	($1,781)	($703)
Asset acquisition fees	542	539	3
General and administrative - corporate	338	194	144
Organization and offering costs	206	218	(12)
Depreciation and amortization	5,383	3,060	2,323
Interest expense	498	760	(262)
Non-controlling interest	50	-	50
Property NOI	$4,533	$2,990	$1,543

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended June 30, 2016 and 2015 we had total rental revenues and tenant reimbursements of $9,216,000 and $5,641,000, respectively. The $3,575,000 increase in total rental revenues and tenant reimbursements was primarily due to the fact that we owned 16 properties as of June 30, 2016, as compared to the 11 properties we owned as of June 30, 2015. Same Store property revenues increased by $211,000, or approximately 4.4%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses.  For the three months ended June 30, 2016 and June 30, 2015 we had operating expenses of $5,563,000 and $3,384,000, respectively.  Same Store operating expenses increased $61,000 for the three months ended June 30, 2016 over the three months ended June 30, 2015 due to increased repair and maintenance costs which are included in property operating expenses on the accompanying consolidated statements of operations.

 Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees paid to our advisor were $347,000 and $227,000 for the three months ended June 30, 2016 and June 30, 2015, respectively.  Acquisition costs related to the acquisition of our properties were $541,000 and $539,000 for the three months ended June 30, 2016 and June 30, 2015, respectively. The increase in acquisition and asset management fees is attributable to the six properties we acquired between May and November in 2015, and the fact that we owned 16 properties as of June 30, 2016, as compared to the 11 properties we owned as of June 30, 2015. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For the three months ended June 30, 2016 and June 30, 2015 we paid our Property Manager $784,000 and $448,000, respectively, for property management fees and $1,121,000 and $285,000, respectively, for leasing commissions. The increase in property management fees we paid to our Property Manager from the three months ended June 30, 2015 to the three month’s ended June 30, 2016 was primarily due to the increase in revenues attributable to the six properties acquired between May to November in 2015.

Real estate taxes and insurance – Real estate taxes and insurance were $1,162,000 and $824,000 for the three months ended June 30, 2016 and 2015, respectively. The increase in real estate taxes and insurance from the three months ended June 30, 2015 to the three months ended June 30, 2016 was primarily due to the fact that we owned 16 properties as of June 30, 2016, as compared to the 11 properties we owned as of June 30, 2015.

Depreciation and amortization – Depreciation and amortization were $5,383,000 and $3,060,000 for the three months ended June 30, 2016 and 2015, respectively.  Depreciation and amortization increased from the three months ended June 30, 2015 to the three months ended June 30, 2016 primarily due to the fact that we owned 16 properties as of June 30, 2016, as compared to the 11 properties we owned as of June 30, 2015.

General and administrative expenses - General and administrative expenses were $671,000 and $301,000 for the three months ended June 30, 2016 and 2015, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is due to increased professional fees and certain recoverable and non-recoverable property operating expenses. We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs - We have incurred certain expenses in connection with our organization and the sale of our shares of common stock.  These costs principally relate to professional and filing fees.  As of June 30, 2016, such costs totaled $858,000 and have been expensed as incurred since February 5, 2009, the date of our inception.  For the three months ended June 30, 2016 and June 30, 2015, organization and offering costs were $206,000 and $218,000, respectively.

Net loss – We incurred net losses of $2,484,000 and $1,781,000 for the three months ended June 30, 2016 and 2015, respectively.  The net loss for the three months ended June 30, 2016 is primarily attributable to depreciation and amortization expense attributable to real estate assets.

Comparison of the six months ended June 30, 2016 versus June 30, 2015.

	Six months ended June 30,
	2016	2015	Changes
Same Store:
Revenue	$10,172	$9,649	$523
Property operating expenses	2,926	2,473	453
Real estate taxes and insurance	1,350	1,442	(92)
Asset management fees	403	402	1
General and administrative	336	170	166
Same Store NOI	$5,157	$5,162	($5)

New Store:
Revenue	$8,294	$871	$7,423
Property operating expenses	3,142	230	2,912
Real estate taxes and insurance	999	104	895
Asset management fees	277	26	251
General and administrative	290	42	248
New Store NOI	$3,586	$469	$3,117
Property NOI	$8,743	$5,631	$3,112

Reconciliation of Property NOI to Net loss

Net loss attributable to common shares	($4,453)	($2,702)	($1,751)
Asset acquisition fees	541	539	2
General and administrative - corporate	620	409	211
Organization and offering costs	(44)	356	(400)
Depreciation and amortization	10,685	5,511	5,174
Interest expense	1,344	1,518	(174)
Non-controlling interest	50	-	50
Property NOI	$8,743	$5,631	$3,112

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For six months ended June 30, 2016 and 2015 we had total rental revenues and tenant reimbursements of $18,466,000 and $10,520,000, respectively. The $7,946,000 increase in total rental revenues and tenant reimbursements was primarily due to the fact that we owned 16 properties as of June 30, 2016, as compared to the 11 properties we owned as of June 30, 2015. Same Store property revenues increased by $523,000, or approximately 5.4%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses.  For the six months ended June 30, 2016 and June 30, 2015 we had operating expenses of $10,884,000 and $5,837,000, respectively.  Same Store operating expenses increased $453,000 for the six months ended June 30, 2016 over the six months ended June 30, 2015 due to increased repair and maintenance costs which are included in property operating expenses on the accompanying consolidated statements of operations.

 Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees to our advisor were $680,000 and $428,000 for the six months ended June 30, 2016 and June 30, 2015, respectively.  Acquisition costs related to the acquisition of our properties were $541,000 and $539,000 for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase in acquisition and asset management fees is attributable to the six properties we acquired between May and November in 2015, and the fact that we owned 16 properties as of June 30, 2016, as compared to the 11 properties we owned as of June 30, 2015. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For the six months ended June 30, 2016 and June 30, 2015 we paid our Property Manager $651,000 and $409,000, respectively, for property management fees and $1,489,000 and $229,000, respectively, for leasing commissions. The increase in property management fees we paid to our Property Manager from the six months ended June 30, 2015 to the six month’s ended June 30, 2016 was primarily due to the increase in revenues attributable to the six properties acquired between May to November in 2015.

Real estate taxes and insurance – Real estate taxes and insurance were $2,349,000 and $1,546,000 for the six months ended June 30, 2016 and 2015, respectively. The increase in real estate taxes and insurance from the six months ended June 30, 2015 to the six months ended June 30, 2016 was primarily due to the fact that we owned 16 properties as of June 30, 2016, as compared to the 11 properties we owned as of June 30, 2015.

Depreciation and amortization – Depreciation and amortization were $10,685,000 and $5,511,000 for the six months ended June 30, 2016 and 2015, respectively.  Depreciation and amortization increased from the six months ended June 30, 2015 to the six months ended June 30, 2016 primarily due to the fact that we owned 16 properties as of June 30, 2016, as compared to the 11 properties we owned as of June 30, 2015.

General and administrative expenses - General and administrative expenses were $1,247,000 and $621,000 for the six months ended June 30, 2016 and 2015, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is due to increased professional fees and certain recoverable and non-recoverable property operating expenses. We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs - We have incurred certain expenses in connection with our organization and the sale of our shares of common stock.  These costs principally relate to professional and filing fees.  As of June 30, 2016, such costs totaled $858,000 and have been expensed as incurred since February 5, 2009, the date of our inception.  For the six months ended June 30, 2016 and June 30, 2015, organization and offering costs were $814,000 and $356,000, respectively.

Organization and offering expenses will be reimbursed to us by the Advisor following the completion of a public offering to the extent that organization and offering expenses incurred by us exceed 1.5% of gross offering proceeds from the completed public offering.  As of June 30, 2016 and December 31, 2015, respectively, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering proceeds was cumulatively $858,000 and $668,000 for our initial and follow-on offerings, respectively.  The offering terminated on June 30, 2016 and accordingly we have recorded a receivable from the Advisor and recorded a contra expense of $858,000 resulting in a net credit for organization and offering expenses of $44,000 for the six months ended June 30, 2016.

Net loss – We incurred net losses of $4,453,000 and $2,702,000 for the six months ended June 30, 2016 and 2015, respectively.  The net loss for the six months ended June 30, 2016 is primarily attributable to depreciation and amortization expense attributable to real estate assets.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2016 and 2015 including a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(2,484)	$ (1,781)	$ (4,453)	$ (2,702)
Depreciation and amortization	5,383	3,060	10,685	5,511
Funds from operations (FFO)	2,899	1,279	6,232	2,809
Acquisition related expenses	541	539	542	539
Modified funds from operations (MFFO)	$3,440	$1,818	$6,774	$3,348

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through June 30, 2016, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Period From inception to December 31, 2010 (2)	$ -	$ -	$ -
First Quarter 2011	21	20	41
Second Quarter 2011	45	51	96
Third Quarter 2011	70	70	140
Fourth Quarter 2011	119	101	220
First Quarter 2012	175	150	325
Second Quarter 2012	209	194	403
Third Quarter 2012	236	246	482
Fourth Quarter 2012	271	279	550
First Quarter 2013	316	311	627
Second Quarter 2013	373	388	761
Third Quarter 2013	442	412	854
Fourth Quarter 2013	550	483	1,033
First Quarter 2014	568	535	1,103
Second Quarter 2014	614	577	1,191
Third Quarter 2014	632	605	1,237
Fourth Quarter 2014	665	641	1,306
First Quarter 2015	703	714	1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,020	1,947
Fourth Quarter 2015	1,042	1,108	2,150
First Quarter 2016	1,269	1,209	2,478
Second Quarter 2016	1,707	1,335	3,042
Total	$11,757	$11,325	$23,082

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

For the six months ended June 30, 2016, we paid aggregate distributions of $5,520,000 including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash used in operating activities was $2,544,000 and our FFO was $6,281,000. For the six months ended June 30, 2016, 0% of distributions were paid from cash provided by offering proceeds.   For the six months ended June 30, 2015, we paid aggregate distributions of $3,096,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash provided by operating activities was $638,000 and our FFO was $2,809,000. For the six months ended June 30, 2015, 79% of distributions were paid from offering proceeds.  For the period from our inception (January 20, 2011 was the date we first paid distributions) to June 30, 2016, we paid aggregate distributions of $23,082,000.  During the period from our inception to June 30, 2016, our cash provided by operating activities was $10,538,000, our net loss was $22,501,000 and our FFO was $15,362,000. Of the $23,082,000 in aggregate distributions paid to our stockholders from inception to June 30, 2016, approximately 44% was paid from net cash provided by operating activities and approximately 56% was funded from offering proceeds.   For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.

Liquidity and Capital Resources

 As of June 30, 2016, we had issued 18,538,751 shares of our common stock in our initial and follow-on public offerings, including 1,147,900 shares of our common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $180,894,000. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan terminated effective as of July 16, 2016.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of June 30, 2016, our outstanding secured debt is $77,698,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of June 30, 2016 we had continuing operations from 16 commercial real estate properties versus 11 properties owned as of June 30, 2015.  During the six months ended June 30, 2016, net cash used in operating activities was $2,544,000 versus $638,000 net cash provided by operating activities for six months ended June 30, 2015.  The decrease in cash flow from operating activities is primarily attributable to advances to related parties, decrease in accounts payable and accrued expenses and payment of leasing commissions. We expect cash flows from operating activities to increase in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the six months ended June 30, 2016, net cash used in investing activities was $40,030,000 versus $24,204,000 for the six months ended June 30, 2015 and consisted primarily of cash used for additions to real estate of $23,840,000 and $22,254,000, respectively; the investment of $8,959,000 in common shares of Hartman Income REIT, Inc., and the $7,231,000 financing investment by our taxable REIT subsidiary with an affiliate.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our public offering and distributions paid to our common stockholders.  Net cash provided by financing activities for the six months ended June 30, 2016 and 2015, respectively, was $42,645,000 and $21,971,000 and consisted of the following:

•

$41,569,000 and $25,225,000, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock of $2,112,000 and $1,130,00 respectively;

•

$688,000 and $28,000, respectively, of cash used to redeem common stock pursuant to our share redemption plan;

•

$1,280,000 and $567,000, respectively of cash provided by term loan and revolving credit and net repayments of the both,

•

$2,976,000 and $1,507,000, respectively of net cash distributions, after giving effect to distributions reinvested by stockholders of $2,619,000 and $1,590,000;

•

$211,000 and $122,000, respectively of insurance premium finance proceeds net of repayments;

•

$5,500,000 and $0, respectively of investment proceeds received from non-controlling interest investor; and

•

$139,000 and $144,000, respectively of deferred loan costs.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2016, our borrowings were not in excess of 300% of the value of our net assets.

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

As of June 30, 2016, we had notes payable totaling an aggregate principal amount of $77,698,000. For more information on our outstanding indebtedness, see Note 6 (Notes Payable) to the consolidated financial statements included in this report.

The following is a summary of our contractual obligations as of June 30, 2016, in thousands:

Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations (1)	$77,698	$607	$11,580	$13,653	$51,858
Interest payments on outstanding debt obligations (2)	35,412	1,367	5,318	5,064	23,663
Purchase obligations (3)	-	-	-	-	-
Total	$113,110	$1,974	$16,898	$18,717	$75,521

(1)

Amounts include principal payments only.

(2)

Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2016.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of June 30, 2016.

Off-Balance Sheet Arrangements

     As of June 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the notes to the accompanying consolidated financial statements.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” and Note 9 (Related Party Transactions) to the consolidated financial statements included in this Report for a discussion of the various related-party transactions, agreements and fees.

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

None.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2016, in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

During the three months ended June 30, 2016, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2016	-	-	-	(3)
May 2016	26,065	26,065	$9.67	(3)
June 2016	-	-	-	(3)
	26,065	26,065	$9.67

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

On February 9, 2010, our Registration Statement on Form S-11 (File No. 333-154750), registering a public offering of up to $273,750,000 in shares of our common stock, was declared effective by the SEC and we commenced our initial public offering.  In our initial public offering we offered up to 25,000,000 shares of our common stock to the public at $10.00 per share with discounts available to certain categories of purchasers and up to 2,500,000 shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  We issued a total of 4,455,678 shares of our common stock in our initial public offering, including 162,561 shares of our common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $43,943,731.  On July 16, 2013, our Registration Statement on Form S-11 (File No. 333-185336), registering our follow-on public offering of up to $219,000,000 in shares of our common stock, was declared effective by the SEC.  In our follow-on offering, we offered up to 20,000,000 shares of our common stock to the public at $10.00 per share and up to 2,000,000 common shares pursuant to our distribution reinvestment plan at $9.50 per share. We terminated the sale of shares of our common stock to the public in our follow-on offering effective as of March 31, 2016.  We terminated the offer and sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan as of July 16, 2016.

As of June 30, 2016, we had accepted subscriptions for, and issued 18,539,000 shares of our common stock in our initial public offering and our follow-on offering, including 1,148,000 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $180,894,000.

As of June 30, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering in the amounts set forth in the tables below. D.H. Hill Securities, LLLP, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense $000	Amount	Estimated/Actual
Selling commissions and dealer manager fees [1]	$ 2,942	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	472	Actual
Total expenses	$ 3,414

Follow-On Offering:

1 Selling commissions and dealer manager fees previously reported here with respect to our initial public offering were overstated by $558,000 based on incorrect information reported to FINRA by our dealer manager.  The error does not affect these or any previously issued financial statements.

Type of Expense $000	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$10,256	Actual
Finders’ fees		—
Expenses paid to or for underwriters		—
Other organization and offering costs	3,358	Actual

Total expenses	$13,614

As of June 30, 2016, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $152,295,000, excluding $11,013,000 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan. For six months ended June 30, 2016, the ratio of the cost of raising capital to capital raised was approximately 15.9%.

We intend to use substantially all of the remaining net proceeds from our public offerings to continue to invest in a portfolio of real properties. As of June 30, 2016, we had used $113,388,000 of the net proceeds from our public offerings, plus debt financing, to purchase our 16 investments in commercial properties. As of June 30, 2016, we had paid $4,877,000 of acquisition fees to our advisor.

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

Date: August 15, 2016

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: August 15, 2016

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)