Form 10-Q
period 2016-11-14
Hartman Short Term Income Properties XX, Inc.
filed 2016-11-15
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

xQuarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016 there were 18,166,873 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)

Real estate assets, at cost	$ 215,198	$ 189,707
Accumulated depreciation and amortization	(43,876)	(27,384)
Real estate assets, net	171,322	162,323

Cash and cash equivalents	629	1,380
Restricted cash	2,371	6,900
Accrued rent and accounts receivable, net	4,097	2,750
Note receivable - related party	7,231	-
Deferred leasing commission costs, net	4,195	2,403
Goodwill	250	250
Prepaid expenses and other assets	1,972	1,390
Due from related parties	4,721	199
Investment in affiliate	8,959	-
Total assets	$ 205,747	$ 177,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$ 73,522	$ 74,995
Accounts payable and accrued expenses	8,115	9,367
Tenants' security deposits	1,504	1,326
Total liabilities	83,141	86,688

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 18,180,251 shares and 13,769,384 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	18	14
Additional paid-in capital	169,472	128,336
Accumulated distributions and net loss	(52,330)	(36,443)
Total stockholders' equity	117,160	91,907
Noncontrolling interests in subsidiary	5,446	-
Total equity	122,606	91,907
Total liabilities and total equity	$ 205,747	$ 177,595

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental revenues	$ 8,480	$ 6,068	$ 24,473	$ 15,041
Tenant reimbursements and other revenues	1,452	855	3,855	2,401
Total revenues	9,932	6,923	28,328	17,442

Expenses (income)
Property operating expenses	3,688	2,242	9,756	4,945
Asset management and acquisition fees	372	991	1,593	1,958
Organization and offering costs	-	296	(44)	653
Real estate taxes and insurance	1,263	976	3,612	2,522
Depreciation and amortization	5,808	4,012	16,492	9,523
General and administrative	539	338	1,785	959
Interest expense	961	825	2,649	2,359
Interest and dividend income	(291)	(3)	(704)	(20)
Total expenses	12,340	9,677	35,139	22,899
Net loss	(2,408)	(2,754)	(6,811)	(5,457)
Net income attributable to noncontrolling interests	47	-	97	-
Net loss attributable to common stockholders	$ (2,455)	$ (2,754)	$ (6,908)	$ (5,457)

Net loss attributable to common stockholders per share	$ (0.13)	$ (0.24)	$ (0.40)	$ (0.54)
Weighted average number of common shares outstanding, basic and diluted	18,215	11,460	17,076	10,050

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)
	Preferred Stock		Common Stock		Additional	Accumulated	Total
					Paid-In	Distributions	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Equity (Deficit)	Interests	Equity (Deficit)
Balance, December 31, 2015	1	$-	13,769	$14	$128,336	($36,443)	$91,907	$-	$91,907
Issuance of common shares (cash investment), net of redemptions	-	-	4,119	4	40,272	-	40,276	-	40,276
Issuance of common shares (non-cash)	-	-	292	-	2,967	-	2,967	-	2,967
Investment of noncontrolling interest	-	-	-	-	-	-	-	5,500	5,500
Selling commissions	-	-	-	-	(2,103)	-	(2,103)	-	(2,103)
Dividends and distributions (cash based)	-	-	-	-	-	(6,397)	(6,397)	(151)	(6,548)
Dividends and distributions (stock based)	-	-	-	-	-	(2,582)	(2,582)	-	(2,582)
Net (loss) Income	-	-	-	-	-	(6,908)	(6,908)	97	(6,811)
Balance, September 30, 2016	1	$-	18,180	$18	$169,472	($52,330)	$117,160	$5,446	$122,606

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$ (6,811)	$ (5,457)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	76	65
Depreciation and amortization	16,492	9,523
Deferred loan and lease commission costs amortization	805	384
Bad debt provision	466	170
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(1,813)	(662)
Deferred leasing commissions	(2,311)	(758)
Prepaid expenses and other assets	(745)	289
Accounts payable and accrued expenses	(1,830)	341
Due from related parties	(4,522)	(359)
Tenants' security deposits	178	423
Net cash (used in) provided by operating activities	(15)	3,959
Cash flows from investing activities:
Acquisition deposits	-	(470)
Investment in note receivable from affiliate	(7,231)	-
Investment in affiliate	(8,959)	-
Restricted cash	4,529	-
Additions to real estate	(25,491)	(51,846)
Net cash used in investing activities	(37,152)	(52,316)
Cash flows from financing activities:
Distributions paid in cash	(5,745)	(2,434)
Payment of selling commissions	(2,103)	(1,722)
Proceeds from insurance premium finance note	421	293
Repayment of insurance premium finance note	(337)	(244)
Noncontrolling interest's capital	5,500	-
Payments of deferred loan costs	(139)	(298)
Proceeds under term loan notes	10,819	-
Repayments under term loan notes	(893)	(854)
Proceeds from revolving credit advances	29,400	29,425
Repayments of revolving credit advances	(40,946)	(12,185)
Proceeds from issuance of common stock	41,618	36,464
Redemption of common shares	(1,179)	(181)
Net cash provided by financing activities	36,416	48,264
Net change in cash and cash equivalents	(751)	(93)
Cash and cash equivalents at the beginning of period	1,380	4,429
Cash and cash equivalents at the end of period	$ 629	$ 4,336

Supplemental cash flow information:
Cash paid for interest	2,477	2,171

Supplemental disclosures of non-cash investing and financing activities:
Increase (decrease) in distribution payable	(406)	116
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	2,988	2,609
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

Effective March 31, 2016, the Company terminated the offer and sale of its common stock to the public in its follow-on public offering.  The sale of shares of the Company’s common stock to its stockholders pursuant to the Company’s distribution reinvestment plan was discontinued as of July 16, 2016.

As of September 30, 2016, the Company had issued 18,574,461 shares of its common stock in its initial and follow-on public offerings, including 1,174,761 shares of common stock pursuant to its distribution reinvestment plan, resulting in aggregate gross offering proceeds of $181,336,480.  Total shares issued and outstanding as of September 30, 2016 include 34,875 shares of common stock issued as non-employee compensation to members of the Company’s board of directors and certain executives of the Property Manager (as defined below).

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc., a Texas corporation wholly owned by Allen R. Hartman, the Company’s Chief Executive Officer and Chairman of the Board of Directors.  The Company sold 19,000 shares of common stock to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company issued 1,000 shares of convertible preferred stock to its advisor, Hartman Advisors LLC (“Advisor”), at a price of $10.00 per share.   The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc. (the “Property Manager”). The Property Manager is a wholly owned subsidiary of Hartman Income REIT, Inc. of which approximately 20% is beneficially owned by Allen R. Hartman.

On April 11, 2014, the Company formed Hartman XX Limited Partnership, a Texas limited partnership (the “Operating Partnership”).  On March 7, 2014, the Company formed Hartman XX REIT GP LLC, a Texas limited liability company, to serve as the sole general partner of the Operating Partnership.  The Company is the sole limited partner of the Operating Partnership.  The Operating Partnership or its wholly owned subsidiaries own 100% of the membership interests in the limited liability companies through which the Company owns its properties, except for Hartman Westway One, LLC which is 54.33% owned by the Operating Partnership and 45.67% owned by a noncontrolling interest investor.

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

On April 7, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $12.40 as of December 31, 2015.  In connection with its determination of an estimated value per common share, on April 26, 2016 the Company’s board of directors also determined to increase the purchase price of shares offered pursuant to the Company’s distribution reinvestment plan to $12.40 per common share, which became effective for shares purchased on or after June 1, 2016.  Effective July 16, 2016, the Company’s distribution reinvestment plan was terminated concurrent with the termination of the effective registration of the Company’s common shares.

As of September 30, 2016, the Company owned 16 commercial properties comprising approximately 2,562,000 square feet plus three pad sites, all located in Texas.  As of September 30, 2016, the Company owned eight properties located in Richardson, Arlington, Irving and Dallas, Texas, six properties located in Houston, Texas and

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

two properties located in San Antonio, Texas. As of September 30, 2015, the Company owned 14 commercial properties comprising approximately 2,200,000 square feet plus three pad sites, all located in Texas.  As of September 30, 2015, the Company owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and one property located in San Antonio, Texas.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2015 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of September 30, 2016 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2016, and the results of consolidated operations for the three and nine months ended September 30, 2016 and 2015, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2016 and the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015.  The results of the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of September 30, 2016 and December 31, 2015 consisted of demand deposits at commercial banks.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

Restricted Cash

Restricted cash represents cash for which the use of funds is restricted by certain loan documents.  As of September 30, 2016 and December 31, 2015, the Company had a restricted cash balance of $2,371,000 and $6,900,000, respectively, representing amounts set aside as impounds to be disbursed to the Company (i) upon its achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property, and (ii) the completion of certain agreed upon capital repairs at the Cooper Street Property and the Mitchelldale Property.  Restricted cash as of December 31, 2015 included $6,500,000 of loan proceeds and $400,000 in cash, in an escrow account with a loan servicer.  During the three and nine months ended September 30, 2016, the Company applied for and received $4,129,000 of the restricted loan proceeds and $400,000 of the capital repair escrow.  If the Company does not meet the agreed upon requirements for the disbursement of any of the remaining $2,371,000, such amount will be applied to the outstanding term loan balance on or before December 31, 2016.

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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2016.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

Organization and Offering Expenses

The Company has incurred certain organization and offering expenses in connection with the organization of the Company and the offering of the Company’s shares of common stock in the Company’s public offerings. These costs principally relate to professional and filing fees. For the three months ended September 30, 2016 and 2015, such costs totaled $0 and $296,000, respectively.  For the nine months ended September 30, 2016 and 2015, such costs totaled $814,000 and $653,000, respectively.

Organization and offering expenses of the Company are paid directly by the Company or incurred by Advisor on behalf of the Company and reimbursed by the Company to the Advisor (subject to certain limitations). Pursuant to the Advisory Agreement, organization and offering expenses will be reimbursed by the Advisor to the Company following the completion of a public offering of the Company to the extent that total organization and offering expenses incurred by the Company in connection with such public offerings (excluding selling commissions and dealer manager fees) exceed 1.5% of gross offering proceeds from the completed public offerings.  As of September 30, 2016 and December 31, 2015, respectively, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering proceeds was cumulatively $858,000 and $668,000 for the Company’s initial and follow-on public offerings, respectively. The Company terminated the offer and sale of its common stock to the public in its follow-on offering on March 31, 2016.  The Company continued to process subscriptions dated on or before March 31, 2016 through June 30, 2016.  The Company has recorded a receivable from the Advisor and recorded a contra expense of $858,000 resulting in a net credit for organization and offering expenses of ($44,000) during the nine months ended September 30, 2016.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $15,000 and $23,000 for the three months ended September 30, 2016 and 2015, respectively.  Advertising costs totaled $52,000 and $68,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

For the three months ended September 30, 2016 and 2015, the Company incurred a net loss of $2,408,000 and $2,754,000, respectively.  For the nine months ended September 30, 2016 and 2015, the Company incurred a net loss of $6,811,000 and $5,457,000, respectively.  The Company has formed a taxable REIT subsidiary which may generate future taxable income, which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of September 30, 2016 and 2015, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2016 and 2015 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

The Company maintains cash accounts in two U.S. financial institutions.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders

Major tenants are defined as those tenants which individually comprise more that 10% of the Company’s total rental revenues.  The sole tenant of the Company’s Gulf Plaza property represented 7.3% and 10.2% of total rental revenues for nine months ended September 30, 2016 and 2015, respectively.

Recent Accounting Pronouncements

ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The Company has adopted this guidance for all periods presented.

In February 2016, the FASB issued guidance requiring lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting will remain largely unchanged. The guidance will also require new qualitative and quantitative disclosures to help financial statement users better understand the timing, amount and uncertainty of cash flows arising from leases. This guidance will be effective for reporting periods beginning on or after December

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this guidance and its impact on the consolidated financial statements.

Note 3 — Real Estate

   The Company’s real estate assets consisted of the following, in thousands:

	September 30, 2016	December 31, 2015
Land	$53,406	$47,997
Buildings and improvements	106,776	91,645
In-place lease value intangible	55,016	50,065
	215,198	189,707
Less accumulated depreciation and amortization	(43,876)	(27,384)
Total real estate assets	$171,322	$162,323

       Depreciation expense for the three months ended September 30, 2016 and 2015 was $1,742,000 and $1,182,000, respectively.  Depreciation expense for the nine months ended September 30, 2016 and 2015 was $4,705,000 and $2,914,000, respectively.  Amortization expense of in-place lease value intangible was $4,066,000 and $2,830,000 for the three months ended September 30, 2016 and 2015, respectively.  Amortization expense of in-place lease value intangible was $11,787,000 and $6,609,000 for the nine months ended September 30, 2016 and 2015, respectively.

       Acquisition fees paid to Advisor were $0 and $724,000 for the three months ended September 30, 2016 and 2015, respectively.   Acquisition fees paid to Advisor were $541,000 and $1,262,000 for the nine months ended September 30, 2016 and 2015, respectively.  Asset management fees paid to Advisor were $372,000 and $267,000 for the three months ended September 30, 2016 and 2015, respectively.  Asset management fees paid to Advisor were $1,052,000 and $696,000 for the nine months ended September 30, 2016 and 2015, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three and six months ended September 30, 2016 and 2015, respectively.

On June 1, 2016, Hartman Westway One, LLC, a wholly owned subsidiary of the Operating Partnership, acquired a three story office building containing approximately 166,000 square feet of office space located in Irving, Texas, commonly known as Westway One (the “Westway One Property”).  The Westway One Property was acquired for $21,638,000, exclusive of closing costs, from an unaffiliated third party seller.  The Westway One Property was 100% occupied at the acquisition date.  An acquisition fee of $541,000 was earned by the Advisor in connection with the purchase of the Westway One Property.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	September 30, 2016	December 31, 2015
In-place lease value intangible	$ 55,016	$ 50,065
In-place leases – accumulated amortization	(30,515)	(18,728)
Acquired lease intangible assets, net	$ 24,501	$ 31,337

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	September 30, 2016	December 31, 2015
Tenant receivables	$ 1,559	$ 1,176
Accrued rent	3,051	2,065
Other receivable	446	2
Allowance for uncollectible accounts	(959)	(493)
Accrued rents and accounts receivable, net	$ 4,097	$ 2,750

As of September 30, 2016 and December 31, 2015, the Company had an allowance for uncollectible accounts of $959,000 and $493,000, respectively.  For the three months ended September 30, 2016 and 2015, the Company recorded bad debt expense in the amount of $223,000 and $159,000, respectively, related to tenant receivables that have specifically identified as potentially uncollectible based on an assessment of each tenant’s credit-worthiness.  For the nine months ended September 30, 2016 and 2015, the Company recorded bad debt expense in the amount of $508,000 and $170,000, respectively.  For the nine months ended September 30, 2016 and 2015, the Company recorded write-offs of $42,000 and $0, respectively.  Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	September 30, 2016	December 31, 2015
Deferred leasing commissions	$ 5,317	$ 3,006
Less: accumulated amortization	(1,122)	(603)
Deferred leasing commission cost, net	$ 4,195	$ 2,403

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

Note 6 — Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “TCB Credit Facility”) with Texas Capital Bank.  The borrowing base of the TCB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.  On July 2, 2014, the Company entered into a modification agreement of the TCB Credit Facility to add the Gulf Plaza Property as the sole collateral property and the borrowing base of the TCB Credit Facility was $7.0 million.  On January 23, 2015, the TCB Credit Facility was modified to add the Timbercreek and Copperfield properties as collateral and the borrowing base of the TCB Credit Facility was increased to $9.9 million.  On November 10, 2015, the TCB Credit Facility was modified to add the One Technology Center property to the borrowing base.  As modified, the borrowing base is $20.925 million.  The TCB Credit Facility note, as currently modified, bears interest at the greater of 4.25% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 4.50% per annum as of September 30, 2016 and December 31, 2015. All borrowings under the TCB Credit Facility mature on May 9, 2017.

The outstanding balance under the TCB Credit Facility was $1.3 million as of September 30, 2016 and $4.0 million as of December 31, 2015.  As of September 30, 2016 the amount available to be borrowed under the TCB Credit Facility is $19.6 million.  As of September 30, 2016, the Company was in compliance with all loan covenants under the TCB Credit Facility.

The Company is a party to a $15.52 million revolving credit agreement (the “EWB Credit Facility”) with East West Bank.  The borrowing base of the EWB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The EWB Credit Facility is secured by the Commerce Plaza Hillcrest, Corporate Park Place and 400 North Belt properties.  The EWB Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4% per annum as of September 30, 2016 and as of December 31, 2015.  All loans under the EWB Credit Facility mature on August 24, 2017.

On October 8, 2015 the Company entered into a second revolving credit agreement with East West Bank (the “EWB II Credit Facility”).  The borrowing base of the EWB II Credit Facility is $9.9 million and may be adjusted from time to time subject to the lender’s underwriting with respect to the real property collateral.    The EWB II Credit Facility is secured by the Ashford Crossing and Skymark Tower properties.  The EWB II Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4% per annum as of September 30, 2016 and as of December 31, 2015.  All loans under the EWB II Credit Facility mature on August 24, 2017.

The aggregate outstanding balance under the EWB Credit Facility and EWB II Credit Facility was $5.1 million as of September 30, 2016 and $14.0 million as of December 31, 2015.  As of September 30, 2016, the aggregate amount available to be borrowed under the EWB Credit Facility and EWB II Credit Facility is $20.3 million.  As of September 30, 2016, the Company was in compliance with all loan covenants under the EWB Credit Facility and EWB II Credit Facility.

In connection with the acquisition of Westway One property, the Company entered into a mortgage loan agreement with Southside Bank dated June 1, 2016, providing mortgage loan proceeds of $10.8 million (the “Westway One Loan”).  The Westway One Loan is evidenced by a loan agreement and a promissory note and secured by a deed of trust, security agreement and assignment of rents of the Westway One property.  The Westway one Loan matures and is due and payable in full on June 1, 2019.

Payments of interest only on the Westway One Loan are due monthly beginning on July 1, 2016.  The Westway One Loan bears interest at the greater of the floating rate index plus 2.50% or 2.50%.  The floating rate index is the one month London Interbank Offered Rate (LIBOR) adjusted each month as of the first day of such month.  The

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

floating rate index as of June 1, 2016 was 0.456% for an applicable interest rate of 2.956% as of that date and the interest rate was 3.027% per annum as of September 30, 2016.

The Company’s loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	September 30, 2016	December 31, 2015
Deferred loan costs	$ 1,865	$ 1,726
Less: deferred loan cost accumulated amortization	(590)	(304)
Total cost, net of accumulated amortization	$ 1,275	$ 1,422

      The following is a summary of the Company’s notes payable as of September 30, 2016, in thousands:

Collateral Property or Credit Facility	Payment Type	Maturity Date	Rate	Principal Balance
Richardson Heights Property (1)	Principal and interest	July 1, 2041	4.61%	$ 19,306
Cooper Street Property (1)	Principal and interest	July 1, 2041	4.61%	8,028
Bent Tree Green Property (1)	Principal and interest	July 1, 2041	4.61%	8,028
Mitchelldale Property (1)	Principal and interest	July 1, 2041	4.61%	12,162
Energy Plaza I & II	Principal and interest	June 10, 2021	5.30%	10,054
Westway One	Interest only	June 1, 2019	3.03%	10,819
TCB Credit Facility	Interest only	May 9, 2017	4.50%	1,300
EWB Credit Facility	Interest only	August 24, 2017	4.00%	-
EWB II Credit Facility	Interest only	August 24, 2017	4.00%	5,100
				$ 74,797
Less unamortized deferred loan costs				(1,275)
				$ 73,522

(1)

Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.

Interest expense incurred for the three months ended September 30, 2016 and 2015 was $961,000 and $825,000, respectively.  Interest expense incurred for the nine months ended September 30, 2016 and 2015 was $2,649,000 and $2,359,000, respectively.  Interest expense of $96,000 and $212,000 was payable as of September 30, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note 7 — Loss Per Share

       Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted earnings per share reflect common shares issuable from the assumed conversion of convertible preferred stock into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share, in thousands except shares and per share data.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to common stockholders	$(2,455)	$(2,754)	$(6,908)	$(5,457)
Denominator:
Basic and diluted weighted average common shares outstanding	18,215	11,460	17,076	10,050

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.13)	$(0.24)	$(0.40)	$(0.54)

Note 8 — Income Taxes

       Federal income taxes are not provided for because the Company qualifies as a REIT under the provisions of the Internal Revenue Code and because the Company has distributed and intends to continue to distribute all of its taxable income to its stockholders. The Company’s stockholders include their proportionate taxable income in their individual tax returns. As a REIT, the Company must distribute at least 90% of its real estate investment trust taxable income to its stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

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

For the three months ended September 30, 2016 and 2015 the Company paid the Advisor $372,000 and $267,000, respectively, in asset management fees.  For the nine months ended September 30, 2016 and 2015 the Company paid the Advisor $1,052,000 and $696,000, respectively, in asset management fees.  Acquisition fees paid to Advisor were $0 and $724,000 for the three months ended September 30, 2016 and 2015, respectively, and $541,000 and $1,262,000 for the nine months ended September 30, 2016 and 2015, respectively.

Property operating expenses include property management fees and expense reimbursements paid to the Property Manager of $1,810,000 and $1,021,000 for the three months ended September 30, 2016 and 2015, respectively and $5,060,000 and $2,318,000 for the nine months ended September 30, 2016 and 2015, respectively.  For the three and nine months ended September 30, 2016 and 2015, respectively, the Company paid the Property Manager $823,000 and $382,000 and $2,311,000 and $758,000 for leasing commissions and $115,000 and $76,000 and $254,000 and $142,000 for construction management fees.  Leasing commissions and construction management

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

fees are included in deferred leasing commission costs and real estate assets, respectively, in the consolidated balance sheets.

       As of September 30, 2016, the Company had a net balance due from the Property Manager and the Advisor of $241,000. As of December 31, 2015, the Company had a net balance due from the Property Manager and the Advisor of $103,000.

The Company had a balance due from Hartman XX Holdings, Inc. of $0 and $100,000 as of September 30, 2016 and December 31, 2015, respectively.

The Company had a net balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $4,480,000 as of September 30, 2016. The Company had a net balance due to Hartman XIX of $4,000 as of December 31, 2015.  The balance due from Hartman XIX includes a loan from the Company to Hartman XIX of $5,250,000, which is not evidenced by a promissory note. Interest has been accrued on the loan amount at an annual rate of 6%. The amount was advanced to Hartman XIX in connection with the affiliate stock purchase described below in this note.

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

On May 16, 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager.  Pursuant to the terms of the promissory note, TRS will receive a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance.  The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST.  The maturity date of the promissory note is May 17, 2019.  For the three and nine months ending September 30, 2016, interest and dividend income includes $122,000 and $356,000 representing the origination fee under the promissory note together with interest for the period from May 16, 2016 to September 30, 2016.  As of September 30, 2016, the balance due to TRS by Retail II Holdings included in the accompanying consolidated balance sheets consists of earned but unpaid interest of $273,000 included in accrued rent and accounts receivable and earned but unpaid origination fee of $144,000 included in due from related parties.

The Company is not deemed to be the primary beneficiary of Retail II Holdings, which qualifies as a VIE.  Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings have not been included in the accompanying consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

Note 10 – Stockholders’ Equity

Common Stock

       Shares of the Company’s common stock entitle the holders to one vote per share on all matters which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law.  The common stock has no preferences or preemptive, conversion or exchange rights.

       Under the Company’s articles of incorporation, the Company has authority to issue 750,000,000 shares of common stock, $0.001 par value per share, and 200,000,000 shares of preferred stock, $0.001 par value per share.

       As of September 30, 2016, the Company has accepted investors’ subscriptions for and issued 18,574,461 shares of the Company’s common stock in its initial and follow-on public offerings, including common shares issued pursuant to the Company’s distribution reinvestment plan, resulting in aggregate gross proceeds to the Company of $181,336,480.

Preferred Stock

       Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of September 30, 2016 and December 31, 2015, respectively, the Company has issued 1,000 shares of convertible preferred stock to the Advisor at a price of $10.00 per share.

Common Stock Issuable Upon Conversion of Convertible Preferred Stock

The convertible preferred stock issued to the Advisor will convert to shares of the Company’s common stock if (1) the Company has made total distributions on then outstanding shares of the Company’s common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) the Company lists its common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of the Company’s common stock plus the aggregate market value of the Company’s common stock (based on the 30-day average closing price meets the same 6% performance threshold,                                                                  or  (3)  the Company’s advisory agreement with the Advisor expires without renewal or is terminated (other than because of a material breach by the Advisor), and at the time of such expiration or termination the Company is deemed to have met the foregoing 6% performance threshold based on the Company’s enterprise value and prior distributions and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later, or not at all.

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

granted.  These shares may not be sold while an independent director is serving on the board of directors.   For the three and nine months ended September 30, 2016 and 2015, respectively, the Company granted 1,500 and 1,500 shares and 4,500 and 4,500 shares of restricted common stock to independent directors as compensation for services.  The Company recognized $18,600 and $15,000 and $55,800 and $45,000 as stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015, respectively, based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

         The following table reflects the total distributions the Company has paid, including the total amount paid and amount paid per common share, in each indicated quarter, in thousands except per share data:

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2016
3rd Quarter	$ 0.175	$ 3,213
2nd Quarter	0.175	3,042
1st Quarter	0.175	2,478
Total 2016	0.525	$ 8,733

2015
4th Quarter	$ 0.175	$ 2,150
3rd Quarter	0.175	1,947
2nd Quarter	0.175	1,679
1st Quarter	0.175	1,417
Total 2015	$ 0.700	$ 7,193

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

The Compensation Committee of the Board of Directors also approved an award of 1,000 shares of restricted common stock issued to each of two executives of the Property Manager during the nine months ended September 30, 2016. The Company recognized stock-based compensation expense of $0 and $0 and $20,000 and $20,000 with respect to these awards based on the offering price of $10 per share for the three and nine months ended September 30, 2016 and 2015, respectively.

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

Subsequent Events

On November 14, 2016, the Company, through the Operating Partnership, entered into a limited liability agreement with Hartman vREIT XXI, Inc., an affiliate of the Company, for the purpose of acquiring a retail shopping center under contract for purchase by the Operating Partnership.  Under the terms of the limited liability agreement of Hartman Village Pointe, LLC (“Village Pointe”), the Operating Partnership will assign its interest in the contract for purchase to Village Pointe and contribute $3,675,000 in exchange for a 97.35% members’ interest.  Hartman vREIT XXI, Inc. will contribute $100,000 in exchange for a 2.65% members’ interest.  The Operating Partnership will make a secured mortgage loan of $3,525,000 to Village Pointe, to be evidenced by a promissory note, deed of trust and assignment of leases and rents.  The terms of the mortgage loan will require a 2% origination fee and payment of interest only at a rate of 10% per annum.

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

On July 16, 2013, we commenced our follow-on public offering of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan terminated as of July 16, 2016. As of September 30, 2016, we had issued 18,574,461 shares of our common stock in our initial and follow-on offerings, including 1,174,761 shares of common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $181,336,480.

We intend to invest the remaining net proceeds of our follow-on public offering in commercial real estate properties and other real estate-related investments.  As of September 30, 2016, we owned 16 commercial real properties comprising approximately 2,562,000 square feet.

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders.  We are externally managed by Hartman Advisors, LLC, which we refer to as our “advisor,” pursuant to an advisory agreement by and among us and our advisor, which we refer to as the “Advisory Agreement.”  Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate related assets.  Our advisor sources and presents investment opportunities to our board of directors.  Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.  The key personnel of our advisor are involved in the selection, acquisition, financing and disposition of our properties, and raising the capital to purchase.  The key personnel of our advisor have extensive experience in selecting and operating commercial real estate and in operating investment entities that acquire commercial real estate.  Our affiliated property manager is Hartman Income REIT Management, Inc. which we refer to as our “property manager,” which is responsible for operating, leasing and maintaining our properties.  Our property manager is the wholly owned indirect subsidiary of Hartman Income REIT, Inc. which we refer to as “HIREIT”, a real estate investment trust that has investment objectives that are similar to those that we employ.

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

On April 26, 2016, the Company’s board of directors approved the formation of a special committee comprised on the Company’s two independent directors (the “Special Committee”), to consider potential strategic transactions.  The Special Committee’s responsibilities include (i) the identification and investigation of potential strategic transactions, (ii) conducting negotiations with respect to any strategic transactions, (iii) the review and analysis of potential strategic transactions and (iv) making recommendations to the board of directors concerning any strategic transactions. The Special Committee is authorized to engage experts and advisors in connection with the foregoing responsibilities.

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

Our Real Estate Portfolio

As of September 30, 2016, we owned the 16 commercial real estate properties listed below. All figures below are in thousands except for per square foot and percentage occupancy.

		Gross Leasable Area SF		Annualized Base Rental Revenue	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
			Percent Occupied
Property Name	Location
Retail:
Richardson Heights	Richardson TX	201	80%	$2,858	$17.75	$28.40
Cooper Street	Arlington TX	128	100%	1,495	11.71	12.96
Total - Retail		329	88%	4,354	15.08	21.59
Office:
Bent Tree Green	Dallas TX	140	83%	2,204	19.14	22.01
Parkway I & II	Dallas TX	136	67%	1,444	15.72	19.68
Gulf Plaza	Houston TX	121	100%	2,402	19.93	20.05
Energy Plaza	San Antonio TX	180	85%	3,151	20.64	22.34
Timbercreek	Houston TX	51	77%	653	16.54	18.06
Copperfield	Houston TX	43	80%	622	18.24	19.66
400 North Belt	Houston TX	231	43%	1,188	12.05	14.44
Hillcrest	Dallas TX	204	75%	2,076	13.53	14.31
Skymark	Arlington TX	116	78%	1,420	15.75	17.16
Corporate Park	Irving TX	113	80%	1,208	13.24	13.69
Ashford Crossing	Houston TX	158	92%	2,827	19.46	20.23
One Technology	San Antonio TX	196	82%	3,800	23.52	23.87
Westway One	Irving TX	166	100%	3,003	18.09	20.10
Total – Office		1,855	79%	25,998	17.81	19.25
Industrial:
Mitchelldale	Houston TX	378	91%	2,180	6.33	6.59
Total		2,562	82%	$32,532	$15.54	$17.49

Occupancy

             As of September 30, 2016, our real estate properties comprised the following total square footage and occupancy by asset type and geographic location:

Base Rental Revenue, in thousands except for percentage occupancy

	Retail		Office		Industrial		Total
	Total SF	Occupancy	Total SF	Occupancy	Total SF	Occupancy	Total SF	Occupancy
Dallas Metroplex	329	88%	875	81%	-	-	1,204	83%
Houston	-	-	604	73%	378	91%	982	80%
San Antonio	-	-	376	83%	-	-	376	83%
Total	329	88%	1,855	79%	378	91%	2,562	82%

            As of September 30, 2016, our real estate properties comprised the following annualized base rental revenue by asset type and geographic location, in thousand dollars:

	Retail	Office	Industrial	Total
Dallas Metroplex	$ 4,354	$ 11,354	$ -	$ 15,708
Houston	-	7,693	2,180	9,873
San Antonio	-	6,951	-	6,951
Total	$ 4,354	$ 25,998	$ 2,180	$ 32,532

Significant Tenants

            The following table sets forth information about our five most significant tenants, in terms of annualized rental revenues, in thousand dollars, as of September 30, 2016:

Tenant Name	Location	Annualized Rental Revenue	Percentage of Total Annualized Rental Revenue	Initial Lease Date	Lease Expiration Year
Gulf Interstate Engineering	Gulf Plaza	$ 2,393	7%	3/1/2011	2/28/2018
Lennar Homes of Texas	Westway One	$ 1,085	3%	5/1/2014	2/28/2022
Galen College of Nursing	One Technology	$ 1,014	3%	7/1/2013	12/31/2023
CEC Entertainment, Inc.	Westway One	$ 939	3%	8/1/2015	7/31/2026
RigNet, Inc.	Ashford Crossing	$ 851	3%	7/1/2015	8/31/2018

Lease Expirations:

            The following table sets forth information regarding lease expirations at our properties during each of the next ten years, beginning January 1, 2017:

		Gross Leasable Area Covered by Expiring Leases		Annualized Base Rent Represented by Expiring Leases
Year of Lease Expiration	Number of Leases Expiring	Approx. Square Feet	Percent of Total Occupied Square Feet	Amount	Percent of Total Rent
2017	125	354,367	19%	$ 4,805,576	15%
2018	91	344,784	19%	7,891,251	25%
2019	83	323,264	17%	5,244,672	16%
2020	48	209,647	11%	3,455,369	11%
2021	47	144,108	8%	1,776,534	6%
2022	10	90,955	5%	1,748,949	5%
2023	10	100,455	5%	1,834,347	6%
2024	8	53,671	3%	964,192	3%
2025	6	27,819	2%	497,061	2%
2026	3	68,506	4%	1,092,206	3%
Total	431	1,717,576	93%	$ 29,310,157	92%

         Lease expirations beyond the period presented are not included in the table above, therefore the percent of total percent of occupied square feet and total percent of total annualized base rents do not total 100%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

  Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three or nine months ended September 30, 2016.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

Organization and Offering Expenses

Organization and offering expenses included all expenses to be paid by us in connection with our public offerings, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow agent and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our public offerings.

Organization and offering expenses were paid directly by us or incurred by our advisor on our behalf. We reimbursed our advisor for organization and offering expenses that it incurred on our behalf (other than selling commissions and the dealer manager fee), subject to certain limitations.

Pursuant to the Advisory Agreement, following the completion of a public offering our advisor has an obligation to reimburse us to the extent that total organization and offering expenses incurred by us (whether such expenses were incurred directly by us or reimbursed by us to our advisor) in connection with such public offering (excluding selling commissions and dealer manager fees) exceeded 1.5% of gross offering proceeds from the completed public offering.

As of September 30, 2016 and December 31, 2015, respectively, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering proceeds was cumulatively $858,000 and $668,000 for our initial and follow-on offerings, respectively. The follow-on public offering terminated on July 16, 2016 and accordingly we have recorded a receivable from the Advisor and recorded a contra expense of $858,000 resulting in a net credit for organization and offering expenses of $44,000 for the nine months ended September 30, 2016.

RESULTS OF CONTINUING OPERATIONS

Overview

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods.

 As of September 30, 2016, we owned 16 commercial properties comprising approximately 2,562,000 square feet plus three pad sites, all located in Texas.  As of September 30, 2016, we owned eight properties located in Richardson, Arlington, Irving and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas. As of September 30, 2015, we owned 14 commercial properties comprising approximately 2,200,000 square feet plus three pad sites, all located in Texas.  As of September 30, 2015, we owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and one property located in San Antonio, Texas.

To provide additional insight into our operating results, we are also providing a detailed analysis of net operating income (property revenues minus property expenses), or “NOI,” on a Same Store (as defined below) versus New Store (as defined below) basis. NOI is a non-GAAP financial measure used by management to assess and compare the performance of our properties. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the operating results of our real estate. The tables set forth in the discussion below reconcile NOI, as a non-GAAP financial measure, to net loss.

We define “Same Store” properties as those properties which we owned for the entirety of the nine months ended September 30, 2016 and September 30, 2015.  For purposes of the following discussion, Same Store properties refer to Richardson Heights, Cooper Street, Bent Tree Green, Parkway, Gulf Plaza, Mitchelldale, Energy Plaza, Timbercreek and Copperfield properties. We define “New Store” properties as those properties which we did not own for the entirety of the nine months ended September 30, 2016 and September 30, 2015.  For purposes of the following discussion, New Store properties refer to Commerce Plaza Hillcrest, 400 North Belt, Ashford Crossing, Corporate Park Place, Skymark Tower, One Technology Center and Westway One.

Comparison of the three months ended September 30, 2016 versus September 30, 2015

The following is a reconciliation of our NOI to net loss for the three months ended September 30, 2016 and 2015, respectively, computed in accordance with GAAP (in thousands):

	Three months ended September 30,
	2016	2015	Changes
Same Store:
Revenue	$5,025	$4,746	$279
Property operating expenses	1,655	1,569	86
Real estate taxes and insurance	707	719	(12)
Asset management fees	201	201	0
General and administrative	103	63	40
Same Store NOI	$2,359	$2,194	$165

New Store:
Revenue	$4,907	$2,177	$2,730
Property operating expenses	2,033	673	1,360
Real estate taxes and insurance	556	257	299
Asset management fees	171	66	105
General and administrative	101	82	19
New Store NOI	$2,046	$1,099	$947
Property NOI	$4,405	$3,293	$1,112

Reconciliation of Property NOI to Net loss

Net loss	($2,408)	($2,754)	$346
Asset acquisition fees	-	724	(724)
General and administrative - corporate	335	193	142
Organization and offering costs	-	296	(296)
Depreciation and amortization	5,808	4,012	1,796
Interest expense	961	825	136
Interest and dividend income	(291)	(3)	(288)
Property NOI	$4,405	$3,293	$1,112

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended September 30, 2016 and 2015 we had total rental revenues and tenant reimbursements of $9,932,000 and $6,923,000, respectively. The $3,009,000 increase in total rental revenues and tenant reimbursements was primarily due to the fact that we owned 16 properties as of September 30, 2016, as compared to the 14 properties we owned as of September 30, 2015. Same Store property revenues increased by $279,000, or approximately 5.9%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Operating expenses – Operating expenses consist of property operating expenses including contract services, repairs and maintenance, utilities and management fees.  For the three months ended September 30, 2016 and September 30, 2015 we had operating expenses of $3,688,000 and $2,242,000, respectively.  Same Store operating expenses increased $86,000 for the three months ended September 30, 2016 over the three months ended September 30, 2015 due to increased repair and maintenance costs which are included in property operating expenses on the accompanying consolidated statements of operations.

 Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees paid to our advisor were $372,000 and $267,000 for the three months ended September 30, 2016 and September 30, 2015, respectively.  Acquisition costs related to the acquisition of our properties were $0 and $724,000 for the three months ended September 30, 2016 and September 30, 2015, respectively. The decrease in asset acquisition fees is attributable to 3 properties acquired during third quarter of 2015, and the fact that we owned 16 properties as of September 30, 2016, as compared to the 14 properties we owned as of September 30, 2015. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For the three months ended September 30, 2016 and September 30, 2015 we paid our Property Manager $345,000 and $254,000, respectively, for property management fees and $823,000 and $382,000, respectively, for leasing commissions. The decrease in property management fees we paid to our Property Manager from the three months ended September 30, 2015 to the three months ended September 30, 2016 was primarily due to lease activities on more properties.

Real estate taxes and insurance – Real estate taxes and insurance were $1,263,000 and $976,000 for the three months ended September 30, 2016 and 2015, respectively. The increase in real estate taxes and insurance from the three months ended September 30, 2015 to the three months ended September 30, 2016 was primarily due to the fact that we owned 16 properties as of September 30, 2016, as compared to the 14 properties we owned as of September 30, 2015.

Depreciation and amortization – Depreciation and amortization were $5,808,000 and $4,012,000 for the three months ended September 30, 2016 and 2015, respectively.  Depreciation and amortization increased from the three months ended September 30, 2015 to the three months ended September 30, 2016 primarily due to the fact that we owned 16 properties as of September 30, 2016, as compared to the 14 properties we owned as of September 30, 2015.

General and administrative expenses - General and administrative expenses were $539,000 and $338,000 for the three months ended September 30, 2016 and 2015, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is due to increased professional fees and certain recoverable and non-recoverable property operating expenses. We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs - We have incurred certain expenses in connection with our organization and the sale of our shares of common stock.  These costs principally relate to professional and filing fees.  As of September 30, 2016, such costs totaled $858,000 and have been expensed as incurred since February 5, 2009, the date of our inception.  For the three months ended September 30, 2016 and September 30, 2015, organization and offering costs were $0 and $296,000, respectively.

Net loss – We incurred net losses of $2,408,000 and $2,754,000 for the three months ended September 30, 2016 and 2015, respectively.  The net loss for the three months ended September 30, 2016 is primarily attributable to depreciation and amortization expense attributable to real estate assets.

Comparison of the nine months ended September 30, 2016 versus September 30, 2015

The following is a reconciliation of our NOI to net loss for the nine months ended September 30, 2016 and 2015, respectively, computed in accordance with GAAP (in thousands):

	Nine months ended September 30,
	2016	2015	Changes
Same Store:
Revenue	$15,127	$14,394	$733
Property operating expenses	4,581	4,043	538
Real estate taxes and insurance	2,057	2,161	(104)
Asset management fees	603	603	0
General and administrative	438	258	180
Same Store NOI	$7,448	$7,329	$119

New Store:
Revenue	$13,201	$3,048	$10,153
Property operating expenses	5,175	902	4,273
Real estate taxes and insurance	1,555	361	1,194
Asset management fees	449	93	356
General and administrative	393	124	269
New Store NOI	$5,629	$1,568	$4,061
Property NOI	$13,077	$8,897	$4,180

Reconciliation of Property NOI to Net loss

Net loss	($6,811)	($5,457)	($1,354)
Asset acquisition fees	541	1,262	(721)
General and administrative - corporate	954	577	377
Organization and offering costs	(44)	653	(697)
Depreciation and amortization	16,492	9,523	6,969
Interest expense	2,649	2,359	290
Interest and dividend income	(704)	(20)	(684)
Property NOI	$13,077	$8,897	$4,180

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For nine months ended September 30, 2016 and 2015 we had total rental revenues and tenant reimbursements of $28,328,000 and $17,442,000, respectively. The $10,886,000 increase in total rental revenues and tenant reimbursements was primarily due to the fact that we owned 16 properties as of September 30, 2016, as compared to the 14 properties we owned as of September 30, 2015. Same Store property revenues increased by $733,000, or approximately 5.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Operating expenses – Operating expenses consist of property operating expenses including contract services, repairs and maintenance, utilities and management fees.  For the nine months ended September 30, 2016 and September 30, 2015 we had operating expenses of $9,756,000 and $4,945,000, respectively.  Same Store operating expenses increased $538,000 for the nine months ended September 30, 2016 over the nine months ended September 30, 2015 due to increased repair and maintenance costs which are included in property operating expenses on the accompanying consolidated statements of operations.

 Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees to our advisor were $1,052,000 and $696,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively.  Acquisition costs related to the acquisition of our properties were $541,000 and $1,262,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease in acquisition and asset management fees is attributable to two acquisitions and one acquisition in the third quarters of 2015 and 2016, respectively, and the fact that we owned 16 properties as of September 30, 2016, as compared to the 14 properties we owned as of September 30, 2015. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For the nine months ended September 30, 2016 and September 30, 2015 we paid our Property Manager $996,000 and $663,000, respectively, for property management fees and $2,311,000 and $758,000, respectively, for leasing commissions. The increase in property management fees we paid to our Property Manager from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was primarily due to more properties in 2016.

Real estate taxes and insurance – Real estate taxes and insurance were $3,612,000 and $2,522,000 for the nine months ended September 30, 2016 and 2015, respectively. The increase in real estate taxes and insurance from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 was primarily due to the fact that we owned 16 properties as of September 30, 2016, as compared to the 14 properties we owned as of September 30, 2015.

Depreciation and amortization – Depreciation and amortization were $16,492,000 and $9,522,000 for the nine months ended September 30, 2016 and 2015, respectively.  Depreciation and amortization increased from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 primarily due to the fact that we owned 16 properties as of September 30, 2016, as compared to the 14 properties we owned as of September 30, 2015.  The Company acquired five properties during the nine months ended September 30, 2015.  Depreciation and amortization expense for the nine months ended September 30, 2015 attributable to those five properties represented  less that nine months of depreciation and amortization compared to a full nine months in the nine months ended September 30, 2016.

General and administrative expenses - General and administrative expenses were $1,785,000 and $959,000 for the nine months ended September 30, 2016 and 2015, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is due to increased professional fees and certain recoverable and non-recoverable property operating expenses. We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs - We have incurred certain expenses in connection with our organization and the sale of our shares of common stock.  These costs principally relate to professional and filing fees.  As of September 30, 2016, such costs totaled $858,000 and have been expensed as incurred since February 5, 2009, the date of our inception.  For the nine months ended September 30, 2016 and September 30, 2015, organization and offering costs were ($44,000) and $653,000, respectively.

Net loss – We incurred net losses of $6,811,000 and $5,457,000 for the nine months ended September 30, 2016 and 2015, respectively.  The net loss for the nine months ended September 30, 2016 is primarily attributable to depreciation and amortization expense attributable to real estate assets.

Funds From Operations and Modified Funds From Operations

 Funds From Operations, or FFO, is a non-GAAP financial measure defined by the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, which we believe is an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT in conjunction with net income.  FFO is used by the REIT industry as a supplemental performance measure.  FFO is not equivalent to our net income or loss as determined under GAAP.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2016 and 2015 including a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$ (2,408)	$ (2,754)	$ (6,811)	$ (5,457)
Depreciation and amortization	5,808	4,012	16,492	9,523
Funds from operations (FFO)	3,400	1,258	9,681	4,066
Acquisition related expenses	-	724	541	1,262
Modified funds from operations (MFFO)	$ 3,400	$ 1,982	$ 10,222	$ 5,328

Distributions

Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.

On December 17, 2010, our board of directors authorized and declared a cash distribution to our stockholders contingent upon the closing of our acquisition of our first investment. The distribution (1) began to accrue daily to our stockholders of record as of the close of business on each day commencing one business day following the closing of the acquisition of our first investment; (2) is payable in cumulative amounts on or before the 20th day of each calendar month (with respect to the prior month); and (3) is calculated at a rate of $0.001918 per share of our common stock per day, which, if paid each day over a 365-day period, is equivalent to an 7.0% annualized distribution rate based on a purchase price of $10.00 per share of our common stock.

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through September 30, 2016, in thousands:

             The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through September 30, 2016, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Period From inception to December 31, 2010 (2)	$ -	$ -	$ -
First Quarter 2011	21	20	41
Second Quarter 2011	45	51	96
Third Quarter 2011	70	70	140
Fourth Quarter 2011	119	101	220
First Quarter 2012	175	150	325
Second Quarter 2012	209	194	403
Third Quarter 2012	236	246	482
Fourth Quarter 2012	271	279	550
First Quarter 2013	316	311	627
Second Quarter 2013	373	388	761
Third Quarter 2013	442	412	854
Fourth Quarter 2013	550	483	1,033
First Quarter 2014	568	535	1,103
Second Quarter 2014	614	577	1,191
Third Quarter 2014	632	605	1,237
Fourth Quarter 2014	665	641	1,306
First Quarter 2015	703	714	1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,020	1,947
Fourth Quarter 2015	1,042	1,108	2,150
First Quarter 2016	1,269	1,209	2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Total	$14,526	$11,769	$26,295

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

For the nine months ended September 30, 2016, we paid aggregate distributions of $8,733,000 including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash used in operating activities was $15,000 and our FFO was $9,681,000. For the nine months ended September 30, 2016, 0% of distributions were paid from cash provided by offering proceeds.   For the nine months ended September 30, 2015, we paid aggregate distributions of $5,043,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash provided by operating activities was $3,959,000 and our FFO was $4,066,000. For the nine months ended September 30, 2015, 79% of distributions were paid from offering proceeds.  For the period from our inception to September 30, 2016, we paid aggregate distributions of $26,295,000.  During the period from our inception to September 30, 2016, our cash provided by operating activities was $12,544,000, our net loss was $24,909,000 and our FFO was $18,762,000. Of the $26,295,000 in aggregate distributions paid to our stockholders from inception to September 30, 2016, approximately 48% was paid from net cash provided by operating activities and approximately 52% was funded from offering proceeds.   For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.

Liquidity and Capital Resources

 As of September 30, 2016, we had issued 18,574,461 shares of our common stock in our initial and follow-on public offerings, including 1,174,761 shares of common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $181,336,480. Effective March 31, 2016, we terminated the offer and sale of our common stock to the public in our follow-on public offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan terminated effective as of July 16, 2016.

Our principal demands for funds are and will continue to be for real estate and real estate-related acquisitions, for the payment of operating expenses, for the payment of interest on our outstanding indebtedness, and for the payment of distributions. Over time, we expect to meet our cash needs for items other than acquisitions from our cash flow from operations; provided, however, that some or all of our distributions have been and may continue to be paid from sources other than cash from operations (as discussed below).  We expect to meet our cash needs for acquisitions from the remaining net proceeds of our follow-on public offering and from secured and unsecured financings.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of September 30, 2016, our outstanding secured debt is $74,797,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; provided, however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Our advisor may, but is not required to, establish capital reserves from remaining gross offering proceeds, out of cash flow generated by operating properties and other investments or out of non-liquidating net sale proceeds from the sale of our properties and other investments.  Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.  Our lenders may also require working capital and other reserves.

   Potential future sources of capital include proceeds from additional private or public offerings of our securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flows - Operating Activities

As of September 30, 2016 we had continuing operations from 16 commercial real estate properties, as compared to 14 commercial real estate properties owned as of September 30, 2015.  During the nine months ended September 30, 2016, net cash used in operating activities was $15,000 versus $3,959,000 net cash provided by operating activities for nine months ended September 30, 2015.  The decrease in net cash provided by operating activities is primarily attributable to advances to related parties, decrease in accounts payable and accrued expenses and payment of leasing commissions. We expect cash flows provided by operating activities to increase in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows - Investing Activities

During the nine months ended September 30, 2016, net cash used in investing activities was $37,152,000 versus $52,316,000 for the nine months ended September 30, 2015 and consisted primarily of cash used for additions to real estate of $25,491,000 and $51,846,000, respectively; the release of $4,529,000 of restricted cash previously held by a loan servicer, our investment of $8,959,000 in common shares of Hartman Income REIT, Inc., and the $7,231,000 financing investment by our taxable REIT subsidiary with an affiliate.

Cash Flows - Financing Activities

    Cash flows from financing activities consisted primarily of proceeds from our public offering and distributions paid to our common stockholders.  Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $36,416,000 and $48,264,000, respectively, and consisted of the following:

•

$41,618,000 and $36,464,000, respectively, of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock of $2,103,000 and $1,722,000 respectively;

•

$1,179,000 and $181,000, respectively, of cash used to redeem common stock pursuant to our share redemption plan;

•

($1,620,000) and $16,386,000, respectively, of cash (used in) provided by term loan and revolving credit and net repayments of both;

•

$5,745,000 and $2,434,000, respectively, of net cash distributions, after giving effect to distributions reinvested by stockholders of $2,988,000 and $2,609,000, respectively;

•

$84,000 and $49,000, respectively, of insurance premium finance proceeds net of repayments;

•

$5,500,000 and $0, respectively, of investment proceeds received from non-controlling interest investor; and

•

$139,000 and $298,000, respectively, used in deferred loan costs.

Contractual Commitments and Contingencies

     We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2016, our borrowings were not in excess of 300% of the value of our net assets.

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

As of September 30, 2016, we had notes payable totaling an aggregate principal amount of $74,797,000. For more information on our outstanding indebtedness, see Note 6 (Notes Payable) to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following is a summary of our contractual obligations as of September 30, 2016, in thousands:

Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations (1)	$74,797	$306	$8,980	$13,653	$51,858
Interest payments on outstanding debt obligations (2)	34,726	681	5,318	5,064	23,663
Purchase obligations (3)	-	-	-	-	-
Total	$109,523	$987	$14,298	$18,717	$75,521

(1)

Amounts include principal payments only.

(2)

Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2016.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of September 30, 2016.

Off-Balance Sheet Arrangements

           As of September 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

    Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the notes to the accompanying consolidated financial statements.

Related-Party Transactions and Agreements

    We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Note 9 (Related Party Transactions) to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Review of our Investment Policies

Our board of directors, including our independent directors, has reviewed our investment policies as described in this Quarterly Report on Form 10-Q and determined that such policies are in the best interests of our stockholders based on the following factors: (1) such policies increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) our executive officers and directors and the affiliates of our advisor have expertise with the type of real estate investments we seek; (3) there are sufficient property acquisition opportunities with the attributes that we seek; and (4) borrowings should enable us to purchase assets and earn income more quickly, thereby increasing the likelihood of generating income for our stockholders and preserving stockholder capital.

Subsequent Events

On November 14, 2016, the Company, through the Operating Partnership, entered into a limited liability agreement with Hartman vREIT XXI, Inc., an affiliate of the Company, for the purpose of acquiring a retail shopping center under contract for purchase by the Operating Partnership.  Under the terms of the limited liability agreement of Hartman Village Pointe, LLC (“Village Pointe”), the Operating Partnership will assign its interest in the contract for purchase to Village Pointe and contribute $3,675,000 in exchange for a 97.35% members interest.  Hartman vREIT XXI, Inc. will contribute $100,000 in exchange for a 2.65% members interest.  The Operating Partnership will make a secured mortgage loan of $3,525,000 to Village Pointe, to be evidenced by a promissory note, deed of trust and assignment of leases and rents.  The terms of the mortgage loan will require a 2% origination fee and payment of interest only at a rate of 10% per annum.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We will be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. We may be also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2016, in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

During the three months ended September 30, 2016, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2016	3,204	3,584	$9.67	(3)
August 2016	32,788	-	-	(3)
September 2016	-	47,393	$9.27	(3)
Total	35,992	50,977	$9.49

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

As of September 30, 2016, we had issued 18,574,461 shares of our common stock in our initial and follow-on public offerings, including 1,174,761 shares of common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $181,336,480.

As of September 30, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering in the amounts set forth in the tables below (all figures in thousands). D.H. Hill Securities, LLLP, our dealer manager, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 2,942	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	472	Actual
Total expenses	$ 3,414

Follow-On Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$10,248	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	2,548	Actual
Total expenses	$12,796

(1)

Selling commissions and dealer manager fees previously reported here with respect to our initial public offering were overstated by $558,000 based on incorrect information reported to FINRA by our dealer manager. The error does not affect the financial statements included in this Quarterly Report on Form 10-Q or any previously issued financial statements.

As of September 30, 2016, the aggregate net offering proceeds to us from our initial public offering and our follow-on public offering, after deducting the total expenses incurred as described above, were $152,420,000, excluding $11,370,000 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan. For nine months ended September 30, 2016, the aggregate ratio of the cost of raising capital to capital raised for our initial and follow-on public offerings was approximately 6.7%.

We intend to use substantially all of the remaining net proceeds from our public offerings to continue to invest in a portfolio of real properties. As of September 30, 2016, we had used $113,388,000 of the net proceeds from our public offerings, plus debt financing, to purchase our 16 investments in commercial properties. As of September 30, 2016, we had paid $4,979,000 of acquisition fees to our advisor.

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

Date: November 14, 2016

By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: November 14, 2016

By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)