Form 10-K
Hartman Short Term Income Properties XX, Inc.
filed 2017-04-11
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

------------------------------------

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to ___ Commission File Number 000-53912

-----------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

    There is no established market for the registrant's shares of common stock.  There were 18,179,355 shares of common stock held by non-affiliates as of June 30, 2016; the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 15, 2017, there were 18,170,878 shares of the registrant’s common shares issued and outstanding.

Hartman Short Term Income Properties XX, Inc.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

As used herein, the terms “we,” “us” or “our” are to Hartman Short Term Income Properties XX, Inc. and, as required by context, Hartman XX Limited Partnership, which we refer to as our “operating partnership,” and their respective subsidiaries.

          Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions, or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  These statements are only predictions.  We caution that forward-looking statements are not guarantees.  Actual events on our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements.  Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

          Forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to effectively deploy the remaining net proceeds raised in our public offering, which terminated effective March 31, 2016;

●	the fact that we have had a net loss for each annual period since our inception;

●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

●	legislative or regulatory changes, including changes to laws governing REITS;

●	construction costs that may exceed estimates or construction delays;

●	increases in interest rates;

●	availability of credit or significant disruption in the credit markets;

●	litigation risks;

●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;

●	inability to obtain new tenants upon the expiration of existing leases at our properties;

●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

PART I

Item 1.     Business

General

Hartman Short Term Income Properties XX, Inc. is a Maryland corporation formed on February 5, 2009, to acquire and invest in income-producing commercial real estate properties, including office buildings, retail shopping centers and flex and industrial properties. We have made and expect to continue to make investments in real estate assets located in the United States, with a strategic focus on real estate properties located in Texas, based on our view of existing market conditions.  We own, and in the future intend to own, substantially all of our assets and conduct our operations through our Hartman XX Limited Partnership, a Texas limited partnership, which we refer to as our “operating partnership.” Our wholly-owned subsidiary, Hartman XX REIT GP LLC, is the sole general partner of our operating partnership, and we are the sole limited partner of our operating partnership.  We elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2011. References in this Annual Report to “shares” and “our common stock” refer to the shares of our common stock.

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

On July 16, 2013, we commenced our follow-on public offering, or our “follow-on offering,” of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. As of December 31, 2016, we had accepted subscriptions for, and issued 14,118,783 shares of our common stock in our follow-on offering, including 1,053,679 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $137,392,749.  As of December 31, 2016, we had accepted subscriptions for, and issued an aggregate of 18,574,461 shares of our common stock in our initial public offering and follow-on offering, including 1,216,240 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds from both offerings of $181,336,480.

We intend to use substantially all of the remaining net proceeds from our follow-on offering to continue to invest in a diversified portfolio of real properties. As of December 31, 2016, our portfolio consists of 18 commercial properties comprising approximately 2.9 million square feet, including two joint venture properties in which we hold a majority interest.  For more information on our real estate portfolio, see “Investment Portfolio” below.

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders.  We are externally managed by Hartman Advisors, LLC, which we refer to as our “advisor,” pursuant to an advisory agreement by and among us and our advisor, which we refer to as the “Advisory Agreement.”  Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate related assets. Our advisor sources and presents investment opportunities to our board of directors.  Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.  The key personnel of our advisor are involved in the selection, acquisition, financing and disposition of our properties.  The key personnel of our advisor have extensive experience in selecting and operating commercial real estate and in operating investment entities that acquire commercial real estate. Our affiliated property manager is Hartman Income REIT Management, Inc., which we refer to herein as “HIR Management” or the “property manager,” which is responsible for operating, leasing and maintaining our properties.

We issued 1,000 shares of convertible preferred stock to our Advisor on February 5, 2009 for $10.00 per share.  We issued 19,000 shares of our common stock to Hartman XX Holdings, Inc. on February 5, 2009 for $10.00 per share.

Our principal executive offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057.  Our telephone number is 713-467-2222. Information regarding our company is available via the internet at www.hartmaninvestment.com and www.hartmanreits.com.  We are not incorporating our web-sites or any information from our web-sites into this Annual Report.

2016 Highlights

During the year ended December 31, 2016, we:

•

raised gross offering proceeds of $41,664,000 prior to the conclusion of our follow-on offering;

•

continued to pay a monthly distribution, which if paid each day over a 365-day period, is equivalent to a 7% annualized distribution rate based on a purchase price of $10.00 per share of our common stock;

•

acquired the following three commercial real estate properties for an aggregate purchase price of $64,343,000:

o

Westway One, a 165,982 square foot office building located in Dallas, Texas, which we acquired for an aggregate purchase price of $21,638,000;

o

A joint venture interest in Village Pointe, a 54,246 square foot office building located in San Antonio, Texas, which we acquired for an aggregate purchase price of $7,050,000 (as of February 8, 2017, our affiliate, Hartman vREIT XXI, Inc., has acquired all of our ownership interest in the joint venture); and

o

Three Forest Plaza, a 366,549 square foot office building located in Dallas, Texas, which we acquired for an aggregate purchase price of $35,655,000.

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

Effective March 31, 2016, we terminated our follow-on offering. Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, merging our company with its affiliates followed by a listing of our shares of common stock on a national securities exchange.  Management currently estimates the possible timing for such a liquidity event to be during 2018. However, our board of directors has not made a decision to pursue any specific liquidity event, and there can be no assurance that we will complete any liquidity event on the terms described above, or at all.

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

Investment Portfolio

As of December 31, 2016, we owned or held a majority interest in 18 commercial properties comprising approximately 2,982,687 square feet plus three pad sites, all located in Texas. We own nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and three properties located in San Antonio, Texas.  As of December 31, 2015, we owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas.  For additional information regarding our property portfolio, see Part I, Item 2, “Properties” of this Annual Report.

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

Tax Status

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and have operated as such beginning with the taxable year ended December 31, 2011.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income (which is computed without regard to the dividends paid deduction and excluding net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to stockholders.  As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elected to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

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

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, we file annual reports, quarterly reports and other information with the SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, www.hartmanreits.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this annual report. The SEC also maintains a website, http://www.sec.gov, were our filings with the SEC are available free of charge. We will provide without charge a copy of this Annual Report, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

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

We have experienced annual net losses from inception through December 31, 2016 and may experience similar losses in the future.

From inception through December 31, 2016, we incurred a net loss of $29,080,000.  We cannot assure that we will be profitable in the future or that we will realize growth in the value of our assets.

Since the commencement of our initial public offering in 2010, we have raised a relatively limited amount of offering proceeds.

From the commencement of our initial public offering on February 9, 2010 to December 31, 2016, we accepted investors’ subscriptions for, and issued, 18,574,461 shares of our common stock in our initial and follow-on offering, including 1,216,240 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of approximately $181,336,480.

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

As of December 31, 2016, we owned or held a majority interest in 18 commercial properties comprising approximately 2,982,687 square feet plus three pad sites, all of which are located in the State of Texas.  We own nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and three properties located in San Antonio, Texas.  Our geographic focus on the State of Texas is consistent with our investment strategy.  However, our focus on investments in the State of Texas results in a geographic concentration in our portfolio which increases the likelihood that a downturn in economic or market conditions that selectively or disproportionately impact the State of Texas will have a significant impact on our results of operations and financial condition and our ability to pay distributions to our stockholders.  Any adverse economic or real estate developments in the Texas market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for commercial property space resulting from local business climates, could adversely affect our property revenue, and hence net operating income. As a result, an investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a more geographically diversified portfolio.

We have and may continue to pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $11,906,000 in total distributions we paid during the year ended December 31, 2016, including shares issued pursuant to our distribution reinvestment plan and but excluding distributions we paid to non-controlling interests, 85% was funded from cash flow from operations.  Of the $29,468,000 in total distributions we paid during the period from our inception through December 31, 2016, including shares issued pursuant to our distribution reinvestment plan and excluding distributions we paid to non-controlling interests, approximately 77% was funded from cash flow from operations and approximately 23% was funded from offering proceeds. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from the remaining proceeds from our follow-on offering or other sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

Additionally, if we internalize our management functions, while we would no longer bear the costs of the various fees and expenses we pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance.  We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers such as worker’s compensation and disability claims.  We would also incur the costs of compensation and benefits of our officers, employees and consultants that is currently paid by our advisor or its affiliates.  We may issue equity awards to officers, employees and consultants which would decrease net income and funds from operations and which may further dilute your investment.  We cannot reasonably estimate the amount of fees to our advisor that we would save versus the costs we would incur if we became self-managed.  If the costs assumed as a result of internalization exceed the costs we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

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

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our advisor in the acquisition and development of properties, and investments and determination of financing arrangements as well as the performance of our leasing agents in the selection of tenants and the negotiation of leases. Our stockholders must rely entirely on the oversight of our board of directors, the management ability of our advisor and the performance of the leasing agents selected by them. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms.

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

Delays we encounter in the selection, acquisition and development of properties could adversely affect our stockholders’ returns. In addition, if we are unable to invest the remaining proceeds from our public offerings in real properties in a timely manner, we will hold the proceeds in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, ultimately, liquidate. In such an event, our ability to pay distributions to our stockholders and the returns to our stockholders would be adversely affected.

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

In the event that our advisor was unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in disruption of our business.

Our board of directors determined an estimated net asset value per share of $13.15 for our shares of common stock as of September 30, 2016. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.

On January 10, 2017, our board of directors determined an estimated net asset value per share of our common stock of $13.15 as of September 30, 2016.  Our board of directors’ objective in determining the estimated net asset value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

As with any valuation method, the methods used to determine the estimated net asset value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated net asset value per share, which could be significantly different from the estimated net asset value per share determined by our board of directors. The estimated net asset value per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated net asset value per share on a national securities exchange; a third party would offer the estimated net asset value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the net asset value per share would be acceptable to FINRA or ERISA with respect to their respective requirements.  Further, the estimated net asset value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated net asset value per share as of September 30, 2016, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Net Asset Value Per Share.”

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

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the NASAA REIT Guidelines. Under our charter and the Maryland General Corporation Law, our stockholders currently have a right to vote only on the following matters:

•

the election or removal of directors;

•

any amendment of our charter, provided that our board of directors may amend our charter without stockholder approval to:

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

We may issue preferred stock or other classes of common stock; which issuance could adversely affect the holders of our common stock issued pursuant to our public offerings.

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

•

bankruptcies, financial difficulties or lease defaults by our tenants;

•

changes in interest rates and availability of financing;

•

changes in the terms of available financing, including more conservative loan-to-value requirements and shorter debt maturities;

•

competition from other commercial properties;

•

the inability or unwillingness of tenants to pay rent increases;

•

changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws; and

•

the severe curtailment of liquidity for certain real estate related assets.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution. We may be liable for environmental hazards at our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. The properties that we plan to develop or acquire could include automobile and truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages. As a result, we may be expected to regularly incur environmental clean-up costs. We intend to include in the leases that we entered with future tenants, an agreement for such tenant to indemnify us from all environmental liabilities arising its activities at such property during the term of the lease. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we cannot be assured that we will not be held liable for environmental clean-up at our properties, including environmental damages at sites we own and lease. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and our future tenants may not have sufficient resources to pay its environmental liabilities.

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

We intend to hold the various real properties in which we invest until such time as our advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we do not begin the process of liquidating our assets or listing our shares within ten years of the termination of our initial public offering, our charter requires that we hold a stockholders meeting to vote on a proposed alternate strategy for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the tenth anniversary of the termination of our initial public offering. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

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

In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Although our principal intention is to acquire developed properties and to limit any investment in unimproved property, a portion of stockholders investment nevertheless may be subject to the risks associated with investments in unimproved real property.

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

•

all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•

we have insufficient offering proceeds available to pay the purchase price at closing.

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

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. Our policy of limiting our aggregate borrowings to no more than 50% of the value of our properties’ value will have the effect of causing the aggregate debt to equal our net asset value. Such debt may be at a level that is higher than real estate investment trusts with similar investment objectives or criteria. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of stockholders’ investment.

We do not intend to incur mortgage debt on a particular real property unless we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected. In addition, because our goal is to be in a position to liquidate our assets within five years after the termination of our primary offering, which terminated in March 2016, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to investors than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.

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

Our qualification as a REIT depends on our ongoing satisfaction of numerous requirements established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, we would not be required to distribute substantially all of our net taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, unless we are eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

We believe that our operating partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successfully to determine that our operating partnership should properly be treated as a corporation, our operating partnership would be required to pay federal income tax at corporate rates on its net income. In addition, we would fail to qualify as a REIT, with the resulting consequences described above.

Legislative, regulatory or administrative changes could adversely affect us.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us.

President Trump, the House leadership and the Senate leadership all have expressed interest in passing comprehensive tax reform this year. While certain aspects of tax reform proposals have been described, proposed legislation has not yet been introduced by the leaders of the House Ways and Means Committee or the Senate Finance Committee. None of the descriptions of tax reform proposals have specifically addressed the treatment of REITs. Moreover, there is not yet agreement between the President, the House leadership and the Senate leadership about the specifics of tax reform. To date, the focus of the House plan differs significantly from the Senate plan. Accordingly, there is no assurance that comprehensive tax reform will be enacted, when any such legislation might be enacted, what specific measures will be included in any enacted tax reform language, or whether tax reform would adversely affect us, our shareholders or our customers.

All of the tax reform proposals share a desire to reduce maximum corporate income tax rates and reform U.S. taxation of income earned outside the United States. Lower corporate rates would be at least partially paid for by reducing or eliminating various tax benefits. Given that the same tax benefits generally apply to businesses conducted through non-corporate structures, there is also pressure on reducing the tax rates applicable to non-corporate businesses.

Some of the tax benefits identified as possibly being eliminated or reduced include various tax benefits that have been important to the real estate industry, including REITs, such as eliminating the like-kind exchange rules or the deduction of net interest expense. Loss of a deduction for net interest expense would substantially increase our REIT taxable income and, absent amendments to the REIT rules, our distribution obligations. In addition, it is possible that substantially reduced corporate tax rates or Senate interest in integrating taxation of shareholders and corporations could reduce or eliminate the relative attractiveness of REITs as a vehicle for owning real estate.

We urge stockholders to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

To qualify as a REIT we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to federal income tax on any undistributed taxable income and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income and excise taxes, it is possible that we might not always be able to do so.

You may have current tax liability on distributions you elected to reinvest in our common stock.

       If you participated in our distribution reinvestment plan, which was terminated in July 2016, you will be deemed to have received, and for income tax purposes will be taxed on, a cash distribution equal to the fair market value of the stock received pursuant to the distribution reinvestment plan, which will be taxed as a dividend to the extent of our current or accumulated earnings and profits. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

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

Non-U.S. investors may be subject to U.S. federal income tax on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled” REIT.

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on the gain recognized on such disposition. A non-U.S. stockholder generally would not be subject to U.S. federal income tax, however, on gain from the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market, which is not currently the case, and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

Retirement Plan Risks

There are special considerations for pension or profit-sharing or 401(k) plans, health or welfare plans or individual retirement accounts whose assets are being invested in our common stock due to requirements under ERISA and the Internal Revenue Code. Furthermore, a person acting on behalf of a plan not subject to ERISA may be subject to similar penalties under applicable federal, state, local, or non-U.S. law by reason of purchasing our stock.

If you are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA, or other plan or arrangement subject to ERISA or Section 4975 of the Internal Revenue Code in us, you should consider:

•

whether the investment is consistent with stockholders’ fiduciary obligations under ERISA and the Internal Revenue Code;

•

whether the investment is made in accordance with the documents and instruments governing the plan or IRA, including plan or account’s investment policy;

•

whether the investment satisfies the prudence and diversification requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and/or the Internal Revenue Code;

•

whether the investment will not impair the liquidity of the plan or IRA;

•

whether the investment will not produce unrelated business taxable income, referred to as UBTI, for the plan or IRA;

•

whether the stockholder will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•

whether the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

You should consider whether your investment in us will cause some or all of our assets to be considered assets of an employee benefit plan, IRA, or other arrangement. We do not believe that under ERISA and U.S. Department of Labor regulations currently in effect that our assets would be treated as “plan assets” for purposes of ERISA, although there can be no assurances. However, if our assets were considered to be plan assets, transactions involving our assets would be subject to ERISA and Section 4975 of the Internal Revenue Code and some of the transactions we have entered into with our advisor and its affiliates could be considered “prohibited transactions,” under ERISA or the Internal Revenue Code. If such transactions were considered “prohibited transactions,” our advisor and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, our advisor and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us. Additionally, other transactions with “parties-in-interest” or “disqualified persons” with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code or other governing authority in the case of a government plan. Therefore, we would be operating under a burdensome regulatory regime that could limit or restrict investments we can make or our management of our real estate assets. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan purchasing shares and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of your plan or IRA, you should not purchase shares unless an administrative or statutory exemption applies to your purchase.

Failure to satisfy the fiduciary standards of conduct and other requirements of ERISA, the Internal Revenue Code, or other applicable statutory or common law may result in the imposition of civil (and criminal, if the violation was willful) penalties, and can subject the fiduciary to equitable remedies and/or damages. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Furthermore, to the extent that the assets of a plan or arrangement not subject to the fiduciary provisions of ERISA (for example, governmental plans, non-electing church plans, and foreign plans) will be used to purchase our stock, such plans should consider the impact of applicable federal, state, local, or non-U.S. law on the decision to make such purchase.

Item 1B.   Unresolved Staff Comments

      None.

Item 2.      Properties

General

As of December 31, 2016, we owned or held a majority interest in 18 commercial properties comprising approximately 2,982,687 square feet plus three pad sites, all located in Texas. We own nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and three properties located in San Antonio, Texas.  We believe that the long-term outlook for commercial real estate values in the Houston, Dallas and San Antonio metropolitan statistical areas remains positive.

We do not directly manage our properties.  Hartman Income REIT Management, Inc. manages our properties pursuant to a property management agreement which is renewable annually.  Our board of directors has approved the renewal of the property management agreement which will expire on February 9, 2018.  In addition to property management, our property manager is also responsible for leasing our properties.  Our tenants consist of national, regional and local businesses.

Substantially all of our revenues consist of base rents and expense recoveries under leases that generally have terms that range from less than one year to 15 years.  A majority of our existing leases as of December 31, 2016 contain “rent bump” rental provisions which provide for increases in base rental amounts over the term of the lease.

Our Properties

The following table provides summary information regarding our properties as of December 31, 2016. Except as otherwise noted in the footnotes to the table below, we own a 100% ownership interest in each of our properties.

Name/Location	Rentable SF (1)	Date Acquired	Acquisition Cost (in thousands)	Annualized Base Rent (in thousands)	% Leased (1)
Richardson Heights SC Richardson, TX	201,433	12/28/2010	$ 19,150	$ 2,764	74%
Cooper Street Plaza Arlington, TX	127,696	5/11/2012	10,613	1,495	100%
Bent Tree Green Dallas, TX	139,609	10/16/2012	12,015	1,558	68%
Parkway Plaza I & II Dallas, TX	136,506	3/15/2013	9,490	1,514	66%
Gulf Plaza Houston, TX	120,651	3/11/2014	13,950	2,402	100%
Mitchelldale Business Park Houston, TX	377,752	6/13/2014	19,175	2,126	91%
Energy Plaza I&II San Antonio, TX	180,119	12/30/2014	17,610	3,190	85%
Timbercreek Atrium Houston, TX	51,035	12/30/2014	2,897	665	79%
Copperfield Building Houston, TX	42,621	12/30/2014	2,419	623	80%
400 North Belt Houston, TX	230,872	5/8/2015	10,150	1,124	44%
Commerce Plaza Hillcrest Dallas, TX	203,688	5/1/2015	11,400	2,108	73%
Skymark Tower Arlington, TX	115,700	9/2/2015	8,846	1,680	79%
Corporate Park Place Dallas, TX	113,429	8/24/2015	9,500	1,281	75%
Ashford Crossing Houston, TX	158,451	7/31/2015	10,600	2,443	85%
One Technology Center San Antonio, TX	196,348	11/10/2015	19,575	3,739	94%
Westway One (2) Dallas, TX	165,982	6/1/2016	21,638	3,003	100%
Village Pointe (3) San Antonio, TX	54,246	11/14/2016	7,050	557	92%
Three Forest Plaza Dallas, TX	366,549	12/22/2016	35,655	4,861	74%
	2,982,687		$ 241,733	$ 37,133	80%

(1)

Approximate as of December 31, 2016.

(2)

The Westway One property is owned by Hartman Westway LLC.  On June 17, 2016, we sold a 45.67% non-controlling interest in Westway One LLC to an unrelated investor for $5,500,000.  As of December 31, 2016, we own a 54.33% membership interest in the Westway One joint venture.

(3)

The Village Pointe property was acquired by Hartman Village Pointe, LLC, a joint venture between us and Hartman vREIT XXI, Inc.  As of December 31, 2016, we owned an approximately 64.24% membership interest in the joint venture which owned the Village Pointe property. As of February 8, 2017, our affiliate, Hartman vREIT XXI, Inc., has acquired all of our membership interest in the joint venture. Hartman vREIT XXI, Inc. purchased our ownership interest in the joint venture for $3,675,000.

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2016:

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Richardson Heights	Dallas	201,433	74%	$ 2,764	$ 18.46	$ 19.98
Cooper Street	Dallas	127,696	100%	$ 1,495	$ 11.71	$ 11.62
Village Pointe	San Antonio	54,246	92%	$ 557	$ 11.17	$ 11.53
Total - Retail		383,375	85%	$ 4,816	$ 14.71	$ 15.43
Office:
Bent Tree Green	Dallas	139,609	68%	$ 1,558	$ 16.44	$ 16.98
Parkway Plaza I&II	Dallas	136,506	66%	$ 1,514	$ 16.71	$ 18.22
Hillcrest	Dallas	203,688	73%	$ 2,108	$ 14.18	$ 14.90
Skymark	Dallas	115,700	79%	$ 1,680	$ 18.49	$ 19.55
Corporate Park Place	Dallas	113,429	75%	$ 1,281	$ 14.97	$ 15.84
Westway One	Dallas	165,982	100%	$ 3,003	$ 18.09	$ 20.11
Three Forest Plaza	Dallas	366,549	74%	$ 4,861	$ 18.02	$ 18.07
Gulf Plaza	Houston	120,651	100%	$ 2,402	$ 19.93	$ 19.87
Timbercreek Atrium	Houston	51,035	79%	$ 665	$ 16.52	$ 17.14
Copperfield	Houston	42,621	80%	$ 623	$ 18.28	$ 19.00
400 N. Belt	Houston	230,872	44%	$ 1,124	$ 11.19	$ 11.78
Ashford Crossing	Houston	158,451	85%	$ 2,443	$ 18.13	$ 18.75
Energy Plaza	San Antonio	180,119	85%	$ 3,190	$ 20.86	$ 21.32
One Technology Center	San Antonio	196,348	94%	$ 3,739	$ 20.27	$ 21.14
Total - office		2,221,560	77%	$ 30,191	$ 17.53	$ 16.30
Flex/Industrial
Mitchelldale	Houston	377,752	91%	$ 2,126	$ 6.21	$ 6.37
Total - Flex/Industrial		377,752	91%	$ 2,126	$ 6.21	$ 6.37
Grand Total		2,982,687	80%	$ 37,133	$ 15.56	$ 16.22

Significant Tenants

The following table sets forth information about our five largest tenants as of December 31, 2016:

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Rental Revenue	Initial Lease Date	Lease Expiration Year
Gulf Interstate Engineering	Gulf Plaza	$ 2,393	6.4%	3/1/2011	2/28/2018
Weaver & Tidwell	Three Forest	1,211	3.3%	9/16/2008	9/30/2018
Lennar Homes of Texas	Westway One	1,084	2.9%	3/1/2016	2/28/2022
GSA-Veterans Administration	One Technology	1,036	2.9%	11/1/2003	10/31/2018
Galen College of Nursing	One Technology	941	2.5%	7/1/2013	12/31/2023
Total		$ 6,665	18.0%

Lease Expirations

The following table shows lease expirations for our properties as of December 31, 2016 during each of the next ten years:

		Gross Leasable Area Covered by Expiring Leases		Annualized Base Rent Represented by Expiring Leases
Year of Lease Expiration	Number of Leases Expiring	Approx. Square Feet	Percent of Total Occupied Square Feet	Amount (in thousands)	Percent of Total Rent
2017	129	325,409	13%	$5,114	14%
2018	124	508,069	21%	$9,240	25%
2019	101	347,583	14%	$5,472	15%
2020	59	250,780	10%	$3,926	11%
2021	73	289,439	12%	$3,676	10%
2022	29	238,327	10%	$2,694	7%
2023	20	167,083	7%	$2,255	6%
2024	11	78,184	3%	$1,196	3%
2025	8	83,789	3%	$1,044	3%
2026	5	78,743	3%	$1,092	3%
Total	559	2,367,406	96%	$35,709	97%

Leases expiring beyond the period presented are not included in the table above, therefore the percent of total annualized base rents do not total 100%.

Location of Properties

Our properties, which represent continuing operations, are located in the Houston, Dallas and San Antonio metropolitan statistical areas (“MSAs”).  We believe that the long-term outlook for Texas MSAs remains positive.

As of December 31, 2016, our real estate properties comprised the following annualized base rental revenue by asset type and geographic location:

	Retail	Office	Flex/Industrial	Total
Dallas	$ 4,259	$ 16,005	$ -	$ 20,264
Houston	-	7,257	2,126	9,383
San Antonio	557	6,929	-	7,486
Total	$ 4,816	$ 30,191	$ 2,126	$ 37,133

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

     As of March 15, 2017, we had 18,170,878 shares of common stock issued and outstanding, held by a total of approximately 3,200 stockholders.  The number of stockholders is based on the records of Phoenix American Financial Services, which serves as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all.  Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. Effective March 31, 2016, we terminated our follow-on public offering. Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, merging our company with its affiliates followed by a listing of our shares of common stock on a national securities exchange. However, our board of directors has not made a decision to pursue any specific liquidity event, and there can be no assurance that we will complete a liquidity event on the terms described above or at all.

On January 10, 2017, our board of directors determined an estimated net asset value per share of our common stock of $13.15 as of September 30, 2016.  Our board of directors’ objective in determining the estimated net asset value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

As with any valuation method, the methods used to determine the estimated net asset value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated net asset value per share, which could be significantly different from the estimated net asset value per share determined by our board of directors. The estimated net asset value per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated net asset value per share on a national securities exchange; a third party would offer the estimated net asset value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the net asset value per share would be acceptable to FINRA or ERISA with respect to their respective requirements.  Further, the estimated net asset value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets.  For additional information on the determination of our estimated fair value per share, see our Current Report on Form 8-K filed with the SEC on January 11, 2017.

We intend to determine an updated estimated fair value per share every year on or about the last day of our fiscal year or more frequently in the sole discretion of our board of directors. The market for commercial real estate can fluctuate quickly and substantially, and values of our assets and liabilities are expected to change in the future.

Recent Sales of Unregistered Securities

For the year ended December 31, 2016, each of our two independent directors received a grant of 3,000 shares of restricted common stock as compensation for their service on our board of directors pursuant to our omnibus stock incentive plan.  We issued 6,000 shares of restricted common stock in the aggregate to our independent directors in 2016 in fulfillment of shares granted for 2015 service on our board of directors.  For the year ended December 31, 2016, we issued 1,000 shares of restricted common stock to each of two executives of our advisor and our property manager.  As of December 31, 2016, a total of 40,875 shares of restricted common stock have been issued by us to our independent directors pursuant to our omnibus stock incentive plan, and 12,000 shares of restricted common stock have been issued to executives of our advisor and our property manager pursuant to our omnibus stock incentive plan.

The shares of restricted stock issued to our independent directors and executives of our advisor and property manager were issued in transactions exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds From Sale of Registered Securities

On February 9, 2010, our Registration Statement on Form S-11 (File No. 333- 154750), registering a public offering of up to $250,000,000 in shares of our common stock to the public in our primary offering at a price of $10.00 per share and up to $23,750,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share, was declared effective by the SEC and we commenced our initial public offering. We terminated our initial public offering on April 25, 2013. As of the termination our initial public offering on April 25, 2013, we had accepted subscriptions for and issued 4,455,678 shares of our common stock, including 162,561 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in offering proceeds of $43,943,731. On July 16, 2013, our Registration Statement on Form S-11 (File No. 333-185336) registering our follow-on public offering of up to $200,000,000 in shares of our common stock to the public at $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share, was declared effective by the SEC and we commenced our follow-on offering.

Effective March 31, 2016, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan terminated effective as of July 16, 2016. As of December 31, 2016, we had accepted subscriptions for, and issued, 18,574,461 shares of our common stock in our initial public offering and our follow-on offering, including 1,216,240 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $181,336,480.

As of December 31, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering in the amounts set forth in the tables below (all figures in thousands). D.H. Hill Securities, LLLP, the dealer manager for our public offerings, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 2,942	Actual
Finders’ fees	-	—
Expenses paid to or for underwriters	-	—
Other organization and offering costs	472	Actual
Total expenses	$ 3,414

Follow-On Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 10,248	Actual
Finders’ fees	-	—
Expenses paid to or for underwriters	-	—
Other organization and offering costs	2,548	Actual
Total expenses	$ 12,796

As of December 31, 2016, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $153,572,000, excluding $11,554,000 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan. For the year ended December 31, 2016, the ratio of the cost of raising capital to capital raised was approximately 5.1%.

We intend to use substantially all of the remaining net proceeds from our public offerings to continue to invest in a portfolio of real properties. As of December 31, 2016, we had used $128,264,000 of the net proceeds from our public offerings, plus debt financing, to purchase our 18 investments in commercial properties. As of December 31, 2016, we had paid $6,013,000 of acquisition fees to our advisor.

Share Redemption Program

Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.  Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders. The purchase price for shares redeemed under the share redemption program will be as set forth below.  Except for redemptions sought upon a stockholder’s death or qualifying disability or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price for shares redeemed under the redemption program will be determined as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price Per Share
1 year or more	90.0%
2 years or more	92.5%
3 years or more	95.0%
4 years or more	97.5%
5 years or more	100.0%

Our board of directors reserves the right in its sole discretion at any time to (1) waive the one-year holding period in the event of exigent circumstances affecting a stockholder such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or death or disability (as described below), (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms of our redemption program.

Subject to the limitations described below and provided that the redemption request is made within 270 days of the event giving rise to the following special circumstances, we will waive the one-year holding requirement (a) upon the request of the estate, heir or beneficiary of a deceased stockholder or (b) upon the disability of  a stockholder or upon a stockholder’s confinement to a long-term care facility, provided that the condition causing such disability or need for long-term care was not preexisting on the date that such person became a stockholder.

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

We intend to redeem shares quarterly under the program. We will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the date of redemption.  Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus, if we had positive operating cash flow from the previous fiscal year, 1.0% of all operating cash flow from the previous fiscal year, provided that we terminated the sale of shares pursuant to our distribution reinvestment plan effective as of July 16, 2016. These limitations apply to all redemptions, including redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. If those limitations prevent us from redeeming shares, those shares will remain in line to be redeemed with priority based on the date that the redemption is first requested.  A stockholder may withdraw a request for redemption by submitting written instructions withdrawing its redemption request at any time prior to the date that we redeem the shares submitted. A stockholder will have no right to request redemption of its shares if the shares are listed for trading on a national securities exchange.

For the years ended December 31, 2016 and December 31, 2015, we received 32 and 17 requests, respectively, for share redemptions pursuant to the terms of our share redemption program. For the year ended December 31, 2016, we redeemed 141,152 shares at a weighted average price per share of $9.36 per share.  For the year ended December 31, 2015, we redeemed 60,613 shares at a weighted average price of $9.20 per share.  For the period from our initial public offering commencement date (February 9, 2009) to December 31, 2016, we received and fulfilled 77 redemption requests representing 409,583 shares of our common stock. Redemption prices paid were as set forth in our share redemption program.  The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2016, we had no unfulfilled redemption requests.

During the three months ended December 31, 2016, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximately Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2016	13,378	-	-	(2)
November 2016	-	13,378	$9.50	(2)
December 2016	1,995	1,995	$9.11	(2)
Total	15,373	15,373

(1)

We generally redeem shares in the month following the end of the fiscal quarter in which requests were received.

(2)

The number of shares that may be redeemed pursuant to our share redemption program will not exceed (i) 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of the redemption and (ii) those share redemptions that can be funded with proceeds from our distribution reinvestment plan (provided that we terminated the sale of shares pursuant to our distribution reinvestment plan effective as of July 16, 2016) plus, if we had positive net operating cash flow for the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.

Distribution Policy

To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to annually distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or GAAP) to our stockholders. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

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

For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions or nontaxable distributions. To the extent that we make distributions in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital which reduces the tax basis of each share of common stock held by a U.S. stockholder.  The amount of distributions in excess of a U.S. stockholder’s tax basis will be a taxable gain realized upon the sale of the stockholders’ shares.

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the years ended December 31, 2016 and 2015, in thousands:

Period	Cash (1)	DRIP (1)(2)	Total
First Quarter 2016	$ 1,269	$ 1,209	$ 2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Fourth Quarter 2016	3,173	-	3,173
Total	$ 8,918	$ 2,988	$ 11,906

First Quarter 2015	$ 703	$ 714	$ 1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,019	1,946
Fourth Quarter 2015	1,043	1,108	2,151
Total	$ 3,476	$ 3,717	$ 7,193

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan, which was terminated effective as of July 16, 2016.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. Certain information in the table has been derived from our audited consolidated financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15, Financial Statements and Notes thereto, appearing elsewhere in this Annual Report. Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
Balance Sheet Data (in thousands)	2016	2015	2014	2013	2012
Total real estate assets, at cost	$ 253,099	$ 189,707	$ 115,928	$ 56,993	$ 42,316
Total real estate assets, net	203,227	162,323	103,023	50,714	39,783
Total assets	248,264	177,595	119,370	52,829	44,591
Notes payable	117,609	74,995	58,555	2,129	14,759
Total liabilities	131,833	85,688	64,798	5,061	17,305
Total stockholders’ equity	$ 116,431	$ 91,907	$ 54,572	$ 47,768	$ 27,286

	For the year ended December 31,
	2016	2015	2014	2013	2012
Operating Data (in thousands)
Total revenues	$ 38,570	$ 26,204	$ 12,166	$ 7,314	$ 3,612
Net loss	(10,924)	(8,488)	(4,415)	(1,985)	(2,111)
Net loss per common share – basic and diluted	($0.64)	($0.79)	($0.63)	($0.40)	($0.80)

	For the year ended December 31,
	2016	2015	2014	2013	2012
Other Data (in thousands, except per share amounts)
Cash flow provided by (used in)
Operating activities	$ 10,115	$ 8,325	$ 2,942	$ 1,201	$ 167
Investing activities	(86,342)	(73,529)	(66,085)	(10,899)	(26,952)
Financing activities	78,101	62,155	67,428	9,779	19,407
Distributions paid	11,906	7,193	4,839	3,275	1,760
Distributions declared per common share (1)	$0.70	$0.70	$0.70	$0.70	$0.70
Weighted average number of common shares outstanding, basic and diluted	17,362	10,734	7,035	4,928	2,647
FFO (2)	$ 11,564	$ 5,992	$ 2,211	$ 1,761	$ 69
MFFO (2)	$ 13,138	$ 7,744	$ 3,612	$ 1,918	$ 715

(1)

Distributions declared per common share for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 assumes each share was issued and outstanding each day of each year. Distributions currently declared are calculated at a rate of $0.001918 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. We paid our first monthly distribution payment in January 2011.

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our consolidated financial statements and the notes thereto included in this Annual Report. Also see “Forward Looking Statements” preceding Part I of this Annual Report. As used herein, the terms “we,” “our,” “us” and “our company” refer to Hartman Short Term Income Properties XX, Inc. and, as required by context, Hartman XX Limited Partnership, our operating partnership, and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.

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

On February 9, 2010, we commenced our initial public offering of up to $250,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $23,750,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. On April 25, 2013, we terminated our initial public offering.  As of the termination of our initial public offering on April 25, 2013, we had accepted subscriptions for and issued 4,455,678 shares of our common stock, including 162,561 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $43,943,731.

On July 16, 2013, we commenced our follow-on offering of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  As of December 31, 2016, we had accepted subscriptions for, and issued 14,118,783 shares of our common stock in our follow-on offering, including 1,053,679 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $137,392,749.  As of December 31, 2016, we had accepted subscriptions for, and issued, 18,574,461 shares of our common stock in our initial public offering and follow-on offering, including 1,216,240 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $181,336,480.

Effective March 31, 2016, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan was terminated effective July 16, 2016.

We intend to use substantially all of the remaining net proceeds of our follow-on offering to invest in a portfolio of real estate properties and other real estate-related investments.  As of December 31, 2016, we owned or held a majority interest in 18 commercial real properties.

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

Our Real Estate Portfolio

As of December 31, 2016, our portfolio consisted of the 18 commercial real estate properties listed below. Except as otherwise noted in the footnotes to the table below, we own a 100% ownership interest in each of our properties.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Richardson Heights	Dallas	201,433	74%	$ 2,764	$ 18.46	$ 19.98
Cooper Street	Dallas	127,696	100%	$ 1,495	$ 11.71	$ 11.62
Village Pointe (1)	San Antonio	54,246	92%	$ 557	$ 11.17	$ 11.53
Total - Retail		383,375	85%	$ 4,816	$ 14.71	$ 15.43
Office:
Bent Tree Green	Dallas	139,609	68%	$ 1,558	$ 16.44	$ 16.98
Parkway Plaza I&II	Dallas	136,506	66%	$ 1,514	$ 16.71	$ 18.22
Hillcrest	Dallas	203,688	73%	$ 2,108	$ 14.18	$ 14.90
Skymark	Dallas	115,700	79%	$ 1,680	$ 18.49	$ 19.55
Corporate Park Place	Dallas	113,429	75%	$ 1,281	$ 14.97	$ 15.84
Westway One (2)	Dallas	165,982	100%	$ 3,003	$ 18.09	$ 20.11
Three Forest Plaza	Dallas	366,549	74%	$ 4,861	$ 18.02	$ 18.07
Gulf Plaza	Houston	120,651	100%	$ 2,402	$ 19.93	$ 19.87
Timbercreek Atrium	Houston	51,035	79%	$ 665	$ 16.52	$ 17.14
Copperfield	Houston	42,621	80%	$ 623	$ 18.28	$ 19.00
400 N. Belt	Houston	230,872	44%	$ 1,124	$ 11.19	$ 11.78
Ashford Crossing	Houston	158,451	85%	$ 2,443	$ 18.13	$ 18.75
Energy Plaza	San Antonio	180,119	85%	$ 3,190	$ 20.86	$ 21.32
One Technology Center	San Antonio	196,348	94%	$ 3,739	$ 20.27	$ 21.14
Total - office		2,221,560	77%	$ 30,191	$ 17.53	$ 16.30
Flex/Industrial
Mitchelldale	Houston	377,752	91%	$ 2,126	$ 6.21	$ 6.37
Total - Flex/Industrial		377,752	91%	$ 2,126	$ 6.21	$ 6.37
Grand Total		2,982,687	80%	$ 37,133	$ 15.56	$ 16.22

(1)

The Village Pointe property was acquired by Hartman Village Pointe, LLC, a joint venture between us and Hartman vREIT XXI, Inc. As of December 31, 2016, we owned an approximately 64.24% membership interest in the joint venture which owned the Village Pointe property. As of February 8, 2017, our affiliate, Hartman vREIT XXI, Inc., has acquired all of our membership interest in the joint venture. Hartman vREIT XXI, Inc. purchased our ownership interest in the joint venture for $3,675,000.

(2)

The Westway One property is owned by Hartman Westway LLC.  On June 17, 2016, we sold a 45.67% minority interest in Westway One LLC to an unrelated investor for $5,500,000.  As of December 31, 2016, we own a 54.33% membership interest in the Westway One joint venture.

2016 Property Acquisitions

Westway One

On June 1, 2016, we acquired an office building comprising approximately 165,982 square feet located in Dallas, Texas, commonly known as Westway One, for $21,638,000, exclusive of closing costs and liabilities assumed.  The Westway One property was approximately 100% occupied at the acquisition date.  We financed the Westway One acquisition with proceeds from our follow-on offering and mortgage loan proceeds from a bank.  On June 17, 2016, we admitted an unrelated independent investor as a joint venture member for $5,500,000 in exchange for a 45.67% non-controlling member interest in the entity which owns the Westway One property.

Village Pointe

On November 14, 2016, we acquired an interest in a retail shopping center comprising approximately 54,246 square feet located in San Antonio, Texas, commonly known as Village Pointe, or the Village Pointe property. We acquired an interest in the Village Pointe property through Hartman Village Pointe, LLC, or Hartman Village Pointe, a joint venture between our operating partnership and Hartman vREIT XXI, Inc., a public, non-listed REIT sponsored our affiliate. As described below, subsequent to our initial investment in Hartman Village Pointe, Hartman vREIT XXI has incrementally acquired all of our operating partnership’s membership interests in Hartman Village Pointe and as a result Hartman vREIT XXI has become the sole owner of the Village Pointe property.

On November 14, 2016, Hartman vREIT XXI contributed $100,000 to Hartman Village Pointe in exchange for an initial 2.65% membership interest in Hartman Village Pointe, our operating partnership contributed $3,675,000 to Hartman Village Pointe in exchange for an initial 97.35% membership interest in Hartman Village Pointe, and Hartman Village Pointe acquired a fee simple interest in the Village Pointe property from an unrelated third party seller for a purchase price of $7,050,000, exclusive of closing costs and liabilities assumed. Hartman Village Pointe financed the payment of the purchase price for the Village Pointe property with our operating partnership’s and Hartman vREIT XXI’s initial capital contributions to Hartman Village Pointe and the proceeds of a mortgage loan in the principal amount of $3,525,000 from our operating partnership to Hartman Village Pointe, or the Village Pointe Loan.  The terms of the affiliate mortgage loan required a 2% origination fee of $70,500 and interest at annual rate of 10%.

Pursuant to the terms of a membership purchase agreement between us and Hartman vREIT XXI, Hartman vREIT XXI had the option to acquire up to all of our operating partnership’s remaining membership interest in Hartman Village Pointe at a price equal to our operating partnership’s investment cost. On December 1, 2016, Hartman vREIT XXI acquired an additional 33.11% membership interest in Hartman Village Pointe from our operating partnership in exchange for $1,250,000 in cash. After giving effect to the additional membership interest in Hartman Village Pointe acquired by Hartman vREIT XXI on December 1, 2016, as of December 31, 2016 our equity investment in Hartman Village Pointe was $2,425,000, which represented an approximately 64.24% membership interest in Hartman Village Pointe. On January 19, 2017 Hartman vREIT XXI acquired an additional 21.19% membership interest in Hartman Village Pointe from our operating partnership for $800,000 in cash, on January 25, 2017 Hartman vREIT XXI acquired an additional 5.30% membership interest in Hartman Village Pointe from our operating partnership for $200,000 in cash, on February 1, 2017 Hartman vREIT XXI acquired an additional 21.19% membership interest in our operating partnership from Hartman XX LP for $800,000 in cash, and finally on February 8, 2017 Hartman vREIT XXI acquired an additional 16.56% membership interest in Hartman Village Pointe from our operating partnership for $625,000 in cash.

As of February 8, 2017, Hartman vREIT XXI owned a 100% membership interest in Hartman Village Pointe. On December 14, 2016, Hartman Village Pointe refinanced the Village Pointe Loan with a $3,525,000 mortgage loan provided by a bank. In connection with the refinancing, the entire outstanding principal amount of the Village Pointe Loan of $3,525,000, plus $29,938 in accrued interest, was repaid in full on December 14, 2016.

Three Forest Plaza

On December 22, 2016, we acquired an office building comprising approximately 366,549 square feet located in Dallas, Texas, commonly known as Three Forest Plaza, for $35,655,000 exclusive of closing costs and liabilities assumed.  The Three Forest Plaza property was approximately 74% occupied at the acquisition date.  We financed the Three Forest Plaza acquisition with proceeds from our follow-on offering and loan proceeds from Southside bank.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. We believe the following are our more critical accounting policies due to the significance, subjectivity and judgment used in determining our estimates included in the preparation of our consolidated financial statements. See also Note 2 of the notes to our consolidated financial statements included in this Annual Report for a discussion of the application of these and other accounting policies. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate based upon the circumstances.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2016 and 2015.

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

Our estimates of fair value were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  We classify assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement.

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

Deferred Costs

Loan costs are capitalized and amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Leasing commissions are capitalized and amortized using the straight-line method over the term of the related lease agreements.

Goodwill

       Generally accepted accounting principles in the United States require us to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  We have the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if we elect to bypass the qualitative assessment, we perform a two-step impairment test.  In the first step, management compares the net book value of our carrying amount of goodwill at the balance sheet date. In the event our net book value is less than the carrying amount of goodwill, we proceed to step two and assesses the need to record an impairment charge. For the years ended December 31, 2016 and 2015, no goodwill impairment was recognized in our consolidated financial statements.

RESULTS OF CONTINUING OPERATIONS

Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015.

As of December 31, 2016, we owned or held a majority interest in 18 commercial properties comprising approximately 2,982,687 square feet plus three pad sites, all located in Texas.  As of December 31, 2016, we owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and three properties located in San Antonio, Texas.  As of December 31, 2015, we owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas.  As of December 31, 2015, we owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the year ended December 31, 2016 and the year ended December 31, 2015.  Net operating income (property revenues minus property expenses), or “NOI,” is the measure used by management to assess property performance. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States, or “GAAP,” and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the operating results of our real estate.  For purposes of the following discussion, Same Store properties refer to Richardson Heights, Cooper Street, Bent Tree Green, Parkway, Gulf Plaza, Mitchelldale, Energy Plaza, Timbercreek Atrium, and Copperfield properties, and new store (“New Store”) properties refer to Commerce Plaza Hillcrest, 400 North Belt, Ashford Crossing, Corporate Park Place, Skymark Tower, One Technology Center, Westway One and Three Forest Plaza properties.

(in thousands)	Year ended December 31,
	2016	2015	Change
Same Store:
Revenue	$ 20,659	$ 19,596	$ 1,063
Property operating expenses	6,275	5,349	926
Real estate taxes and insurance	2,840	3,151	(311)
Asset management fees	805	805	-
General and administrative	1,897	1,171	726
Same Store NOI	$ 8,842	$ 9,120	$ (278)

New Store:
Revenue	$ 17,911	$ 6,608	$ 11,303
Property operating expenses	8,255	2,244	6,011
Real estate taxes and insurance	1,670	929	741
Asset management fees	628	207	421
General and administrative	485	248	237
New Store NOI	$ 6,873	$ 2,980	$ 3,893
Property NOI	$ 15,715	$ 12,100	$ 3,615

Reconciliation of Net loss to Property NOI

Net loss	$ (10,924)	$ (8,488)	$ (2,436)
Asset acquisition fees	1,574	1,752	(178)
Organization and offering costs	(44)	963	(1,007)
Depreciation and amortization	22,488	14,480	8,008
Interest expense	3,737	3,413	324
Other (income)	(1,147)	(20)	(1,127)
Loss from discontinued operations	31	-	31
Property NOI	$ 15,715	$ 12,100	$ 3,615

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the years ended December 31, 2016 and 2015 we had total rental revenues and tenant reimbursements of $38,570,000 and $26,204,000, respectively. The $12,366,000 increase in total rental revenues and tenant reimbursements from the year ended December 31, 2015 to the year ended December 31, 2016 was primarily due to the fact that we owned or held a majority interest in 18 properties as of December 31, 2016, as compared to the 15 properties we owned as of December 31, 2015. Same Store property revenues increased by $1,063,000 or approximately 5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to increased occupancy at Richardson Heights, Parkway Plaza I and II and Mitchelldale.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; depreciation and amortization expense; offering and organization costs; asset management and acquisition fees; and general and administrative expenses.  For the years ended December 31, 2016 and December 31, 2015, we had operating expenses of $46,873,000 and $31,299,000, respectively.  The $15,574,000 increase in operating expenses from the year ended December 31, 2015 to the year ended

December 31, 2016 was primarily due to the fact that we owned or held a majority interest in 18 properties as of December 31, 2016, as compared to the 15 properties we owned as of December 31, 2015.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees were $1,433,000 and $1,012,000 for the years ended December 31, 2016 and December 31, 2015, respectively.  Acquisition costs related to the acquisition of our properties were $1,574,000 and $1,752,000 for the years ended December 31, 2016 and December 31, 2015, respectively. The increase in asset management fees we paid to our advisor from the year ended December 31, 2015 to the year ended December 31, 2016 was primarily due to the fact that we owned or held a majority interest in 18 properties as of December 31, 2016, as compared to the 15 properties we owned as of December 31, 2015. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For the years ended December 31, 2016 and December 31, 2015 we paid our Property Manager $3,611,000 and $2,417,000, respectively, for property management fees and reimbursements and $3,110,000 and $1,049,000, respectively, for leasing commissions. The increase in property management fees and reimbursements we paid to our Property Manager was primarily due to the increase in the number of properties owned for the full-year in 2016 and new properties added in  2016.

Real estate taxes and insurance – Real estate taxes and insurance were $4,510,000 and $4,080,000 for the years ended December 31, 2016 and 2015, respectively. The increase in real estate taxes and insurance from the year ended December 31, 2015 to the year ended December 31, 2016 was primarily due to the fact that we owned or held a majority interest in 18 properties as of December 31, 2016, as compared to the 15 properties we owned as of December 31, 2015.

       Depreciation and amortization – Depreciation and amortization were $22,488,000 and $14,480,000 for the years ended December 31, 2016 and 2015, respectively.  Depreciation and amortization increased from the year ended December 31, 2015 to the year ended December 31, 2016 was primarily due to the fact that we owned or held a majority interest in 18 properties as of December 31, 2016, as compared to the 15 properties we owned as of December 31, 2015.

General and administrative expenses - General and administrative expenses were $2,382,000 and $1,419,000 for the years ended December 31, 2016 and 2015, respectively.  General and administrative expenses consist primarily of transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is increased professional fees and certain recoverable and non-recoverable property operating expenses. We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets. We expect general and administrative expenses to decrease substantially as a percentage of total revenue when we are no longer actively acquiring properties.

Organizational and offering costs - We have incurred certain expenses in connection with our organization and the sale of our shares of common stock.  These costs principally relate to professional and filing fees.  As of December 31, 2016, such costs totaled $3,020,000 and have been expensed as incurred since February 5, 2009, the date of our inception, however $858,000 was reimbursed by our advisor according to the terms of the Advisory agreement.  For the years ended December 31, 2016 and December 31, 2015, organization and offering costs were ($44,000) and $963,000, respectively.

Net loss – We incurred a net loss from continuing operations of $10,924,000 and $8,488,000 for the years ended December 31, 2016 and 2015, respectively.  The net loss for the year ended December 31, 2016 is primarily attributable to (i) asset acquisition fees and (ii) depreciation and amortization expense related to the properties owned.

Funds From Operations and Modified Funds From Operations

 Funds From Operations, or FFO, is a non-GAAP financial measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, which we believe is an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT in conjunction with net income.  FFO is used by the REIT industry as a supplemental performance measure.  FFO is not equivalent to our net income or loss as determined under GAAP.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2016, 2014 and 2013, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	December 31,
	2016	2015	2014
Net loss	($10,924)	($8,488)	($4,415)
Depreciation and amortization of real estate assets	22,488	14,480	6,626
Funds from operations (FFO)	11,564	5,992	2,211

Acquisition related expenses	1,574	1,752	1,401
Modified funds from operations (MFFO)	$13,138	$7,744	$3,612

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through December 31, 2016, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Period from inception to December 31, 2010 (2)
First Quarter 2011	21	20	41
Second Quarter 2011	45	51	96
Third Quarter 2011	70	70	140
Fourth Quarter 2011	119	101	220
First Quarter 2012	175	150	325
Second Quarter 2012	209	194	403
Third Quarter 2012	236	246	482
Fourth Quarter 2012	271	279	550
First Quarter 2013	316	311	627
Second Quarter 2013	373	388	761
Third Quarter 2013	442	412	854
Fourth Quarter 2013	550	483	1,033
First Quarter 2014	568	535	1,103
Second Quarter 2014	614	577	1,191
Third Quarter 2014	632	605	1,237
Fourth Quarter 2014	665	641	1,306
First Quarter 2015	703	714	1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,020	1,947
Fourth Quarter 2015	1,042	1,108	2,150
First Quarter 2016	1,269	1,209	2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Fourth Quarter 2016	3,173	-	3,173
Total	$ 17,699	$ 11,769	$ 29,468

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days following the end of such month.

(2)

Distributions accrued for the period from December 27, 2010 through December 31, 2010 were paid on January 20, 2011, the date we first paid a distribution.

(3)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

(4)

Distributions to non-controlling interests were $208,000 for the year ended December 31, 2016.  There were no non-controlling interests as of December 31, 2015.

For the year ended December 31, 2016, we paid aggregate distributions of $11,906,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $10,115,000 and our FFO was $11,564,000. For the year ended December 31, 2016, 85% of distributions were paid from cash provided by operating activities.

For the year ended December 31, 2015, we paid aggregate distributions of $7,193,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash provided by operating activities was $8,325,000 and our FFO was $5,992,000. For the year ended December 31, 2015, 100% of distributions were paid from cash provided by operating activities.

For the period from inception to December 31, 2016, we paid aggregate distributions of $29,468,000.  During the period from our inception to December 31, 2016, our cash provided by operating activities was $22,674,000, our net loss was $29,022,000 and our FFO was $20,645,000. Of the $29,468,000 in aggregate distributions paid to our stockholders from inception to December 31, 2016, approximately 77% was paid from net cash provided by operating activities and approximately 23% was funded from offering proceeds.   For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31, 2016 and 2015:

	2016	2015
Ordinary income (unaudited)	34.8%	40.4%
Return of capital (unaudited)	65.2%	59.6%
Capital gains distribution (unaudited)	- %	- %
Total	100.0%	100.0%

Liquidity and Capital Resources

As of December 31, 2016, we had issued 18,574,461 shares of our common stock in our initial and follow-on public offerings, including 1,216,240 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $181,336,480. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan was terminated effective July 16, 2016.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of December 31, 2016, our outstanding secured debt is $119,143,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of December 31, 2016, we had continuing operations from 17 commercial real estate properties versus 15 properties owned as of December 31, 2015.  During the year ended December 31, 2016, net cash provided by operating activities was $10,115,000 versus $8,325,000 in net cash provided by operating activities for the year ended December 31, 2015.  The increase in cash flow from operating activities is primarily attributable to the increase in the number of operating properties we owned.  We expect cash flows from operating activities to increase in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the year ended December 31, 2016, net cash used in investing activities was $86,342,000 versus $73,529,000 for the year ended December 31, 2015 and consisted primarily of cash used for the acquisitions of real estate properties.  In 2016, we acquired three commercial real estate properties for $64,343,000 versus our acquisition of six commercial real estate properties for $70,071,000 in 2015.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our follow-on public offering and distributions paid to our common stockholders.  Net cash provided by financing activities for the years ending December 31, 2016 and 2015, respectively, was $78,101,000 and $62,155,000 and consisted of the following:

•

$38,153,000 and $49,385,000, respectively, of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock, related dealer manager fees and redemptions of $2,103,000 and $2,469,000, respectively;

•

$42,224,000 and $16,246,000, respectively, of cash provided by financing and net refinancing of notes payable;

•

$6,850,000 and $0, respectively, of cash provided by investment proceeds of non-controlling joint venture investor; and

•

$8,918,000 and $3,476,000, respectively, of net cash distributions, after giving effect to distributions reinvested by stockholders of $2,988,000 and $3,717,000, and distributions to non-controlling interest of $208,000 and $0, respectively.

Discontinued Operations

On November 14, 2016, we acquired an interest in the Village Pointe property through an investment in Hartman Village Point, a joint venture between our operating partnership and our affiliate, Hartman vREIT XXI, Inc.  The Village Pointe property was approximately 92% occupied at the acquisition date.  Our operating partnership contributed

$3,675,000 to Hartman Village Pointe in exchange for a 97.35% membership interest in Hartman Village Pointe and Hartman vREIT XXI, Inc. contributed $100,000 to Hartman Village Pointe in exchange for a 2.65% membership interest in Hartman Village Pointe. Our operating partnership also made a mortgage loan of $3,525,000, secured by the Village Pointe property, to Hartman Village Pointe.

As of February 8, 2017, Hartman vREIT XXI, Inc. has acquired all of our interests in Hartman Village Pointe.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2016, our borrowings were not in excess of 300% of the value of our net assets.

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

As of December 31, 2016, we had notes payable totaling an aggregate principal amount of $119,143,000. For more information on our outstanding indebtedness, see Note 7 (Notes Payable) to the consolidated financial statements included in this annual report.

The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations (1)	$ 119,143	$ 30,960	$ 34,875	$ 11,901	$ 41,407
Interest payments on outstanding debt obligations (2)	36,809	3,716	6,821	4,835	21,437
Purchase obligations (3)	-	-	-	-	-
Total	$ 155,952	$ 34,676	$ 41,696	$ 16,736	$ 62,844

(1)

Principal payments only.

(2)

Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2016.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of December 31, 2016.

Off-Balance Sheet Arrangements

     As of December 31, 2016 and 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the notes to the consolidated financial statements included in this Annual Report.

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

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item 8 can be found beginning on page F-1 of this Annual Report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f).  In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Allen R. Hartman	65	Chairman of the Board, Chief Executive Officer and President
Jack I. Tompkins	71	Independent Director
Richard R. Ruskey	61	Independent Director
Louis T. Fox, III	56	Chief Financial Officer, Secretary and Treasurer
Mark T. Torok	58	General Counsel

Allen R. Hartman, age 65, has served as our CEO and Chairman of our Board of Directors since February 2009 and has served as President of our advisor, Hartman Advisors, since March 2009, and as President of our property manager, HIR Management, since January 2008. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 18 privately offered programs and two publicly offered programs, including our current public offering, which invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, Inc., a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired 80 commercial real estate properties, raised over $300 million of investor equity and acquired more than $400 million in commercial real estate assets in various private and public real estate investment programs.  Currently, Mr. Hartman oversees a staff of 60 employees who manage 38 commercial properties encompassing over five million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program.  Mr. Hartman attended the University of Colorado and studied Business Administration.

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

Jack I. Tompkins, age 71, has served as one of our independent directors since our inception in February, 2009.  Mr. Tompkins has served since 1998 as Chairman and CEO of ARTA Equity Advisors, L.L.C., which was formed to engage in various entrepreneurial opportunities. Mr. Tompkins began his career with Arthur Young & Co., working as a certified public accountant there for three years before joining Arthur Andersen, L.L.P., where he was elected to the partnership in 1981 and served until 1988. While at Arthur Andersen he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. From 1988 until October 1996, Mr. Tompkins served as Chief Financial Officer, Senior Vice President and Chief Information, Administrative and Accounting Officer of a large publicly traded energy company. Corporate functions reporting to Mr. Tompkins included financial planning, risk management, tax, accounting, information systems, administration and internal audit. Mr. Tompkins served as Chairman and CEO of Automotive Realty Trust Company of America from its inception in 1997 until its sale to a publicly traded REIT in January 1999. Automotive Realty was formed to engage in the business of consolidating real estate properties owned by automobile dealerships into a REIT. From March to September of 1999, Mr. Tompkins served as interim Executive Vice President and CFO of Crescent Real Estate Equities as the Company restructured. Mr. Tompkins served as an independent director of Hartman XIX from July 2009 until March 2010 and as an independent director of Hartman Income REIT from January 2008 until July 2009. Mr. Tompkins previously served on the board of directors of Bank of America Texas and Michael Petroleum Corp. He is a member of American Institute of Certified Public Accountants. Mr. Tompkins received a Bachelor of Business Administration and Master of Business Administration from Baylor University.

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

Richard R. Ruskey, age 61, has served as one of our independent directors since April 2011.  Mr. Ruskey began his professional career in 1978 as a Certified Public Accountant with the accounting firm of Peat, Marwick, Mitchell, & Co. in St. Louis, Missouri where he obtained extensive experience in both the audit and tax departments.  In 1983 he joined the firm of Deloitte, Haskins, & Sells as a manager in the tax department.  In 1986 Mr. Ruskey transitioned into the security brokerage industry as the chief financial officer of Westport Financial Group.  Within a one year period he became a full-time broker and due diligence officer for the firm.  In 1990 he continued his career in financial services by joining the broker dealer firm of R. T. Jones Capital Equities, Inc. where he served as due diligence officer.  In June 2010 Mr. Ruskey joined the broker dealer firm of Moloney Securities Co. Inc. where he currently serves as an investment broker and as a senior due diligence analyst.  He is a Certified Public Accountant and Certified Financial Planner and is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He has been an active investor in numerous real estate and business ventures throughout his 30 year career in financial services. Mr. Ruskey received dual B.S. degrees in Accounting and Finance from Southern Illinois University – Carbondale.

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

Louis T. Fox, III, age 56, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our advisor, Hartman Advisors, and our property manager, HIR Management. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining HIR Management in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. He started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox received a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

Mark T. Torok, age 58, has served as our General Counsel and Secretary since April 2016. Mr. Torok also serves as General Counsel for both our advisor and our property manager. In this capacity, Mr. Torok manages our advisor’s in-house legal department and is responsible for all legal matters affecting our company and its affiliates, including our advisor and our property manager. Prior to joining our property manager in June, 2015, Mr. Torok practiced law from 2006 to May 2015, as the founder of The Torok Law Firm P.C., where his practice focused on real estate, securities, and business law. In addition, he served as a fee attorney and provided escrow agent services for Providence Title Insurance Company.  Prior to founding The Torok Law Firm in 2006, from 1989 to 1991, Mr. Torok served as a Hearings Officer for the Pennsylvania Insurance Department. From 1991 to 2000 he served as Assistant General Counsel and Assistant Secretary of the various companies of the Erie Insurance Group, a property and casualty insurance company. From 2000 to 2002 he served as Assistant General Counsel and Assistant Secretary for the United Services Automobile Association (USAA), a property and casualty insurance company. From 2002 to 2004 he served as Assistant General Counsel and Chief Compliance Officer for the companies of the Argonaut Group, a commercial property and casualty insurance company. He subsequently returned to USAA from 2004 to 2006 to serve as Director of Regulatory Compliance before founding his own law firm. Mr. Torok holds the insurance designations of Chartered Property Casualty Underwriter (CPCU) and Associate in Reinsurance (ARe). Mr. Torok holds an inactive real estate agent’s license in Texas and an inactive escrow agent’s license in Texas and is a member of the Texas Bar Association. Mr. Torok earned a Bachelor of Arts degree in Economics from Gettysburg College and a Juris Doctor degree from Willamette University College of Law.

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

Compensation Committee

Our board of directors has established a Compensation Committee to assist the board of directors in discharging its responsibility in all matters of compensation practices, including any salary and other forms of compensation for our directors and for our employees in the event we ever have employees. Our Compensation Committee is comprised of our two independent directors, Jack Tompkins and Richard Ruskey. Our Board of Directors has adopted our Compensation Committee Charter, a copy of which is posted on our website, www.hartmaninvestment.com. The primary duties of the Compensation Committee include reviewing all forms of compensation for our directors; approving all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares; and advising on changes in compensation of members of our Board of Directors. We currently do not pay any compensation to our executive officers and have no paid employees.

Nominating and Governance Committee

Our board of directors has established a Nominating and Governance Committee, or the “Nominating Committee.” Our Nominating Committee is comprised of our two independent directors, Jack Tompkins and Richard Ruskey. Our Board of Directors has adopted our Nominating Committee Charter, a copy of which is posted on our website, www.hartmaninvestment.com. The Nominating Committee will recommend nominees to serve on our Board of Directors. The Nominating Committee will consider nominees recommended by stockholders if submitted to the committee in accordance with the procedures specified in our bylaws. Generally, this requires that the stockholder send certain information about the nominee to our corporate secretary between 120 and 150 days prior to the first anniversary of the mailing of notice for the annual meeting held in the prior year. The Nominating Committee is responsible for assessing the appropriate mix of skills and characteristics required of board members in the context of the perceived needs of the board at a given point in time and shall periodically review and recommend for approval by the board any updates to the criteria as deemed necessary. Diversity in personal background, race, gender, age and nationality for the board as a whole may be taken into account favorably in considering individual candidates. The nominating committee will evaluate the qualifications of each director candidate against these criteria in making its recommendation to the our board concerning nominations for election or reelection as a director. The process for evaluating candidates recommended by our stockholders pursuant to our bylaws will be no different than the process for evaluating other candidates considered by the Nominating Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2016, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2016, except as follows:

•

due to an administrative oversight, a Form 4 was not timely filed in 2016 to report the issuance of 3,000 shares of restricted common stock to Mr. Tompkins in connection with his continuing service as non-employee members of our board of directors; and

•

due to an administrative oversight, a Form 4 was not timely filed in 2016 to report the issuance of 3,000 shares of restricted common stock to Mr. Ruskey in connection with his continuing service as non-employee members of our board of directors.

Item 11.    Executive Compensation

Compensation of our Executive Officers

      Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not nor has our Board of Directors considered, a compensation policy for our executive officers and we have not included a Compensation and Discussion Analysis in this Annual Report.

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

Compensation of our Directors

       The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2016.  Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	All Other Compensation (2)	Total
Allen R. Hartman	$ -	$ -	$ -
Jack I. Tompkins	18,500	39,450	57,950
Richard R. Ruskey	18,500	39,450	57,950
	$ 37,000	$ 78,900	$ 115,900

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2)

As described below under “Equity Plan Compensation,” each of Messrs. Tompkins and Ruskey received shares of restricted common stock as non-cash compensation for their service as independent members of our Board of Directors.  Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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

Equity Plan Compensation

       We have approved and adopted an omnibus stock incentive plan.  Under our omnibus stock incentive plan, each of our current independent directors was entitled to receive 3,000 shares of restricted common stock in connection with the initial meeting of our full board of directors. Going forward, each new independent director that joins our board of directors receives 3,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives an additional 3,000 shares of restricted common stock. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected.  As of December 31, 2016, 39,000 shares of restricted common stock have been granted to our current independent directors pursuant to the omnibus stock incentive plan.

Compensation Committee Interlocks and Insider Participation

       We do not compensate our executive officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners

The following table sets forth information as of March 15, 2017, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership set forth in the table below is calculated based on 18,170,878 shares of our common stock outstanding as of March 15, 2017. The address of each beneficial owner listed below is c/o Hartman Short Term Income Properties XX, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	22,328	0.12%
Jack I. Tompkins	18,750	0.10%
Richard R. Ruskey	14,250	0.08%
Louis T. Fox, III	-	-
Mark T. Torok	-	-
All Officers and Directors as a group	55,328	0.30%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options warrants and similar rights held by the respective person or group which may be exercised within 60 days. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

Includes 19,000 shares owned by Hartman XX Holdings, Inc., a Texas corporation, and 3,328 shares owned by Mr. Hartman’s spouse, Mrs. Lisa Hartman.  Mr. Hartman is the sole stockholder of Hartman XX Holdings, Inc. and controls the voting and disposition decisions of Hartman XX Holdings, Inc.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The following describes all transactions since January 1, 2015 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 10 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

We initially issued 100 shares of our common stock to Hartman XX Holdings, Inc., or “Holdings,” for $1,000.  Holdings is a Texas corporation wholly owned by Allen R. Hartman.  Holdings was formed solely for the purpose of facilitating the organization and offering of the initial offering of our shares.  Effective October 15, 2009 we issued an additional 18,900 shares of common stock to Holdings for $189,000.  Holdings contributed a related party liability in the amount of $189,000 to us in exchange for the issuance of an additional 18,900 shares of our common stock.  The transaction resulted in a total of 19,000 shares of our common stock issued for total consideration of $190,000.

We issued our advisor, Hartman Advisors LLC, 1,000 shares of our non-voting convertible preferred stock, or “convertible stock,” for $10,000.  Upon the terms described below, these shares may be converted into shares of our common stock, resulting in dilution of common stockholders’ interest in our company.

The shares of our convertible stock held by our advisor will convert into shares of our common stock if (1) we have made total distributions on then then outstanding shares of our common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) we list our common stock for trading on a national securities exchange, provided that the sum of prior distributions on then outstanding shares of our common stock plus the aggregate market value of our common  stock  (based on the  30-day  average  closing   price) meets  the  same  6%  performance  threshold,  or  (3)  our  advisory agreement with our advisor expires without renewal or is terminated (other than because of a material breach by our advisor), and at the time of such expiration or termination we are deemed to have met the foregoing 6% performance threshold based on our enterprise value and prior distributions and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later, or not at all.

Our Relationships with our Advisor and our Sponsor

Hartman Advisors, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in March 2009 and is owned 70% by Allen R. Hartman, our Chief Executive Officer and Chairman of the Board of Directors, and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, Inc.  All of our officers and directors, other than our independent directors, are officers of our advisor and serve, and may serve in the future, other affiliates of our advisor.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our Advisory Agreement, we pay our advisor the fees described below.

•

    We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the years ended December 31, 2016 and December 31, 2015, we paid our advisor aggregate acquisition fees of $1,574,000 and $1,752,000, respectively. For the period from January 1, 2010 to December 31, 2016, we incurred acquisition fees of $6,013,000.

•

    We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses), including the amount of any debt attributable to the asset (including debt encumbering the asset after its acquisition) and where the value of an asset is the value established by the most recent independent valuation report, if available. For the years ended December 31, 2016 and December 31, 2015 we paid asset management fees payable to our advisor of $1,433,000 and $1,012,000, respectively.

•

We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor.  For the fiscal years ended December 31, 2016 and December 31, 2015, we did not pay our advisor any debt financing fees.

•

If our property manager provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.  With respect to a property held in a joint venture, the foregoing disposition fee will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the years ended December 31, 2016 and December 31, 2015, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the Advisory Agreement, we also reimburse our advisor and its affiliates for the costs and expenses:
•

Pursuant to our Advisory Agreement, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs (other than selling commissions and the dealer manager fee) incurred on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause our total organization and offering expenses related to our primary offering (other than selling commissions and the dealer manager fee) to exceed 1.5% of gross offering proceeds from the primary offering. Our advisor and its affiliates will be responsible for the payment of organization and offering expenses (other than selling commissions and the dealer manager fee) to the extent they exceed 1.5% of gross offering proceeds from the primary offering. As of December 31, 2016, total offering costs for our follow-on offering were $12,796,000. We directly incurred $12,796,000 of offering costs for our follow-on offering and $0 in offering costs reimbursable to our advisor for our follow-on offering. As of December 31, 2016, offering costs related to our follow-on offering exceeded 1.5% of the gross offering proceeds from the sale of shares of our common stock in our primary follow-on offering, however none of such excess costs were reimbursable to our advisor because we incurred all such costs directly. Pursuant to our charter, in no event may organization and offering costs (including selling commissions and the dealer manager fees) incurred by us in connection with a completed public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in the completed public offering. As of December 31, 2016, the organization and offering costs incurred in connection with our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in the follow-on offering.

•

Pursuant to our Advisory Agreement and our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses (as defined in our Advisory Agreement)) that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2016, our total operating expenses were $1,961,000.  Total operating expenses incurred during the four fiscal quarters ended December 31, 2016, did not exceed the 2%/25% Limitation. We reimbursed our advisor $0 in operating expenses during the four fiscal quarters ended December 31, 2016.

Our Advisory Agreement has a one-year term expiring February 9, 2018, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the Advisory Agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with our property manager, Hartman Income REIT Management, Inc., an affiliate of our sponsor, with respect to the management of properties. Pursuant to the management agreements, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property’s gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the fiscal years ended December 31, 2016 and December 31, 2015, we have paid property management fees and reimbursements of $3,611,000 and $2,417,000, respectively, to our property manager.

Transactions with Related Persons

Loan to Retail II Holdings

On May 17, 2016, Hartman TRS, Inc. (“TRS”), our wholly owned taxable REIT subsidiary, loaned $7,231,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of our advisor and our property manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by our property manager. The loan was made pursuant to a promissory note in the face amount of up to $8,820,000.  Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note is May 17, 2019.  For the year ended December 31, 2016, interest and dividend income in the accompanying consolidated statements of operations, includes $456,000 of interest income for the period from May 17, 2016 to December 31, 2016 and $144,000 representing the origination fee under the promissory note.  As of December 31, 2016, the balance due to TRS by Retail II Holdings consists of earned but unpaid origination fee of $144,000.

Village Pointe Property

As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-2016 Property Acquisitions,“ on November 14, 2016, we acquired an interest in a retail shopping center comprising approximately 54,246 square feet located in San Antonio, Texas, commonly known as Village Pointe, or the Village Pointe property. We acquired an interest in the Village Pointe property through Hartman Village Pointe, LLC, or Hartman Village Pointe, a joint venture between our operating partnership and Hartman vREIT XXI, Inc., a public, non-listed REIT sponsored our affiliate. Subsequent to our initial investment in Hartman Village Pointe, Hartman vREIT XXI has incrementally acquired all of our operating partnership’s membership interests in Hartman Village Pointe and as a result Hartman vREIT XXI has become the sole owner of the Village Pointe property.

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

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The audit committee has engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2016 and 2015.  The audit committee reserves the right to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and our stockholders.

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

All services rendered to us by Weaver for the years ended December 31, 2016 and 2015 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver professional accounting services for the years ended December 31, 2016 and 2015 are set forth in the table below.

	2016	2015
Audit fees	$ 152,978	$ 141,310
Audit related fees	38,134	14,700
Tax fees	18,700	6,490
Total	$ 209,812	$ 162,500

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

The following documents are filed as part of this Annual Report:

(a)

Exhibits

Exhibits.  The index of exhibits below is incorporated herein by reference.

(b)

Financial Statement Schedules

See the Index to Consolidated Financial Statements and Schedule at page F-1 of this report.

The following financial statement schedule is included herein at pages F-24 through F-27 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation

Item 16.

Form 10-K Summary

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 10, 2017.

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

By:	/s/ Allen R. Hartman	Date: April 10, 2017
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: April 10, 2017
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jack I. Tompkins	Date: April 10, 2017
Jack I. Tompkins, Director

By:	/s/ Richard R. Ruskey	Date: April 10, 2017
Richard R. Ruskey, Director

EXHIBIT INDEX

* Filed herewith

Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed February 1, 2012)
3.1.1	First Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1to the Company’s Form 10-K filed April 12, 2012)
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
10.69

Negative Pledge, dated May 8, 2015, by Hartman 400 North Belt LLC and Hartman XX Operating Partnership in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed May 15, 2015)

10.70

Purchase and Sales Agreement, dated as of May 27, 2015 by and between AF Corporate Park Place, Ltd. and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 2, 2015)

10.71

Purchase and Sales Agreement, dated as of June 9, 2015 by and between CSFB Skymark Tower 2007-C2 LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 11, 2015)

10.72

Purchase and Sales Agreement, dated as of June 12, 2015 by and between KWI Ashford Westchase Buildings, L.P. and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 19, 2015)

10.73

Real Property Management Agreement, dated as of July 7, 2015 by and between Hartman Ashford Crossing LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 4, 2015)

10.74

Negative Pledge, dated July 31, 2015, by Hartman Ashford Crossing LLC and Hartman XX Operating Partnership in favor of Texas Capital Bank, NA (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 4, 2015)

10.75

Real Property Management Agreement, dated as of July 16, 2015 by and between Hartman Corporate Park Place, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 31, 2015)

10.76

Deed of Trust, Assignment of Rents and Security Agreement, dated as of August 24, 2015 by and between Hartman 400 North Belt LLC, Hartman Corporate Park Place LLC, Hartman Hillcrest LLC and Hartman Short Term Income Properties XX, Inc. and East West Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 31, 2015)

10.77

Revolving Promissory Note, dated as of August 24, 2015 by and between Hartman 400 North Belt LLC, Hartman Corporate Park Place LLC, Hartman Hillcrest LLC and Hartman Short Term Income Properties XX, Inc. and East West Bank (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed August 31, 2015)

10.78

Assignment of Leases and Rents, dated as of August 21, 2015 by and between Hartman 400 North Belt LLC, Hartman Corporate Park Place LLC, Hartman Hillcrest LLC and Hartman Short Term Income Properties XX, Inc. and East West Bank (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed August 31, 2015)

10.79

Real Property Management Agreement, dated as of July 16, 2015 by and between Hartman Skymark Tower, LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 8, 2015)

10.80

First Amendment to Purchase and Sale Agreement dated as of June 29, 2015 by and between CSFB Skymark Tower 2007-C2 LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 8, 2015)

10.81

Second Amendment to Purchase and Sale Agreement dated as of July 6, 2015 by and between CSFB Skymark Tower 2007-C2 LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed September 8, 2015)

10.82

Third Amendment to Purchase and Sale Agreement dated as of July 21, 2015 by and between CSFB Skymark Tower 2007-C2 LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed September 8, 2015)

10.83

Purchase and Sales Agreement, dated as of September 15, 2015 by and between KW Funds One-Technology, LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 15, 2015)

10.84

First Amendment to Purchase and Sales Agreement, dated as of October 8, 2015 by and between KW Funds One-Technology, LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 14, 2015)

10.85

 Real Property Management Agreement dated October 12, 2015 by and between Hartman One Technology LLC and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 16, 2015)

10.86

Loan Modification Agreement dated November 10, 2015 by and among Hartman Parkway LLC, Hartman Short Term Income Properties XX, Inc., Hartman Gulf Plaza LLC, Hartman Highway 6 LLC, Hartman XX Limited Partnership, Hartman XX REIT GP LLC and Hartman One Technology LLC and Texas Capital Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 16, 2015)

10.87

Amended and Restated Promissory Note dated November 10, 2015 by and among Hartman Parkway LLC, Hartman Short Term Income Properties XX, Inc., Hartman Gulf Plaza LLC, Hartman Highway 6 LLC, Hartman XX Limited Partnership, Hartman XX REIT GP LLC and Hartman One Technology LLC and Texas Capital Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 16, 2015)

10.88

Assignment of Rents dated November 10, 2015 by Hartman One Technology LLC in favor of Texas Capital Bank, National Association (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 16, 2015)

10.89

Assignment and Subordination of Management Agreement dated November 10, 2015 by Hartman One Technology LLC in favor of Texas Capital Bank, National Association and Hartman Income REIT Management, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed November 16, 2015)

10.90

Purchase and Sales Agreement, dated as of February 2, 2016 by and between EQYInvest Mission Bend, LLC and Hartman Short Term Income Properties XX, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2016)

10.91

Purchase and Sales Agreement, dated as of April 4, 2016 by and between Market Place Boulevard, Irving, LLC and Hartman Short Term Income Properties XX, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 6, 2016)

10.92

Guaranty Agreement, dated as of May 17, 2016 by and between JPMorgan Chase Bank, National Association and Hartman Short Term Income Properties XX, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 20, 2016)

10.93	Loan Agreement dated as of June 1, 2016 by and between Southside Bank and Hartman Westway One, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 7, 2016)
10.94	Promissory Note dated June 1, 2016 by Hartman Westway One, LLC in favor of Southside Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 7, 2016)
10.95

Deed of Trust, Security Agreement and Assignment of Rents dated June 1, 2016 by Hartman Westway One, LLC in favor of Southside Bank (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 7, 2016)

10.96

First Amendment to Real Estate Purchase and Sale Agreement dated April 26, 2016 by and between Market Place Boulevard, Irving, LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed June 7, 2016)

10.97

Contract of Sale, dated as of October 14, 2016 by and between Village Pointe Investors, L.P. and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 20, 2016)

10.98

Agreement of Purchase and Sale and Joint Escrow Instructions Agreement, dated November 21, 2016 by and between Massachusetts Mutual Life Insurance Company and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 28, 2016)

10.99

First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated December 2, 2016 by and between Massachusetts Mutual Life Insurance Company and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 29, 2016)

10.100

Loan Agreement dated as of December 22, 2016 by and between Southside Bank and Hartman Three Forest Plaza, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 29, 2016)

10.101	Promissory Note dated December 22, 2016 by Hartman Three Forest Plaza, LLC in favor of Southside Bank (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed December 29, 2016)
10.102

Deed of Trust, Security Agreement and Assignment of Rents dated December 22, 2016 by Hartman Westway One, LLC in favor of Southside Bank (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed December 29, 2016)

10.103	Guaranty Agreement dated December 22, 2016 by Hartman Three Forest Plaza, LLC in favor of Southside Bank (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed December 29, 2016)
21.1	List of subsidiaries of Hartman Short Term Income Properties XX, Inc.*
24.1	Power of Attorney (included on the signature page)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL EXTENSION CALCUATION LINKBASE DOCUMENT
101.DEF	XBRL EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

    Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hartman Short Term Income Properties XX, Inc. (a Maryland Corporation) and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements at Item 15, Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hartman Short Term Income Properties XX, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, presents fairly in all material respects, the information set forth therein.

/s/ WEAVER AND TIDWELL, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

April 10, 2017

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS

Real estate assets, at cost	$ 253,099	$ 189,707
Accumulated depreciation and amortization	(49,872)	(27,384)
Real estate assets, net	203,227	162,323

Cash and cash equivalents	3,254	1,380
Restricted cash	2,371	6,900
Notes receivable-related party	11,431	-
Accrued rent and accounts receivable, net	5,266	2,750
Deferred leasing commission costs, net	4,775	2,403
Goodwill	250	250
Due from related parties	-	199
Prepaid expenses and other assets	1,662	1,390
Real estate held for disposition	7,050	-
Investment in affiliate	8,978	-
Total assets	$ 248,264	$ 177,595

LIABILITIES AND EQUITY

Liabilities:
Notes payable, net	$ 114,151	$ 74,995
Note payable – real estate held for disposition, net	3,458	-
Accounts payable and accrued expenses	12,057	9,367
Due to related parties	343	-
Tenants' security deposits	1,824	1,326
Total liabilities	131,833	85,688

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 18,164,878 shares and 13,769,384 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	18	14
Additional paid-in capital	169,406	128,336
Accumulated distributions and net loss	(59,674)	(36,443)
Total stockholders' equity	109,750	91,907
Non-controlling interests	6,681	-
Total liabilities and equity	$ 248,264	$ 177,595
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015
Revenues
Rental revenues	$ 33,002	$ 22,353
Tenant reimbursements and other revenues	5,568	3,851
Total revenues	38,570	26,204

Expenses (income)
Property operating expenses	14,530	7,593
Asset management and acquisition fees	3,007	2,764
Organization and offering costs	(44)	963
Real estate taxes and insurance	4,510	4,080
Depreciation and amortization	22,488	14,480
General and administrative	2,382	1,419
Interest expense	3,737	3,413
Interest and dividend income	(1,147)	(20)
Total expenses, net	49,463	34,692
Loss from continuing operations	(10,893)	(8,488)
Loss from discontinued operations	(31)	-
Net loss	(10,924)	(8,488)
Net income attributable to non-controlling interest	122	-
Net loss attributable to common stockholders	$ (11,046)	$ (8,488)

Net loss attributable to common stockholders per share	$ (0.64)	$ (0.79)
Weighted average number of common shares outstanding, basic and diluted	17,362	10,734

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance, January 1, 2015	1	$-	8,047	$8	$74,996	($20,432)	$54,572	-	$54,572
Issuance of common shares (cash investment), net of redemptions	-	-	5,323	5	52,013	-	52,018	-	52,018
Issuance of common shares (non-cash)	-	-	399	1	3,796	-	3,797	-	3,797
Selling commissions	-	-	-	-	(2,469)	-	(2,469)	-	(2,469)
Distributions (stock)	-	-	-	-	-	(3,888)	(3,888)	-	(3,888)
Distributions (cash)	-	-	-	-	-	(3,635)	(3,635)	-	(3,635)
Net loss	-	-	-	-	-	(8,488)	(8,488)	-	(8,488)
Balance, December 31, 2015	1	$-	13,769	$14	$128,336	($36,443)	$91,907	-	$91,907
Issuance of common shares (cash investment), net of redemptions	-	-	4,096	4	40,089	-	40,093	-	40,093
Issuance of common shares (non-cash)	-	-	300	-	3,084	-	3,084	-	3,084
Investment of noncontrolling interest	-	-	-	-	-	-	-	6,850	6,850
Selling commissions	-	-	-	-	(2,103)	-	(2,103)	-	(2,103)
Distributions (stock)	-	-	-	-	-	(2,581)	(2,581)	-	(2,581)
Distributions (cash)	-	-	-	-	-	(9,604)	(9,604)	(291)	(9,895)
Net (loss) income	-	-	-	-	-	(11,046)	(11,046)	122	(10,924)
Balance, December 31, 2016	1	$-	18,165	$18	$169,406	($59,674)	$109,750	$ 6,681	$116,431

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (10,924)	$ (8,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	104	80
Depreciation and amortization	22,488	14,480
Deferred loan and leasing commission costs amortization	1,128	580
Bad debt provision	713	276
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(3,229)	(1,638)
Deferred leasing commissions	(3,110)	(1,049)
Prepaid expenses and other assets	(415)	168
Accounts payable and accrued expenses	2,320	4,096
Due (from) to related parties	542	(708)
Tenants' security deposits	498	528
Net cash provided by operating activities	10,115	8,325

Cash flows from investing activities:
Acquisition deposits	(20)	50
Advance to an affiliate	(4,200)	-
Investment in note receivable from affiliate	(7,231)	-
Investment in affiliate	(8,978)	-
Restricted cash	4,529	200
Investment in real estate held for disposition	(7,050)	-
Additions to real estate	(63,392)	(73,779)
Net cash used in investing activities	(86,342)	(73,529)

Cash flows from financing activities:
Distributions to common stockholders	(8,918)	(3,476)
Distributions to non-controlling interest	(208)	-
Payment of selling commissions	(2,103)	(2,469)
Noncontrolling interests’ capital	6,850	-
Payment of deferred loan costs	(501)	(554)
Borrowings under term loan notes	28,646	-
Borrowings under term loan notes – real estate held for disposition	3,525	-
Repayments under term loan notes	(1,200)	(1,146)
Borrowings under revolving credit facility	56,225	42,831
Repayments under revolving credit facility	(44,471)	(24,885)
Proceeds from issuance of common stock, net of redemptions	40,256	51,854
Net cash provided by financing activities	78,101	62,155

Net change in cash and cash equivalents	1,874	(3,049)
Cash and cash equivalents at the beginning of period	1,380	4,429
Cash and cash equivalents at the end of period	$ 3,254	$ 1,380

Supplemental cash flow information:
Cash paid for interest	3,407	3,057

Supplemental disclosures of non-cash investing and financing activities:
(Decrease) increase in distribution payable	(407)	171
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	2,988	3,717
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

On February 9, 2010, the Company commenced its initial public offering to sell a maximum of $250,000,000 in shares of the Company’s common stock to the public at a price of $10.00 per share and up to $23,750,000 in shares of common stock to the Company’s stockholders pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per share.  On April 25, 2013, the Company terminated its initial public offering.  Effective July 16, 2013, the Company commenced its follow-on public offering of up to $200,000,000 in shares of its common stock to the public in its primary offering at a price of $10.00 per share and up to $19,000,000 in shares of its common stock to its stockholders pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per share. The offering price for shares offered in the follow-on offering was arbitrarily determined by the Company’s board of directors.

Effective March 31, 2016, the Company terminated the offer and sale of its common shares to the public in its follow-on offering.  The sale of shares of the Company’s common stock to its stockholders pursuant to the Company’s distribution reinvestment plan continued until July 16, 2016.

As of December 31, 2016, the Company had issued 18,547,461 shares of common stock in its initial and follow-on public offerings, including 1,216,240 shares of common stock pursuant to the Company’s distribution reinvestment plan, resulting in gross offering proceeds of $181,366,480.  Total shares issued and outstanding as of December 31, 2016 included 52,875 shares of common stock issued as non-employee compensation to members of the Company’s board of directors and certain executives of our Property Manager.

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

As of December 31, 2016, the Company owned or held a majority interest in 18 commercial properties comprising approximately 2,982,687 square feet plus three pad sites, all located in Texas.  As of December 31, 2016, the Company owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and three properties located in San Antonio, Texas.  As of December 31, 2015, the Company owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas.  As of December 31, 2015, the Company owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2016 and 2015 and for the years then ended have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of December 31, 2016 and 2015 consisted of demand deposits at commercial banks.

Restricted Cash

Restricted cash represents cash for which the use of funds is restricted by certain loan documents.  As of December 31, 2016 and December 31, 2015, the Company had a restricted cash balance of $2,371,000 and $6,900,000, respectively, which represent amounts set aside as impounds to be disbursed to the Company (i) upon its achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property, and (ii) the completion of certain agreed upon capital repairs at the Cooper Street Property and the Mitchelldale Property.  As of December 31, 2016 and 2015, respectively, restricted cash includes $2,371,000 and $6,500,000 of loan proceeds and $0 and $400,000 in cash, which are on deposit in escrow accounts with the loan servicer.

For the year ended December 31, 2016, the Company received restricted cash loan proceeds of $4,129,000 and $400,000 in cash as reimbursement following the completion of certain agreed upon capital repairs.

Pursuant to a reserve agreement among the Company and the lender, the Company’s right to draw upon restricted funds expired on December 31, 2016.  The lender has the right to draw any of the remaining funds and apply the same to the outstanding loans at the lenders sole discretion.  No action was taken by the lender as of December 31, 2016.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of December 31, 2016 and 2015.

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

Deferred Leasing Commissions Costs

       Leasing commissions are capitalized and amortized using the straight-line method over the term of the related lease agreements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. For the years ended December 31, 2016 and 2015, no goodwill impairment was recognized in the accompanying consolidated financial statements.

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees.  For the years ended December 31, 2016 and 2015, such costs totaled $20,000 and $963,000, respectively, which have been expensed as incurred.

Organization and offering expenses of the Company are paid directly by the Company or incurred by Advisor on behalf of the Company and reimbursed by the Company to the Advisor (subject to certain limitations). Pursuant to the Advisory Agreement, organization and offering expenses will be reimbursed by the Advisor to the Company following the completion of a public offering of the Company to the extent that total organization and offering expenses incurred by the Company in connection with such public offerings (excluding selling commissions and dealer manager fees) exceed 1.5% of gross offering proceeds from the completed public offerings.  As of December 31, 2016 and 2015, respectively, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering proceeds was cumulatively $858,000 and $668,000 for the Company’s initial and follow-on public offerings, respectively. The Company terminated the offer and sale of its common stock to the public in its follow-on offering on March 31, 2016.  The Company continued to process subscriptions dated on or before March 31, 2016 through June 30, 2016.  The Company has recorded a receivable from the Advisor and recorded a contra expense of $858,000 resulting in a net credit for organization and offering expenses of ($44,000) for the year ended December 31, 2016.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $183,000 and $162,000 for the years ended December 31, 2016 and 2015, respectively.

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

For the years ended December 31, 2016 and 2015, the Company incurred a net loss of $10,924,000 and $8,488,000, respectively.  The Company formed one taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no material current or future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of December 31, 2016 and 2015, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2016 and 2015 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

       The Company maintains cash accounts in two U.S. financial institutions.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders

The sole tenant of the Gulf Plaza property represents 7.3% and 10.7% of the Company’s rental revenues for the year ended December 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

         In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We have begun to evaluate each of our revenue streams under the new model. Based on preliminary assessments, we do not expect the adoption of ASU No. 2014-09 to have a material effect on our consolidated financial position or our consolidated results of operations.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-01 will have a material effect on our consolidated financial position or our consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. The effect that the adoption of ASU No. 2016-02 will have on our consolidated financial position or our consolidated results of operations is not currently reasonably estimable.

In October 2016, the FASB issued ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. ASU No. 2016-17 is effective for our fiscal year commencing on January 1, 2017. The adoption of ASU No. 2016-17 will not have a material effect on our consolidated financial position or our consolidated results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. We expect to adopt ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-18 will not have a material effect on our consolidated financial position or our consolidated results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The adoption of ASU No. 2017-01 will not have a material effect on our consolidated financial position or our consolidated results of operations.

Note 3 — Real Estate

   Real estate assets consisted of the following, in thousands:

	December 31,
	2016	2015
Land	$ 62,320	$ 47,997
Buildings and improvements	127,206	91,645
In-place lease value intangible	63,573	50,065
	253,099	189,707
Less accumulated depreciation and amortization	(49,872)	(27,384)
Total real estate assets	$ 203,227	$ 162,323

Depreciation expense for the years ended December 31, 2016 and 2015 was $6,581,000 and $4,347,000, respectively.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	December 31,
	2016	2015
In-place lease value intangible	$ 63,573	$ 50,065
In-place leases – accumulated amortization	(34,635)	(18,728)
Acquired lease intangible assets, net	$ 28,938	$ 31,337

     The estimated aggregate future amortization amounts from acquired lease intangibles are as follows, in thousands:

Year ending December 31,	In-place lease amortization
2017	14,957
2018	6,439
2019	3,414
2020	2,978
2021	929
Thereafter	221
Total	$ 28,938

       Amortization expense for the year ended December 31, 2016 and 2015 was $15,907,000 and $10,133,000, respectively.

As of December 31, 2016 the Company owned or held a majority interest in 18 commercial properties comprising approximately 2,982,687 square feet plus three pad sites, all located in Texas. As of December 31, 2016, the Company owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and three properties located in San Antonio, Texas.  As of December 31, 2015 the Company owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas. As of December 31, 2015, the Company owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

On June 1, 2016, Hartman Westway One, LLC, a wholly owned subsidiary of the Operating Partnership, acquired a three-story office building containing approximately 165,982 square feet of office space located in Irving, Texas, commonly known as Westway One.  The Westway One property was acquired for $21,638,000, exclusive of closing costs and liabilities assumed, from an unaffiliated third party seller.  The Westway One property was 100% occupied at the acquisition date.  An acquisition fee of $541,000 was earned by the Advisor in connection with the purchase of the Westway One property.

On June 17, 2016, Hartman Westway One, LLC admitted an unrelated independent investor as a member for $5,500,000 in exchange for a 45.67% noncontrolling member interest.

On November 14, 2016, the Operating Partnership contributed $3,675,000 cash to Hartman Village Pointe, LLC, in exchange for a 97.35% membership in a joint venture investment among the Operating Partnership and Hartman vREIT XXI, Inc.  Hartman vREIT XXI contributed $100,000 to Hartman Village Pointe, LLC in exchange for a 2.65% membership interest in the joint venture.  On November 14, 2016, Hartman Village Pointe, LLC acquired a retail shopping center comprising approximately 54,246 square feet located in San Antonio, Texas, commonly known as Village Pointe, for $7,050,000, exclusive of closing costs and liabilities assumed.  The acquisition price for the Village Pointe property was funded by members’ capital and a $3,525,000 mortgage loan provided by the Operating Partnership.  On December 1, 2016, Hartman vREIT XXI acquired an additional 33.11% membership interest in the joint venture from the Operating Partnership for $1,250,000.  An acquisition fee of $142,500 was earned by the Advisor in connection with the purchase of the of the Operating Partnership’s interest as of December 31, 2016 in the Village Pointe property.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 8, 2017, Hartman vREIT XXI, Inc. has acquired all of the Operating Partnership’s interests in the joint venture for $3,675,000.  See Note 11- Real Estate Held for Disposition.

On December 22, 2016, the Company, through Hartman Three Forest Plaza, LLC, a majority owned subsidiary of Hartman XX Limited Partnership, our operating partnership, acquired a fee simple interest in a 19-story suburban office building comprising approximately 366,549 square feet and located in Dallas, Texas.  The property is commonly referred to as Three Forest Plaza with a purchase price of $35,655,000, exclusive of closing costs and liabilities assumed.  The Three Forest property was 74% occupied at the acquisition date.  An acquisition fee of $891,000 was earned by the Advisor in connection with the purchase of the Three Forest property.

The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocations of the Company’s 2016 property acquisitions as of the respective acquisition dates, in thousands:

	Westway One	Three Forest Plaza	Total
Assets acquired:
Real estate assets	$ 21,638	$ 35,655	$ 57,293

Liabilities assumed:
Accounts payable and accrued expenses	232	1,303	1,535
Security deposits	38	283	321
Total liabilities assumed	270	1,586	1,856
Fair value of net assets acquired	$ 21,368	$ 34,069	$ 55,437

On May 1, 2015, the Operating Partnership acquired a nine-building office complex comprising approximately 203,688 square feet located in Dallas, Texas, commonly known as Commerce Plaza Hillcrest (“Commerce Hillcrest”) through Hartman Hillcrest, LLC, a wholly owned indirect subsidiary of the Operating Partnership, for an aggregate purchase price of $11,400,000, exclusive of closing costs and liabilities assumed.  The Commerce Hillcrest property was approximately 74% occupied at the acquisition date.  An acquisition fee of $285,000 was earned by the Advisor in connection with the purchase of the Commerce Hillcrest property.

On May 8, 2015, the Operating Partnership acquired an office building comprising approximately 230,872 square feet located in Houston, Texas, commonly known as 400 North Belt (“400 North Belt”) through Hartman 400 North Belt, LLC, a wholly owned indirect subsidiary of the Operating Partnership, for $10,150,000, exclusive of closing costs and liabilities assumed.  The 400 North Belt property was approximately 67% occupied at the acquisition date.  An acquisition fee of $254,000 was earned by the Advisor in connection with the purchase of the 400 North Belt property.

On July 31, 2015, the Operating Partnership acquired an office building comprising approximately 158,451 square feet located in Houston, Texas, commonly known as Ashford Crossing (“Ashford Crossing”) through Hartman Ashford Crossing, LLC, a wholly owned indirect subsidiary of the Operating Partnership, for $10,600,000, exclusive of closing costs and liabilities assumed.  The Ashford Crossing property was approximately 88% occupied at the acquisition date.  An acquisition fee of $265,000 was earned by the Advisor in connection with the purchase of the Ashford Crossing property.

On August 24, 2015, the Operating Partnership acquired an office building comprising approximately 113,429 square feet located in Dallas, Texas, commonly known as Corporate Park Place (“Corporate Park Place”) through Hartman Corporate Park Place, LLC, a wholly owned indirect subsidiary of the Operating Partnership, for $9,500,000, exclusive of closing costs and liabilities assumed.  The Corporate Park Place property was approximately 79% occupied at the acquisition date.  An acquisition fee of $238,000 was earned by the Advisor in connection with the purchase of the Corporate Park Place property.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 2, 2015, the Operating Partnership acquired an office building comprising approximately 115,700 square feet located in Arlington, Texas, commonly known as Skymark Tower (“Skymark Tower”) through Hartman Skymark Tower, LLC, a wholly owned indirect subsidiary of the Operating Partnership, for $8,846,000, exclusive of closing costs and liabilities assumed.  The Skymark Tower property was approximately 75% occupied at the acquisition date.  An acquisition fee of $221,000 was earned by the Advisor in connection with the purchase of the Skymark Tower property.

On November 10, 2015, the Operating Partnership acquired an office building comprising approximately 196,348 square feet located in San Antonio, Texas, commonly known as One Technology Center (“One Technology Center”) through Hartman One Technology, LLC, a wholly owned indirect subsidiary of the Operating Partnership, for $19,575,000 exclusive of closing costs and liabilities assumed.  The One Technology Center property was approximately 85% occupied at the acquisition date. An acquisition fee of $489,000 was earned by the Advisor in connection with the purchase of the One Technology Center property.

The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocations of the Company’s 2015 property acquisitions as of the respective acquisition dates, in thousands:

	Commerce Plaza Hillcrest	400 North Belt	Ashford Crossing	Corporate Park Place	Skymark Tower	One Technology Center	Total
Assets acquired:
Real estate assets	$ 11,400	$ 10,150	$ 10,600	$ 9,500	$ 8,846	$ 19,575	$ 70,071

Liabilities assumed:
Accounts payable and accrued expenses	74	640	723	138	122	117	1,814
Security deposits	129	55	90	71	63	93	501
Total liabilities assumed	203	695	813	209	185	210	2,315
Fair value of net assets acquired	$ 11,197	$ 9,455	$ 9,787	$ 9,291	$ 8,661	$ 19,365	$ 67,756

Acquisition fees earned by the Advisor were $1,574,000 and $1,752,000 for the years ended December 31, 2016 and 2015, respectively.  Asset management fees earned by the Advisor were $1,433,000 and $1,012,000 for the years ended December 31, 2016 and 2015, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively.

The Company’s indirect wholly owned subsidiary, Hartman Richardson Heights Properties, LLC (“HRHP LLC”), and the City of Richardson, Texas are parties to an economic development incentive agreement.  Under the terms of the agreement, the City of Richardson will pay annual grants to HRHP LLC in equal installments over a five-year period of up to $1.5 million and sales tax grants to be paid annually over the first 10 years of the Alamo Draft House lease.  The first economic development installment was received in September 2013.  The Company received installments of $300,000 in each of the years ended December 31, 2016 and 2015, respectively, which are included in tenant reimbursements and other revenues on the consolidated statements of operations.  For the years ended December 31, 2016 and 2015, respectively, the Company received a sales tax grant of $73,000 and $64,000 pursuant to the economic development incentive agreement, which is included in tenant reimbursements and other revenues on the consolidated statements of operations.

Payments received by the Company in the form of annual grants and annual sales tax grants are subject to refund or adjustment during the term of the economic development incentive agreement.  In general, the incentive agreement provides that the Company must continue to be in good standing with respect to the terms and conditions of the agreement and that the Alamo Draft House lessee must continue as a tenant of the Richardson Heights Property during the term of its lease agreement.  As of December 31, 2016, no uncured breach or default exists under the terms of the incentive agreement and the Company has no liability or other obligation to repay any grants received under the agreement.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma consolidated financial information for the years ended December 31, 2016 and 2015 is presented as if the Company acquired 400 North Belt, Commerce Plaza Hillcrest, Skymark Tower, Corporate Park Place, Ashford Crossing, One Technology Center, Westway One, and Three Forest Plaza on January 1, 2015. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of 400 North Belt, Commerce Plaza Hillcrest, Skymark Tower, Corporate Park Place, Ashford Crossing, One Technology Center, Westway One, and Three Forest Plaza on January 1, 2015, nor does it purport to represent the Company’s future operations, in thousands:

Years ended December 31,
	2016 (unaudited)	2015 (unaudited)
Revenue	$ 46,260	$ 43,092
Net loss	$ (7,582)	$ (10,866)

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	Years ended December 31,
	2016	2015
Tenant receivables	$ 2,889	$ 1,178
Accrued rent	3,583	2,065
Allowance for doubtful accounts	(1,206)	(493)
Accrued Rents and Accounts Receivable, net	$ 5,266	$ 2,750

As of December 31, 2016 and 2015, the Company had an allowance for uncollectible accounts of $1,206,000 and $493,000, respectively.  For the years ended December 31, 2016 and 2015, the Company recorded bad debt expense of $713,000 and $276,000, respectively, related to tenant receivables that the Company have specifically identified as potentially uncollectible based on the Company’s assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	Years ended December 31,
	2016	2015
Deferred Leasing Commissions	$ 6,116	$ 3,006
Less: deferred leasing commissions accumulated amortization	(1,341)	(603)
Total cost, net of accumulated amortization	$ 4,775	$ 2,403

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancelable operating leases which provide for minimum base rentals.  A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2016 is as follows, in thousands:

Year ending December 31,	Minimum Future Rents
2017	$ 36,107
2018	30,601
2019	23,610
2020	18,871
2021	16,002
Thereafter	34,154
Total	$ 159,345

Note 7 — Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “TCB Credit Facility”) with Texas Capital Bank.  The TCB Credit Facility is secured by the Gulf Plaza, Timbercreek, Copperfield and One Technology Center properties.  The borrowing base based on the collateral properties is $20.925 million.  The TCB Credit Facility note, bears interest at the greater of 4.25% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 4.75% and 4.5% per annum as of December 31, 2016 and 2015, respectively.  All borrowings under the TCB Credit Facility mature on May 9, 2017.

The outstanding balance under the TCB Credit Facility was $7,800,000 and $4,007,000 as of December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016, the amount available to be borrowed is $13,125,000.    As of December 31, 2016, the Company was in compliance with all loan covenants.

The Company is a party to a $15.525 million revolving credit agreement (the “EWB Credit Facility”) with East West Bank.  The borrowing base of the EWB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The EWB Credit Facility is secured by the Commerce Plaza Hillcrest, Corporate Park Place and 400 North Belt properties.  The EWB Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.25% and 4.00% per annum as of December 31, 2016 and 2015, respectively.  The loan matures on August 24, 2017.

On October 8, 2015 the Company entered into a second revolving credit agreement with East West Bank (the “EWB II Credit Facility”).  The borrowing base of the EWB II Credit Facility is $9.9 million and may be adjusted from time to time subject to the lender’s underwriting with respect to the real property collateral.    The EWB Credit Facility is secured by the Ashford Crossing and Skymark Tower properties.  The EWB II Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.25% and 4.00% per annum as of December 31, 2016 and 2015, respectively.  The loan matures on August 24, 2017.

The outstanding balance under the EWB Credit Facility and EWB II Credit Facility was $21,900,000 and $13,939,000 as of December 31, 2016 and 2015, respectively.  As of December 31, 2016 and 2015, the amount available to be borrowed was $3,525,000 and $11,486,000, respectively.  As of December 31, 2016, the Company was in compliance with all loan covenants.

On June 13, 2014, the Company, through the Operating Partnership, entered into four term loan agreements with an insurance company, each loan being secured by a collateral property.  Each of the loans secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property require monthly payments of principal and interest due and payable on the first day of each month.  Monthly payments are based on a 27-year loan amortization.  Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements.  Each of the loan agreements provides for a fixed interest rate of 4.61%.  As of December 31, 2016, we were in compliance with all loan covenants.  Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents.  The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans.

On December 30, 2014, Hartman Energy LLC and the Company entered into a loan assumption agreement by and among U.S. Bank National Association, as Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2011-C-3, as lender; BRI 1841 Energy Plaza, LLC, as borrower; Ariel Bentata, as guarantor; Hartman Energy LLC, as buyer; and the Company, as the new guarantor.  The loan in the original amount of $10,900,000 and dated May 20, 2011, is evidenced by a promissory note, a deed of trust, assignment of leases and rents and security agreement.  The loan agreement provides for a fixed interest rate of 5.30% per annum.  The outstanding balance of the loan assumed

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was $10,363,000.  The loan maturity date is June 10, 2021.  Monthly payments of principal and interest are due and payable on the tenth day of each month beginning January 11, 2015 until June 10, 2021 based on a 30-year loan amortization.  The loan agreement is subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreement.  As of December 31, 2016, we were in compliance with all loan covenants.  The loan agreement is secured by a deed of trust; assignment of licenses, permits and contracts; assignment and subordination of the management agreements; and assignment of rents. The outstanding balance was $10,007,000 and $10,189,000 as of December 31, 2016 and 2015, respectively.

On June 1, 2016, Hartman Westway One, LLC, entered into a three-year loan agreement with Southside Bank for the principal sum of $10,819,000, having a maturity date of June 1, 2019. The interest rate is the lesser of one-month LIBOR plus 2.50% or 2.50%.  The interest rate as of December 31, 2016 was 3.12%.

On December 22, 2016, Hartman Three Forest Plaza, LLC, entered into a three-year loan agreement with Southside Bank for the principal sum of $19,828,000, having a maturity date of December 31, 2019 with an extension of one year possible. The interest rate is the lesser of one-month LIBOR plus 2.80% or 2.80%.  The interest rate as of December 31, 2016 was 3.56%. The loan agreement requires monthly deposits of $30,500 to a capital reserve account, subject to a maximum capital reserve account balance of $366,600.  Mortgage proceeds funded at closing were $17,828,000.  The remaining $2,000,000 of loan proceeds are available, subject to the terms of loan agreement, to fund tenant improvements and leasing commissions.

The following is a summary of the mortgage notes payable as of December 31, 2016, in thousands:

				December 31,
Property/Facility	Payment (1)	Maturity Date	Rate	2016	2015
Richardson Heights (2)(3)	P&I	July 1, 2041	4.61%	$ 19,200	$ 19,614
Cooper Street (2)(4)	P&I	July 1, 2041	4.61%	7,984	8,156
Bent Tree Green (2)(3)	P&I	July 1, 2041	4.61%	7,984	8,156
Mitchelldale (2)(4)	P&I	July 1, 2041	4.61%	12,096	12,356
Energy Plaza I & II	P&I	June 10, 2021	5.30%	10,007	10,189
Westway One	IO	June 1, 2019	3.12%	10,819	-
Three Forest Plaza	IO	December 31, 2019	3.56%	17,828	-
TCB Credit Facility	IO	May 9, 2017	4.75%	7,800	4,007
EWB Credit Facility	IO	August 24, 2017	4.25%	12,000	13,840
EWB II Credit Facility	IO	August 24, 2017	4.25%	9,900	100
				$ 115,618	$ 76,418
Less unamortized deferred loan costs				(1,467)	(1,423)
				$ 114,151	$ 74,995

(1)

Principal and interest (P&I) or interest only (IO).

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)

Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.

(3)

In connection with the loans secured by the Richardson Heights Property and the Bent Tree Green Property, the Company entered into a reserve agreement with the lender which requires that loan proceeds of $6,500,000, be deposited with the loan servicer.  The escrowed loan proceeds will be released to us upon satisfactory showing of increased annualized rental income from new lease agreements as set forth in the reserve agreement. Under the terms of the reserve agreement, the Company may draw upon the escrow reserve funds until December 31, 2016.  As of December 31, 2016, the Company has drawn $4,129,000 of the escrowed loan proceeds and there remains a balance of $2,371,000 as of December 31, 2016.  The lender has the right to draw any remaining escrow reserve funds and apply such funds to one or more of the loans as the lender may determine in its sole discretion.  No action was taken by the lender as of December 31, 2016. Loan proceeds held pursuant to the reserve agreement are recorded as restricted cash on the accompanying consolidated balance sheets.

(4)

In connection with the loans secured by the Cooper Street Property and the Mitchelldale Property, the Company entered into a post-closing agreement with the lender requiring the short-term escrow of $600,000 for certain capital repairs to be completed during 2014 together with the delivery of certain other documents as set forth in the post-closing agreement.   The Company received $200,000 of the escrow proceeds in 2015 as partial recovery for the work completed at the Mitchelldale property.  The Company received the balance of the short-term escrow funds in 2016.

Annual maturities of notes payable as of December 31, 2016 are as follows, in thousands:

Year ending December 31,	Amount Due
2017	$ 30,960
2018	1,320
2019	30,030
2020	1,450
2021	10,451
Thereafter	41,407
Total	$ 115,618

The Company’s loan costs are amortized using the straight-line method over the term of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	Years ended December 31,
	2016	2015
Deferred loan costs	$ 2,160	$ 1,726
Less: deferred loan cost accumulated amortization	(693)	(303)
Total cost, net of accumulated amortization	$ 1,467	$ 1,423

Interest expense incurred for the year ending December 31, 2016 and 2015 was $3,737,000 and $3,413,000, respectively.  Interest expense of $224,000 and $212,000 was payable as of December 31, 2016 and 2015, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note payable – real estate held for disposition

On December 14, 2016, Hartman Village Pointe, LLC, entered into a three-year loan agreement with Nexbank SSB for the principal sum of $3,525,000 having a maturity date of December 14, 2019. Unamortized deferred loan costs were $67,000 as of December 31, 2016.  The interest rate is one-month LIBOR plus 2.75%. The interest rate as at December 31, 2016 was 3.45%.

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

	Years ended December 31,
	2016	2015
Numerator:
Net loss attributable to common stockholders	($11,046,000)	($8,488,000)

Denominator:
Basic and diluted weighted average shares outstanding	17,361,594	10,733,833
Basic and diluted loss per common share:
Net loss attributable to common stockholders	($0.64)	($0.79)

Note 9 — Income Taxes

       Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  The Company’s federal income tax returns for the years ended December 31, 2013, 2014 and 2015 have not been examined by the Internal Revenue Service.  The Company’s federal income tax return for the year ended December 31, 2013 may be examined on or before September 15, 2017.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and amortization and rental revenue.

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31:

	2016	2015
Ordinary income (unaudited)	34.8%	40.4%
Return of capital (unaudited)	65.2%	59.6%
Capital gains distribution (unaudited)	-	-
Total	100.0%	100.0%

A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $197,000 and $183,000 was recorded in the consolidated financial statements for the years ended December 31, 2016 and 2015, respectively, with a corresponding charge to real estate taxes and insurance.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company pays acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company.  The Company pays property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties.  For the years ended December 31, 2016 and 2015 the Company incurred property management fees and reimbursements of $3,611,000 and $2,417,000, respectively, and $3,110,000 and $1,049,000, respectively for leasing commissions owed to our Property Manager.  We incurred asset management fees of $1,433,000 and $1,012,000, respectively owed to Advisor.  Acquisition fees incurred to the Advisor were $1,574,000 and $1,752,000 for the years ended December 31, 2016 and 2015, respectively.

       The Company had a balance due to (from) the Property Manager of $518,000 and ($729,000) as of December 31, 2016 and December 31, 2015, respectively.

The Company owed the Advisor $243,000 and $625,000 for asset management fees as of December 31, 2016 and December 31, 2015, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if the Company do not own all or a majority of an asset.

The Company had a balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $4,474,000 as of December 31, 2016. The Company had a net balance due to Hartman XIX of $4,000 as of December 31, 2015.  The balance due from Hartman XIX includes a loan from the Company to Hartman XIX in the original amount of $4,500,000, which is not evidenced by a promissory note.  Interest has been accrued on the loan amount at an annual rate of 6%. The amount was advanced to Hartman XIX in connection with the affiliate stock purchase described below in this note.  The $274,000 balance due from Hartman XIX is included in Due to related parties, and the principal balance of the affiliate loan of $4,200,000 and is included in Notes receivable – related party, in the accompanying consolidated balance sheets.  The Company recognized interest income on the affiliate note in the amount of $215,000 which is included in interest income in the accompanying consolidated statements of operations.

The Company had a balance due from Hartman XX Holdings, Inc. of $0 and $100,000 as of December 31 2016 and 2015, respectively.

On January 26, 2016, the Company’s board of directors approved the acquisition by the Company of up to $13.0 million in shares of common stock of Hartman Income REIT, Inc. (“HIREIT”), an affiliate of the Company, in connection with a tender offer by Hartman XIX to acquire for its account up to $2.0 million in shares of HIREIT common stock.  On February 5, 2016, the Company advanced $4,500,000 to Hartman XIX in connection with Hartman XIX’s contemplated acquisition of HIREIT shares.  As of December 31, 2016, the Company acquired 1,561,523 shares of the common stock of HIREIT for $8,978,000.  The Company’s investment in HIREIT is accounted for under the cost method. The Company’s approximately 11% ownership interest in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets.

On May 17, 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager.  Pursuant to the terms of the promissory note, TRS will receive a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance.  The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST.  The maturity date of the promissory note is May 17, 2019.  For the year ended December 31, 2016, interest and dividend income in the accompanying consolidated statements of operations, includes $456,000 of interest income for the period from May 16, 2016 to December 31, 2016 and $144,000 representing the origination fee under the promissory note.  As of December 31, 2016, the balance due to TRS by Retail II Holdings consists of earned but unpaid origination fee of $144,000.

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

Note 11 – Real Estate Held for Disposition

On November 14, 2016, the Operating Partnership contributed $3,675,000 cash to Hartman Village Pointe, LLC, in exchange for a 97.35% membership in a joint venture investment among the Operating Partnership and Hartman vREIT XXI, Inc.  Hartman vREIT XXI contributed $100,000 to Hartman Village Pointe, LLC in exchange for a 2.65% membership interest in the joint venture.  On November 14, 2016, Hartman Village Pointe, LLC acquired a retail shopping center comprising approximately 54,246 square feet located in San Antonio, Texas, commonly known as Village Pointe, for $7,050,000, exclusive of closing costs and liabilities assumed.  The Village Pointe property was approximately 93% occupied at the acquisition date.  The Operating Partnership made a mortgage loan of $3,525,000, secured by the Village Pointe Property, to Hartman Village Pointe LLC in connection with the property acquisition.  On December 14, 2016, the acquisition financing provided by the Operating Partnership was refinanced with a $3,525,000 mortgage loan from a bank.  The Company and the Operating Partnership are guarantors of the bank loan.

An acquisition fee of $142,500 was earned by the Advisor in connection with the purchase of the of the Operating Partnership’s interest as of December 31, 2016 in the Village Pointe property.

Pursuant to the terms of a membership unit purchase agreement between the Operating Partnership and Hartman vREIT XXI, Hartman vREIT XXI had the option to acquire from time to time up to all of the membership interest of the Operating Partnership in Hartman Village Pointe at a price equal to the Operating Partnership’s investment cost.

As of February 8, 2017, the Operating Partnership sold all of its interest in the joint venture for $3,675,000.

The Company’s investment in the Village Pointe property joint venture is presented as real estate held for disposition in the accompanying consolidated balance sheets.  The Company’s share of operations for the year ended December 31, 2016 is presented as loss from discontinued operations in the accompanying consolidated statements of operations.

Loss from discontinued operations with respect to the Village Pointe Property is as follows, in thousands:

Year ended December 31,2016
Total revenues	$ 118

Property operating expenses	12
Real estate taxes and insurance	18
Asset management fees	7
General and administrative	7
Interest expense	105
Total expenses	149

Net loss	(31)

Property operating expenses include $8,000 in property management fees and reimbursements earned by the Property Manager.  Asset management fees were earned by Advisor.  Interest expense includes $70,500 due to the Operating Partnership for the bridge loan to Hartman Village Pointe, LLC and $34,000 of mortgage loan interest expense for the bridge loan for the period from November 14, 2016 to December 14, 2016.

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

       As of December 31, 2016, the Company had accepted subscriptions for, and issued 18,574,461 shares of the Company’s common stock in the Company’s initial public offering and the Company’s follow-on offering, including 1,216,240 shares of the Company’s common stock issued pursuant to the Company’s distribution reinvestment plan, resulting in aggregate offering proceeds of $181,336,480.

Preferred Stock

       Under the Company’s articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of December 31, 2016 and 2015 the Company has issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

Stock-Based Compensation

       The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the years ended December 31, 2016 and 2015, respectively, the Company granted 6,000 and 6,000 shares of restricted common stock to independent directors as compensation for services.  The Company recognized $79,000 and $60,000 as stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively, based upon the estimated fair value per share.  Stock-based compensation also includes incentive plan awards discussed at Note 13.  These amounts are included in general and

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

administrative expenses for the years ended December 31, 2016 and 2015, respectively in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid in cash and through the distribution reinvestment plan, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2016
4th Quarter	$ 0.175	$ 3,173
3rd Quarter	0.175	3,213
2nd Quarter	0.175	3,042
1st Quarter	0.175	2,478
Total	$ 0.700	$ 11,906

2015
4th Quarter	$ 0.175	$ 2,150
3rd Quarter	0.175	1,947
2nd Quarter	0.175	1,679
1st Quarter	0.175	1,417
Total	$ 0.700	$ 7,193

Note 13 – Incentive Awards Plan

The Company has adopted an incentive plan (the “Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. The Company has initially reserved 5,000,000 shares of the Company’s common stock for the issuance of awards under the Company’s  stock incentive plan, but in no event more than ten (10%) percent of the Company’s  issued and outstanding shares. The number of shares reserved under the Company’s stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or canceled from awards under the Company’s stock incentive plan also will be available for future awards.  The Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock that were effective January 1, 2016 and 2015 to each of two executives of Hartman Income REIT Management, the Property Manager for the Company. The Company recognized stock-based compensation expense of $25,000 and $20,000 with respect to these awards based on the estimated net asset value per share of $12.40 and the offering price of $10.00 per share, respectively, for the years ended December 31, 2016 and 2015, respectively.

Note 14– Commitments and Contingencies

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2016

			Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements
Richardson Heights	11/1/2011	1958	$ 4,788	$ 10,890	$ 3,472	$ 19,150	$ 6,843
Cooper Street	5/11/2012	1992	2,653	5,768	2,192	10,613	457
Bent Tree Green	10/16/2012	1983	3,003	6,272	2,740	12,015	1,978
Parkway I&II	3/15/2013	1980	2,373	4,765	2,352	9,490	1,934
Gulf Plaza	3/11/2014	1983	3,488	6,005	4,457	13,950	88
Mitchelldale	6/13/2014	1977	4,794	9,816	4,565	19,175	1,717
Energy Plaza I&II	12/30/2014	1980/1982	4,403	6,840	6,367	17,610	589
Timbercreek	12/30/2014	1984	724	962	1,211	2,897	259
Copperfield	12/30/2014	1986	605	760	1,054	2,419	144
Commerce Hillcrest	5/1/2015	1973	6,500	1,031	3,869	11,400	609
400 North Belt	5/8/2015	1982	2,538	3,800	3,812	10,150	1,196
Ashford Crossing	7/31/2015	1983	2,650	4,240	3,710	10,600	610
Corporate Park Place	8/24/2015	1980	2,375	5,215	1,910	9,500	370
Skymark Tower	9/2/2015	1985	2,212	4,404	2,230	8,846	454
One Technology Center	11/10/2015	1984	4,894	8,558	6,123	19,575	1,118
Westway One	6/01/2016	2001	5,410	11,277	4,951	21,638	10
Three Forest Plaza	12/22/2016	1983	8,910	18,187	8,558	35,655	40
Total			$ 62,320	$ 108,790	$ 63,573	$ 234,683	$ 18,416

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

	Gross Carrying Amount at December 31, 2016
Property	Land	Building and Improvements	In-place lease value intangible	Total	Accumulated Depreciation & Amortization	Net Book Carrying Value	Encumbrances (1)
Richardson Heights	$ 4,788	$ 17,733	$ 3,472	$ 25,993	$ 6,918	$ 19,075	$ 19,200
Cooper Street	2,653	6,225	2,192	11,070	3,625	7,445	7,984
Bent Tree Green	3,003	8,250	2,740	13,993	4,254	9,739	7,984
Parkway I&II	2,373	6,699	2,352	11,424	3,174	8,250	(2)
Gulf Plaza	3,488	6,093	4,457	14,038	3,977	10,061	(2)
Mitchelldale	4,794	11,533	4,565	20,892	5,204	15,688	12,096
Energy Plaza I&II	4,403	7,429	6,367	18,199	4,595	13,604	10,007
Timbercreek	724	1,221	1,211	3,156	658	2,498	(2)
Copperfield	605	904	1,054	2,563	432	2,131	(2)
Commerce Hillcrest	6,500	1,640	3,869	12,009	3,921	8,088	(3)
400 North Belt	2,538	4,996	3,812	11,346	3,019	8,327	(3)
Ashford Crossing	2,650	4,850	3,710	11,210	2,285	8,925	(3)
Corporate Park Place	2,375	5,585	1,910	9,870	2,032	7,838	(3)
Skymark Tower	2,212	4,858	2,230	9,300	1,497	7,803	(3)
One Technology Center	4,894	9,676	6,123	20,693	3,486	17,207	(2)
Westway One	5,410	11,287	4,951	21,648	733	20,915	10,819
Three Forest Plaza	8,910	18,227	8,558	35,695	62	35,633	17,828
Total	$ 62,320	$ 127,206	$ 63,573	$ 253,099	$ 49,872	$ 203,227	$ 85,918

(1)

Specific encumbrances represent mortgage loans secured by the property indicated.

(2)

Property pledged as mortgage collateral for revolving credit facility with Texas Capital Bank.  As of December 31, 2016, the borrowing base value of the collateral properties is $20,925,000.

(3)

Property pledged as mortgage collateral for revolving credit facilities with East West Bank.  As of December 31, 2016, the borrowing base value of the collateral properties is $25,425,000.

(4)

The aggregate cost of real estate for federal income tax purposes was $253,099,000 as of December 31, 2016

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

Summary of activity for real estate assets for the years ended December 31, 2016 and 2015, in thousands:

	Years ended December 31,
	2016	2015
Balance at beginning of period	$ 189,707	$ 115,928
Additions during the period:
Acquisitions	57,293	70,071
Improvements	6,099	3,708
	63,392	73,779
Reductions – cost of real estate assets sold	-	-
Balance at end of period	$ 253,099	$ 189,707