Form 10-Q
period 2017-05-22
Hartman Short Term Income Properties XX, Inc.
filed 2017-05-22
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

x Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of May 8, 2017, there were 18,116,952 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2017	December 31, 2016
ASSETS	Unaudited

Real estate assets, at cost	$ 255,094	$ 253,099
Accumulated depreciation and amortization	(56,030)	(49,872)
Real estate assets, net	199,064	203,227

Cash and cash equivalents	-	3,254
Restricted cash	2,371	2,371
Accrued rent and accounts receivable, net	6,113	5,266
Notes receivable - related party	11,431	11,431
Deferred leasing commission costs, net	5,329	4,775
Goodwill	250	250
Prepaid expenses and other assets	2,376	1,662
Real estate held for disposition	-	7,050
Investment in affiliate	8,978	8,978
Total assets	$ 235,912	$ 248,264

LIABILITIES AND EQUITY

Liabilities:
Notes payable, net	$ 114,967	$ 114,151
Note payable - real estate held for disposition, net	-	3,458
Accounts payable and accrued expenses	8,509	12,057
Due to related parties	403	343
Tenants' security deposits	1,843	1,824
Total liabilities	125,722	131,833

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 18,170,878 shares and 18,164,878 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	18	18
Additional paid-in capital	169,485	169,406
Accumulated distributions and net loss	(64,572)	(59,674)
Total stockholders' equity	104,931	109,750
Noncontrolling interests in subsidiary	5,259	6,681
Total equity	110,190	116,431
Total liabilities and equity	$ 235,912	$ 248,264

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2017	2016
Revenues
Rental revenues	$ 9,685	$ 7,935
Tenant reimbursements and other revenues	1,537	1,315
Total revenues	11,222	9,250

Expenses (income)
Property operating expenses	3,199	3,226
Asset management and acquisition fees	440	333
Organization and offering costs	-	(250)
Real estate taxes and insurance	1,504	1,187
Depreciation and amortization	6,158	5,302
General and administrative	577	575
Interest expense	1,383	868
Interest and dividend income	(352)	(22)
Total expenses, net	12,909	11,219
Loss from continuing operations	(1,687)	(1,969)
Loss from discontinued operations, net	(8)	-
Net loss	(1,695)	(1,969)
Net income attributable to noncontrolling interests	64	-
Net loss attributable to common stockholders	$ (1,759)	$ (1,969)

Net loss attributable to common stockholders per share	$ (0.10)	$ (0.13)
Weighted average number of common shares outstanding, basic and diluted	18,166	15,089

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in thousands)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2016	1	$-	18,165	$18	$169,406	($59,674)	$109,750	$ 6,681	$116,431
Issuance of common shares	-	-	6	-	79	-	79	-	79
Deconsolidation of Village Pointe	-	-	-	-	-	-	-	(1,350)	(1,350)
Distributions (cash)	-	-	-	-	-	(3,139)	(3,139)	(136)	(3,275)
Net (loss) income	-	-	-	-	-	(1,759)	(1,759)	64	(1,695)
Balance, March 31, 2017	1	$-	18,171	$18	$169,485	($64,572)	$104,931	$5,259	$110,190
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$ (1,695)	$ (1,969)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	19	35
Depreciation and amortization	6,158	5,302
Deferred loan and lease commission costs amortization	394	224
Bad debt provision	151	218
Loss on real estate held for disposition	27	-
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(998)	(968)
Deferred leasing commissions	(821)	(367)
Prepaid expenses and other assets	(734)	(506)
Accounts payable and accrued expenses	(3,947)	(3,178)
Due to/from related parties	60	(5,731)
Tenants' security deposits	19	14
Net cash used in operating activities	(1,367)	(6,926)
Cash flows from investing activities:
Acquisition deposits	20	(1,500)
Proceeds received - disposition of joint venture real estate held for disposition	2,214	-
Investment in affiliate	-	(8,959)
Additions to real estate	(1,995)	(936)
Net cash provided by (used in) investing activities	239	(11,395)
Cash flows from financing activities:
Distributions to common stockholders and non-controlling interest	(3,265)	(1,269)
Payment of selling commissions	-	(1,353)
Repayment under insurance premium finance note	(112)	(84)
Borrowings under insurance premium finance note	562	421
Repayments under term loan notes	(311)	(295)
Borrowings under revolving credit facility	1,000	11,500
Repayments under revolving credit facility	-	(15,438)
Proceeds from issuance of common stock, net of redemptions	-	26,421
Net cash (used in) provided by financing activities	(2,126)	19,903
Net change in cash and cash equivalents	(3,254)	1,582
Cash and cash equivalents at the beginning of period	3,254	1,380
Cash and cash equivalents at the end of period	$ -	$ 2,962

Supplemental cash flow information:
Cash paid for interest	1,260	876

Supplemental disclosures of non-cash investing and financing activities:
Increase in distribution payable	5	24
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	-	1,209

Village Pointe Assets/Liabilities – disposed:
Real estate	$ (7,050)	$ -
Note payable, net	$ 3,460	$ -
Net other assets and liabilities	$ (217)	$ -
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

Effective March 31, 2016, the Company terminated the offer and sale of its common stock to the public in its follow-on offering.  The sale of shares of the Company’s common stock to its stockholders pursuant to the Company’s distribution reinvestment plan terminated July 16, 2016.

As of March 31, 2017, the Company had issued 18,574,461 shares of its common stock in its initial and follow-on offerings, including 1,216,240 shares of common stock pursuant to its distribution reinvestment plan, resulting in aggregate gross offering proceeds of $181,336,480.  Total shares issued and outstanding as of March 31, 2017 include 58,875 shares of common stock issued as non-employee compensation to members of the Company’s board of directors and certain executives of the Property Manager (defined below).

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares to Hartman XX Holdings, Inc. at a price of $10.00 per share.  The Company has also issued 1,000 shares of convertible preferred stock to its advisor, Hartman Advisors LLC (“Advisor”), at a price of $10.00 per share.   The Advisor is owned 70% by Allen R. Hartman, the Company’s Chief Executive Officer and Chairman of the Board of Directors and 30% by Hartman Income REIT Management, Inc. (the “Property Manager”). The Property Manager is a wholly owned subsidiary of Hartman Income REIT, Inc. of which Allen R. Hartman owns approximately 16% of the voting common stock.

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

       As of March 31, 2017, the Company owned or held a majority ownership interest in 17 commercial properties comprising approximately 2,928,441 square feet plus three pad sites, all located in Texas.  As of March 31, 2017, the Company owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of March 31, 2016, the Company owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas.  As of March 31, 2016, the Company owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2016 are derived from our audited consolidated

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

financial statements as of that date.  The unaudited consolidated financial statements as of March 31, 2017 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2017, and the results of consolidated operations for the three months ended March 31, 2017 and 2016, the consolidated statement of equity for the three months ended March 31, 2017 and the consolidated statements of cash flows for the three months ended March 31, 2017 and 2016.  The results of the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of March 31, 2017 and December 31, 2016 consisted of demand deposits at commercial banks.

Restricted Cash

Restricted cash represents cash for which the use of funds is restricted by certain loan documents.  As of March 31, 2017, and December 31, 2016, the Company had a restricted cash balance of $2,371,000, respectively, which represents amounts set aside as impounds to be disbursed to the Company upon achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property.

Pursuant to a reserve agreement among the Company and the lender, the Company’s right to draw upon restricted funds expired on December 31, 2016.  The lender has the right to draw any of the remaining funds and apply the same to the outstanding loans at the lenders sole discretion.  No action was taken by the lender as of March 31, 2017.  As of May 3, 2017, the lender has offered and the Company has agreed to an 18-month extension of the Company’s right to draw upon the restricted funds until June 30, 2018 subject to the draw provisions of the original loan agreements.

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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2017 and December 31, 2016.

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

Organization and Offering Costs

The Company incurred certain organization and offering expenses in connection with the organization of the Company and the offering of the Company’s shares of common stock in the Company’s public offering. These costs principally relate to professional and filing fees. For the three months ended March 31, 2017 and 2016, such costs totaled $0 and ($250,000), respectively, which have been expensed as incurred.

Organization and offering expenses of the Company are paid directly by the Company or incurred by Advisor on behalf of the Company and reimbursed by the Company to the Advisor (subject to certain limitations). Pursuant to the Advisory Agreement, organization and offering expenses will be reimbursed by the Advisor to the Company following the completion of a public offering of the Company to the extent that total organization and offering expenses incurred by the Company in connection with such public offerings (excluding selling commissions and dealer manager fees) exceed 1.5% of gross offering proceeds from the completed public offerings.  As of March 31, 2017, and December 31, 2016, respectively, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering proceeds was cumulatively $858,000 for the Company’s initial and follow-on public offerings, respectively. The Company terminated the offer and sale of its common stock to the public in its follow-on offering on March 31, 2016.  The Company continued to process subscriptions dated on or before March 31, 2016 through June 30, 2016.  The Company has recorded a receivable from the Advisor and recorded a contra expense of $786,000 resulting in a net credit for organization and offering expenses of $250,000 for the three months ended March 31, 2016.  The Company had a balance due to Advisor of $319,000 and $243,000 as of March 31, 2017 and December 31, 2016, respectively.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selling commissions in connection with the Company’s public offering were recorded and charged to additional paid-in capital.

Real Estate Held for Disposition and Discontinued Operations

The Company considers a commercial property to be held for sale when it meets all of the criteria established under ASC 205, “Presentation of Financial Statements.”  For commercial properties classified as held for sale, assets and liabilities are presented separately for all periods presented.

In accordance with ASC 205, a discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component of an entity or group of components of an entity is classified as held for sale, disposed of by sale or disposed of other than by sale, respectively. In addition, ASC 205 requires us to provide additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not meet the criteria for a discontinued operation.

Noncontrolling Interests

Noncontrolling interests is the portion of equity in a subsidiary not attributable to a parent.  The ownership interests not held by the parent are considered noncontrolling interests.  Accordingly, the Company has reported noncontrolling interests in equity on the consolidated balance sheets but separate from the Company's equity.  On the consolidated statements of operations, subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests.  The consolidated statement of changes in equity is included for quarterly financial statements, including beginning balances, activity for the period and ending balances for shareholders' equity, noncontrolling interests and total equity.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $55,000 and $50,000 for the three months ended March 31, 2017 and 2016, respectively.

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

For the three months ended March 31, 2017 and 2016, the Company incurred a net loss of $1,695,000 and $1,969,000 respectively.  The Company formed one taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded considering the net loss carry forward would be properly offset by an equal valuation allowance in that no material current or future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of March 31, 2017 and 2016, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2017 and 2016 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

The Company maintains cash accounts in two U.S. financial institutions.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues.  No tenant represents more than 10% of total rental revenues for three months ended March 31, 2017 and 2016, respectively.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018. Based on preliminary assessments, we do not expect the adoption of ASU No. 2016-01 to have a material effect on our consolidated financial position or our consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted.  Based on preliminary assessments, we do not expect the adoption of ASU No. 2016-02 to have a material effect on our consolidated financial position or our consolidated results of operations.

In October 2016, the FASB issued ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. We have adopted this guidance for all periods presented.  Adoption of this guidance has no material effect on our consolidated financial position or our consolidated results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. We expect to adopt ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. Based on preliminary assessments, we do not expect the adoption of ASU No. 2016-18 to have a material effect on our consolidated financial position or our consolidated results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business.  Based on preliminary assessments, we do not expect the adoption of ASU No. 2017-01 to have a material effect on our consolidated financial position or our consolidated results of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Real Estate

   The Company’s real estate assets consisted of the following, in thousands:

	March 31, 2017	December 31, 2016
Land	$62,320	$62,320
Buildings and improvements	129,201	127,206
In-place lease value intangible	63,573	63,573
	255,094	253,099
Less accumulated depreciation and amortization	(56,030)	(49,872)
Total real estate assets	$199,064	$203,227

       Depreciation expense for the three months ended March 31, 2017 and 2016 was $1,811,000 and $1,459,000, respectively. Amortization expense of in-place lease value intangible was $4,347,000 and $3,843,000 for the three months ended March 31, 2017 and 2016, respectively.

       No acquisition fees were paid to Advisor for the three months ended March 31, 2017 and 2016, respectively. Asset management fees due to Advisor were $440,000 and $333,000 for the three months ended March 31, 2017 and 2016, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the Company owned or held a majority ownership interest in 17 commercial properties comprising approximately 2,928,441 square feet plus three pad sites, all located in Texas. As of March 31, 2017, the Company owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of March 31, 2016, the Company owned 15 commercial properties comprising approximately 2,295,910 square feet plus three pad sites, all located in Texas. As of March 31, 2016, the Company owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two property located in San Antonio, Texas.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	March 31, 2017	December 31, 2016
In-place lease value intangible	$ 63,573	$ 63,573
In-place leases – accumulated amortization	(38,982)	(34,635)
Acquired lease intangible assets, net	$ 24,591	$ 28,938

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	March 31, 2017	December 31, 2016
Tenant receivables	$ 3,265	$ 2,889
Accrued rent	4,205	3,583
Allowance for doubtful accounts	(1,357)	(1,206)
Accrued Rents and Accounts Receivable, net	$ 6,113	$ 5,266

As of March 31, 2017, and December 31, 2016, the Company had an allowance for uncollectible accounts of $1,357,000 and $1,206,000, respectively.  For the three months ended March 31, 2017 and 2016, the Company recorded bad debt expense in the amount of $151,000 and $218,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  For the three months ended March 31, 2017 and 2016, the Company recorded write-offs of $0 and $42,000, respectively.  Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	March 31, 2017	December 31, 2016
Deferred leasing commissions	$ 6,937	$ 6,116
Less: accumulated amortization	(1,608)	(1,341)
Deferred leasing commission cost, net	$ 5,329	$ 4,775

Note 6 — Notes Payable, net

The Company is a party to a $30.0 million revolving credit agreement (the “TCB Credit Facility”) with Texas Capital Bank.  The TCB Credit Facility is secured by the Gulf Plaza, Timbercreek, Copperfield and One Technology Center properties.  The borrowing base based on the collateral properties is $20.925 million.  The TCB Credit Facility note, bears interest at the greater of 4.25% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 5.00% and 4.75% per annum as of March 31, 2017 and December 31, 2016. All borrowings under the TCB Credit Facility matured on May 9, 2017.  The Company and the bank have agreed to a one-year extension and modification of the TCB Credit Facility.  As modified the TCB Credit Facility will mature on May 9, 2018.

The outstanding balance under the TCB Credit Facility was $8,800,000 as of March 31, 2017 and $7,800,000 as of December 31, 2016, respectively.  As of March 31, 2017 the amount available to be borrowed is $12,125,000.  As of March 31, 2017, the Company was in compliance with all loan covenants under the TCB Credit Facility.

The Company is a party to a $15.52 million revolving credit agreement (the “EWB Credit Facility”) with East West Bank.  The borrowing base of the EWB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The EWB Credit Facility is secured by the Commerce Plaza Hillcrest, Corporate Park Place and 400 North Belt properties.  The EWB Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.50% and 4.25% per annum as of March 31, 2017 and as of December 31, 2016, respectively.  All loans under the EWB Credit Facility mature on August 24, 2017.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 8, 2015, the Company entered into a second revolving credit agreement with East West Bank (the “EWB II Credit Facility”).  The borrowing base of the EWB II Credit Facility is $9.9 million and may be adjusted from time to time subject to the lender’s underwriting with respect to the real property collateral.    The EWB II Credit Facility is secured by the Ashford Crossing and Skymark Tower properties.  The EWB II Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.50% and 4.25% per annum as of March 31, 2017 and as of December 31, 2016, respectively.  All loans under the EWB II Credit Facility mature on August 24, 2017.

The aggregate outstanding balance under the EWB Credit Facility and EWB II Credit Facility was $21,900,000 as of March 31, 2017 and December 31, 2016, respectively.  As of March 31, 2017, the aggregate amount available to be borrowed under the EWB Credit Facility and EWB II Credit Facility is $3,525,000.  As of March 31, 2017, the Company was in compliance with all loan covenants under the EWB Credit Facility and EWB II Credit Facility.

Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	March 31, 2017	December 31, 2016
Deferred loan costs	$ 2,160	$ 2,160
Less: deferred loan cost accumulated amortization	(820)	(693)
Total cost, net of accumulated amortization	$ 1,340	$ 1,467

      The following is a summary of the Company’s notes payable as of March 31, 2017, in thousands:

Property/Facility	Payment (1)	Maturity Date	Rate	March 31, 2017	December 31, 2016
Richardson Heights (2)(3)	P&I	July 1, 2041	4.61%	$ 19,094 19,094	$ 19,200
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,940	7,984
Bent Tree Green (2)(3)	P&I	July 1, 2041	4.61%	7,940	7,984
Mitchelldale (2)	P&I	July 1, 2041	4.61%	12,028	12,096
Energy Plaza I & II	P&I	June 10, 2021	5.30%	9,958	10,007
Westway One	IO	June 1, 2019	3.29%	10,819	10,819
Three Forest Plaza	IO	December 31, 2019	3.59%	17,828	17,828
TCB Credit Facility	IO	May 9, 2018	5.00%	8,800	7,800
EWB Credit Facility	IO	August 24, 2017	4.50%	12,000	12,000
EWB II Credit Facility	IO	August 24, 2017	4.50%	9,900	9,900
				$ 116,307	$ 115,618
Less unamortized deferred loan costs				(1,340)	(1,467)
				$ 114,967	$ 114,151

(1)

Principal and interest (P&I) or interest only (IO).

(2)

Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)

In connection with the loans secured by the Richardson Heights Property and the Bent Tree Green Property, the Company entered into a reserve agreement with the lender which requires that loan proceeds of $6,500,000, be deposited with the loan servicer.  The escrowed loan proceeds will be released to us upon satisfactory showing of increased annualized rental income from new lease agreements as set forth in the reserve agreement. Under the terms of the reserve agreement, the Company may draw upon the escrow reserve funds until December 31, 2016.  As of December 31, 2016, the Company has drawn $4,129,000 of the escrowed loan proceeds and there remains a balance of $2,371,000 as of December 31, 2016.  The lender has the right to draw any remaining escrow reserve funds and apply such funds to one or more of the loans as the lender may determine in its sole discretion.  See Note 2 – Restricted Cash.  Loan proceeds held pursuant to the reserve agreement are recorded as restricted cash in the accompanying consolidated balance sheets.

        Annual maturities of notes payable as of March 31, 2017 are as follows, in thousands:

Year ending December 31,	Amount Due
2017	$ 31,648
2018	1,320
2019	30,031
2020	1,450
2021	10,451
Thereafter	41,407
Total	$ 116,307

Interest expense incurred for the three months ended March 31, 2017 and 2016 was $1,383,000 and $846,000, respectively.  Interest expense of $220,000 and $224,000 was payable as of March 31, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note 7 — Loss Per Share

       Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted earnings per share reflect common shares issuable from the assumed conversion of convertible preferred stock into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings (loss) per share.

	Three months ended March 31,
	2017	2016
Numerator:
Net loss attributable to common stockholders	$ (1,759,000)	$ (1,969,000)

Denominator:
Basic and diluted weighted average shares outstanding	18,165,831	15,088,950
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$ (0.10)	$ (0.13)

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

For the three months ended March 31, 2017 and 2016, the Company incurred a net loss of $1,695,000 and $1,969,000 respectively.  The Company formed one taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded considering the net loss carry forward would be properly offset by an equal valuation allowance in that no material current or future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Note 9 — Related Party Transactions

The Advisor is a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Advisor is a variable interest entity which consolidates for financial reporting purposes with Hartman Income REIT, Inc. and subsidiaries, of which Allen R. Hartman, our Chief Executive Officer and Chairman of the Board of Directors, owns approximately 16% of the voting common stock.

For the three months ended March 31, 2017 and 2016 the Company incurred $440,000 and $333,000, respectively, for asset management fees payable to the Advisor.  Acquisition fees paid to Advisor were $0 for the three months ended March 31, 2017 and 2016.

Property operating expenses include property management fees due to the Property Manager of $379,000 and $327,000 for the three months ended March 31, 2017 and 2016, respectively.  For the three months ended March 31, 2017 and 2016, respectively, the Company incurred $821,000 and $367,000 for leasing commissions and $88,000 and $52,000 for construction management fees due to the Property Manager.  Leasing commissions and construction management fees are included in deferred leasing commission costs and real estate assets, respectively, in the consolidated balance sheets.

       As of March 31, 2017, and December 31, 2016, respectively, the Company had a net balance due to the Property Manager of $434,000 and $518,000.

The Company had a balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $4,470,000 and $4,474,000 as of March 31, 2017 and December 31, 2016, respectively.  The

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

balance due from Hartman XIX includes a loan from the Company to Hartman XIX in the original amount of $4,500,000, which is not evidenced by a promissory note.  Interest has been accrued on the loan amount at an annual rate of 6%. The amount was advanced to Hartman XIX in connection with the affiliate stock purchase described below in this note.  The $270,000 and $274,000 balance due from Hartman XIX as of March 31, 2017 and December 31, 2016, respectively, is included in Due to related parties, and the principal balance of the affiliate loan of $4,200,000 and is included in Notes receivable – related party, in the accompanying consolidated balance sheets.  The Company recognized interest income on the affiliate note in the amount of $68,000 and $0 for the three months ended March 31, 2017 and 2016, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

The Company owed the Advisor $319,000 and $243,000 for asset management fees as of March 31, 2017 and December 31, 2016, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if the Company do not own all or a majority of an asset.

On January 26, 2016, the Company’s board of directors approved the acquisition by the Company of up to $13.0 million in shares of common stock of Hartman Income REIT, Inc. (“HIREIT”), an affiliate of the Company, in connection with a tender offer by Hartman XIX to acquire for its account up to $2.0 million in shares of HIREIT common stock.  On February 5, 2016, the Company advanced $5,250,000 to Hartman XIX in connection with the contemplated acquisition of HIREIT shares.  The Company acquired 1,561,523 shares of the common stock of HIREIT for $8,978,000.  The shares were acquired by the Company in connection with a tender offer for shares of the common stock of HIREIT by Hartman XIX.  The Company’s investment in the affiliate is accounted for under the cost method, ownership interest at 11% in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets.  The Company received dividend distributions from HIREIT of $106,000 and $0 for the three months ended March 31, 2017 and 2016, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

On May 17, 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager.  Pursuant to the terms of the promissory note, TRS will receive a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance.  The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST.  The maturity date of the promissory note is May 17, 2019.  For the three months ended March 31, 2017 and 2016, respectively, interest and dividend income in the accompanying consolidated statements of operations, includes $178,000 and $0 of interest income.  As of March 31, 2017 and December 31, 2016, respectively, the balance due to TRS by Retail II Holdings is $144,000.

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

As of March 31, 2017, the Company had a net balance due to Hartman Village Pointe, LLC of $64,000.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Real Estate Held for Disposition

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

As of February 8, 2017, the Operating Partnership sold all its interest in the joint venture for $3,675,000, of which $2,425,000 was received during the three months ended March 31, 2017.

The Company’s investment in the Village Pointe property joint venture is presented as real estate held for disposition in the accompanying consolidated balance sheets.  The Company’s share of operations for the three months ended March 31, 2017 is presented as loss from discontinued operations in the accompanying consolidated statements of operations.

Loss from discontinued operations with respect to the Village Pointe Property is as follows, in thousands:

	Three months ended March 31,
	2017	2016
Total revenues	$ 44	$ -

Property operating expenses	6	-
Real estate taxes and insurance	8	-
Asset management fees	3	-
General and administrative	1	-
Interest expense	7	-
Total expenses	25	-

Loss on disposition	(27)	-

Net loss from discontinued operations	$ (8)	$ -

Property operating expenses include $2,000 in property management fees and reimbursements earned by the Property Manager.  Asset management fees were earned by Advisor.

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

       As of March 31, 2017, the Company had accepted subscriptions for, and issued 18,574,461 shares of the Company’s common stock in the Company’s initial public offering and the Company’s follow-on offering, including 1,216,240 shares of the Company’s common stock issued pursuant to the Company’s distribution reinvestment plan, resulting in aggregate offering proceeds of $181,336,480.

Preferred Stock

       Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of March 31, 2017, and December 31, 2016, respectively, the Company has issued 1,000 shares of convertible preferred stock to the Advisor at a price of $10.00 per share.

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

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three months ended March 31, 2017 and 2016, respectively, the Company granted 1,500 and 1,500 shares of restricted common stock to independent directors as compensation for services. The Company recognized $19,000 and $15,000 as stock-based compensation expense for the three months ended March 31, 2017 and 2016,

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

respectively, based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

         The following table reflects the total distributions the Company has paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2017
1st Quarter	$ 0.175	$ 3,134

2016
4th Quarter	$ 0.175	$ 3,173
3rd Quarter	0.175	3,213
2nd Quarter	0.175	3,042
1st Quarter	0.175	2,478
Total	$ 0.700	$ 11,906

Note 12 –Incentive Award Plan

The Company has adopted an incentive plan (the “Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. The Company has initially reserved 5,000,000 shares of the Company’s common stock for the issuance of awards under the Company’s stock incentive plan, but in no event more than ten (10%) percent of the Company’s issued and outstanding shares. The number of shares reserved under the Company’s stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or canceled from awards under the Company’s stock incentive plan also will be available for future awards.  The Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock that were for each of two executives of Hartman Income REIT Management, the Property Manager for the Company, for the quarter ended March 31, 2016. The Company recognized stock-based compensation expense of $0 and $20,000, respectively, for the three months ended March 31, 2017 and 2016, based on the issue price of $10.00 per share.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14– Subsequent Events

Three Forest Plaza Joint Venture

On April 11, 2017, the Operating Partnership entered into a membership interest purchase agreement with Hartman vREIT XXI, Inc. (“vREIT XXI”), a related party, pursuant to which vREIT XXI may acquire up to $10,000,000 of the Operating Partnership’s ownership interest in Hartman Three Forest Plaza LLC.  On April 11, 2017, pursuant to the membership interest purchase agreement, vREIT XXI acquired 160,000 membership units of Hartman Three Forest Plaza LLC, representing an approximately 9.0% interest in the members’ equity of Hartman Three Forest Plaza LLC, from the Operating Partnership for $1,600,000.  On May 18, 2017, vREIT XXI acquired an additional 130,000 membership units of Hartman Three Forest Plaza LLC, representing an additional approximately 7.3% interest in the members’ equity of Hartman Three Forest Plaza LLC, from the Operating Partnership for $1,300,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

       Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Hartman Short Term Income Properties XX, Inc.

Forward-Looking Statements

          Certain statements included in this quarterly report on Form 10-Q (this “Quarterly Report”) that are not historical facts (including statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions, or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  These statements are only predictions.  We caution that forward-looking statements are not guarantees.  Actual events on our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements.  Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 11, 2017.

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

We intend to invest the remaining net proceeds of our public offerings in commercial real estate properties and other real estate-related investments.  As of March 31, 2017, we owned or held a majority ownership interest in 17 commercial real properties comprising approximately 2,928,441 square feet.

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders.  We are externally managed by Hartman Advisors, LLC, which we refer to as our “advisor,” pursuant to an advisory agreement by and among us and our advisor, which we refer to as the “Advisory Agreement.”  Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate related assets.  Our advisor sources and presents investment opportunities to our board of directors.  Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.  The key personnel of our advisor are involved in the selection, acquisition, financing and disposition of our properties, and raising the capital to purchase.  The key personnel of our advisor have extensive experience in selecting and operating commercial real estate and in operating investment entities that acquire commercial real estate.  Our affiliated property manager is Hartman Income REIT Management, Inc. which we refer to as our “property manager,” which is responsible for operating, leasing and maintaining our properties.  Our property manager is the wholly owned subsidiary of Hartman Income REIT, Inc. which we refer to as “HIREIT,” a real estate investment trust that has investment objectives that are similar to those that we employ.

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

We believe that we have resources available that are sufficient to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs. However, our operations are subject to a variety of risks, including, but not limited to, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates and declining real estate valuations. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

Our Real Estate Portfolio

As of March 31, 2017, we owned or held a majority ownership interest in 17 commercial real estate properties listed below:

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue, in thousands	Average Base Rental Revenue / Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:				`
Richardson Heights	Dallas	201,433	74%	$ 2,775	$ 18.53	$ 20.05
Cooper Street	Dallas	127,696	100%	1,496	$ 11.72	$ 11.63
Total - Retail		329,129	84%	$ 4,271	$ 15.39	$ 16.17
Office:
Bent Tree Green	Dallas	139,609	88%	$ 1,836	$ 14.99	$ 15.40
Parkway Plaza I&II	Dallas	136,506	67%	1,532	$ 16.66	$ 18.14
Hillcrest	Dallas	203,688	72%	1,892	$ 12.96	$ 13.69
Skymark	Dallas	115,700	79%	1,710	$ 18.82	$ 19.89
Corporate Park Place	Dallas	113,429	75%	1,215	$ 14.26	$ 15.14
Westway One (1)	Dallas	165,982	100%	3,021	$ 18.20	$ 20.22
Three Forest Plaza (2)	Dallas	366,549	76%	4,869	$ 17.37	$ 17.42
Gulf Plaza	Houston	120,651	100%	2,402	$ 19.93	$ 19.87
Timbercreek Atrium	Houston	51,035	86%	711	$ 16.12	$ 16.69
Copperfield	Houston	42,621	83%	648	$ 18.30	$ 19.00
400 N. Belt	Houston	230,872	56%	1,170	$ 9.12	$ 9.58
Ashford Crossing	Houston	158,451	53%	1,503	$ 18.05	$ 19.04
Energy Plaza	San Antonio	180,119	87%	3,287	$ 21.07	$ 21.52
One Technology Center	San Antonio	196,348	95%	3,759	$ 20.20	$ 21.06
Total - office		2,221,560	78%	$ 29,555	$ 17.02	$ 17.73
Flex/Industrial
Mitchelldale	Houston	377,752	88%	$ 2,090	$ 6.31	$ 6.47
Total - Flex/Industrial		377,752	88%	2,090	$ 6.31	$ 6.47
Grand Total		2,928,441	80%	$ 35,916	$ 15.32	$ 15.96

(1)

The Westway One property is owned by Hartman Westway LLC.  On June 17, 2016, we sold a 45.67% minority interest in Westway One LLC to an unrelated investor for $5,500,000.  As of March 31, 2017, we own a 54.33% membership interest in the Westway One joint venture.

(2)

On April 11, 2017, the Operating Partnership entered into a membership interest purchase agreement with Hartman vREIT XXI, Inc. (“vREIT XXI”), a related party, pursuant to which vREIT XXI may acquire up to $10,000,000 of the Operating Partnership’s ownership interest in Hartman Three Forest Plaza LLC.  On April 11, 2017, pursuant to the membership interest purchase agreement, vREIT XXI acquired 160,000 membership units of Hartman Three Forest Plaza LLC, representing an approximately 9% membership interest in Hartman Three Forest Plaza LLC, from the Operating Partnership for $1,600,000.  On May 18, 2017, vREIT XXI acquired an additional 130,000 membership units of Hartman Three Forest Plaza LLC, representing an additional approximately 7.3% interest in the members’ equity of Hartman Three Forest Plaza LLC, from the Operating Partnership for $1,300,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three months ended March 31, 2017.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF CONTINUING OPERATIONS

Comparison of the three months ended March 31, 2017 versus March 31, 2016.

       As of March 31, 2017, we owned or held a majority ownership interest in 17 commercial properties comprising approximately 2,928,441 square feet plus three pad sites, all located in Texas.  As of March 31, 2017, we owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of March 31, 2016, we owned 15 commercial properties comprising approximately 2,395,910 square feet plus three pad sites, all located in Texas.  As of March 31, 2016, we owned seven properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the three months ended March 31, 2017 and March 31, 2016.  For purposes of the following discussion, Same Store properties refer to Richardson Heights, Cooper Street, Bent Tree Green, Parkway, Gulf Plaza, Mitchelldale, Energy Plaza, Timbercreek, Copperfield, Commerce Plaza Hillcrest, 400 North Belt, Ashford Crossing, Corporate Park Place, Skymark Tower and One Technology Center.  New store (“New Store”) properties refer to Westway One and Three Forest Plaza.

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

(in thousands)	Three months ended March 31,
	2017	2016	Change
Same Store:
Revenue	$ 8,909	$ 9,250	$ (341)
Property operating expenses	2,515	3,226	(711)
Real estate taxes and insurance	1,157	1,187	(30)
Asset management fees	333	333	-
General and administrative	158	575	(417)
Same Store NOI	$ 4,746	$ 3,929	$ 817

New Store:
Revenue	$ 2,313	$ -	$ 2,313
Property operating expenses	684	-	684
Real estate taxes and insurance	347	-	347
Asset management fees	107	-	107
General and administrative	419	-	419
New Store NOI	$ 756	$ -	$ 756
Property NOI	$ 5,502	$ 3,929	$ 1,573

Reconciliation of Net loss to Property NOI

Net loss	$ (1,695)	$ (1,969)	$ 747
Asset acquisition fees	-	-	-
Organization and offering costs	-	(250)	250
Depreciation and amortization	6,158	5,302	383
Interest expense	1,383	868	515
Interest and dividend income	(352)	(22)	(330)
Loss from discontinued operations	8	-	8
Property NOI	$ 5,502	$ 3,929	$ 1,573

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For three months ended March 31, 2017 and 2016 we had total rental revenues and tenant reimbursements of $11,222,000 and $9,250,000, respectively. The $1,972,000 increase in total rental revenues and tenant reimbursements was primarily due to the fact that we owned or held a majority ownership interest in 17 properties as of March 31, 2017, as compared to the 15 properties we owned as of March 31, 2016. Same Store property revenues decreased by $341,000, or approximately 3.7%, for three months ended March 31, 2017 compared to three months ended March 31, 2016.  Net revenues at the 400 North Belt property decreased $412,000 as a result of non-renewing tenants.  The non-renewal of the tenants was known at the time of the acquisition of the 400 North Belt property.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses.  For three months ended March 31, 2017 and March 31, 2016 we had operating expenses of $5,720,000 and $5,321,000, respectively.  Same Store operating expenses decreased $1,158,000 for the three months ended March 31, 2017 over the three months ended March 31, 2016 due to insurance reimbursement for costs previously expensed with respect to fire damage remediation at the Commerce Plaza Hillcrest property which are included in property operating expenses on the accompanying consolidated statements of operations.

 Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees to our advisor were $440,000 and $333,000 for three months ended March 31, 2017 and March 31, 2016, respectively.  Acquisition costs related to the acquisition of our properties were $0 for three months ended March 31, 2017 and March 31, 2016. The increase in acquisition and asset management fees is attributable to the two properties we acquired between June and December in 2016, and the fact that we owned or held a majority ownership interest in 17 properties as of March 31, 2017, as compared to the 15 properties we owned as of March 31, 2016. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For three months ended March 31, 2017 and March 31, 2016 we were charged by our Property Manager $1,003,000 and $795,000, respectively, for property management fees expense reimbursements and $821,000 and $367,000, respectively, for leasing commissions. The increase in property management fees we were charged by our Property Manager from three months ended March 31, 2016 to three months ended March 31, 2017 was primarily due to the increase in revenues attributable to the two properties acquired between June to December in 2016.

Real estate taxes and insurance – Real estate taxes and insurance were $1,504,000 and $1,187,000 for three months ended March 31, 2017 and 2016, respectively. The increase in real estate taxes and insurance from three months ended March 31, 2016 to three months ended March 31, 2017 was primarily due to the fact that we owned or held a majority ownership interest in 17 properties as of March 31, 2017, as compared to the 15 properties we owned as of March 31, 2016.

Depreciation and amortization – Depreciation and amortization were $6,158,000 and $5,302,000 for three months ended March 31, 2017 and 2016, respectively.  Depreciation and amortization increased from three months ended March 31, 2016 to three months ended March 31, 2017 was primarily due to the fact that we owned or held a majority ownership interest in 17 properties as of March 31, 2017, as compared to the 15 properties we owned as of March 31, 2016.

General and administrative expenses - General and administrative expenses were $577,000 and $575,000 for three months ended March 31, 2017 and 2016, respectively.  General and administrative expenses consist primarily of transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is due to increased professional fees and certain recoverable and non-recoverable property operating expenses.

Organizational and offering costs - We have incurred certain expenses in connection with our organization and the sale of our shares of common stock.  These costs principally relate to professional and filing fees.  As of March 31, 2017, such costs totaled $3,020,000 and have been expensed as incurred since February 5, 2009, the date of our inception.  For three months ended March 31, 2017 and March 31, 2016, organization and offering costs (credit) were $0 and ($250,000), respectively.

Net loss – We incurred net losses of $1,695,000 and $1,969,000 for three months ended March 31, 2017 and 2016, respectively.  The net loss for three months ended March 31, 2017 is primarily attributable to depreciation and amortization expense attributable to real estate assets.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2017 and 2016, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three Months Ended March 31,
	2017	2016
Net loss	($1,695)	($1,969)
Depreciation and amortization of real estate assets	6,158	5,302
Funds from operations (FFO)	4,463	3,333

Acquisition related expenses	- -	-
Modified funds from operations (MFFO)	$4,463	$3,333

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through March 31, 2017:

Period	Cash (1)	DRIP (2)(3)	Total
Period from inception to December 31, 2010 (2)	-	-	-
First Quarter 2011	$21	$20	$41
Second Quarter 2011	45	51	96
Third Quarter 2011	70	70	140
Fourth Quarter 2011	119	101	220
First Quarter 2012	175	150	325
Second Quarter 2012	209	194	403
Third Quarter 2012	236	246	482
Fourth Quarter 2012	271	279	550
First Quarter 2013	316	311	627
Second Quarter 2013	373	388	761
Third Quarter 2013	442	412	854
Fourth Quarter 2013	550	483	1,033
First Quarter 2014	568	535	1,103
Second Quarter 2014	614	577	1,191
Third Quarter 2014	632	605	1,237
Fourth Quarter 2014	665	641	1,306
First Quarter 2015	703	714	1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,020	1,947
Fourth Quarter 2015	1,042	1,108	2,150

First Quarter 2016	1,269	1,209	2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Fourth Quarter 2016 (4)	3,173	-	3,173
First Quarter 2017 (4)	3,134	-	3,134
Total	$20,833	$11,769	$32,602

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

(4)

Distributions to non-controlling interests were $208,000 for the year ended December 31, 2016.  Distributions to non-controlling interests were $136,000 for the three months ended March 31, 2017.

For three months ended March 31, 2017, we paid aggregate distributions of $3,134,000 in cash to common stockholders. During the same period, cash used in operating activities was $1,367,000 and our FFO was $4,463,000. For three months ended March 31, 2017, 100% of distributions were paid from cash provided by debt proceeds.   For three months ended March 31, 2016, we paid aggregate distributions of $2,478,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash used in operating activities was $6,926,000 and our FFO was $3,333,000. For three months ended March 31, 2016, 100% of distributions were paid from cash provided by offering proceeds.

For the period from inception (January 20, 2011 was the date we first paid distributions) to March 31, 2017, we paid aggregate distributions of $32,602,000.  During the period from our inception to March 31, 2017, our cash provided by operating activities was $20,966,000, our net loss was $30,717,000 and our FFO was $25,108,000. Of the $32,602,000 in aggregate distributions paid to our stockholders from inception to March 31, 2017, approximately 65% was paid from net cash provided by operating activities and approximately 35% was funded from offering proceeds.   For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Liquidity and Capital Resources

 As of March 31, 2017, we had issued 18,574,461 shares of our common stock in our initial and follow-on public offerings, including 1,216,240 shares of our common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $181,336,480. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan will continue until as late as July 16, 2016.

Our principal demands for funds will be for the payment of operating expenses, for the payment of interest on our outstanding indebtedness, and for the payment of distributions. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations; provided, that some or all of our distributions have been and may continue to be paid from sources other than cash from operations (as discussed below).  We expect to meet cash needs for acquisitions from the remaining net proceeds of our follow-on offering and from financings.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of March 31, 2017, our outstanding secured debt is $116,307,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  In addition, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.

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

Cash Flows from Operating Activities

As of March 31, 2017, we had continuing operations from 17 commercial real estate properties versus 15 properties as of March 31, 2016.  During three months ended March 31, 2017, net cash used in operating activities was $1,367,000 versus $6,926,000 net cash used in operating activities for three months ended March 31, 2016.  The increase in cash flow from operating activities is primarily attributable to the increase in amounts due from affiliates and the number of operating properties we owned.  We expect cash flows from operating activities to increase in future periods as a result of increased occupancy.

Cash Flows from Investing Activities

During three months ended March 31, 2017, net cash provided by and (used in) investing activities was $239,000 versus ($11,395,000) for three months ended March 31, 2016 and consisted primarily of cash provided by disposition of Village Pointe.  We had no acquisitions during the three months ended March 31, 2017 compared to the approximately $9.0 million investment in the common stock of an affiliate, Hartman Income REIT, Inc., during the three months ended March 31, 2016.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders.  Net cash (used in) and provided by financing activities for three months ended March 31, 2017 and 2016, respectively, was $(2,126,000) and $19,903,000 and consisted of the following:

•

$0 and $26,421,000, respectively of cash provided by offering proceeds, net of redemptions related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $0 and $1,353,000, respectively;

•

$1,139,000 and $3,896,000, respectively of net cash borrowings net of term loan repayments; and,

•

$3,265,000 and $1,269,000, respectively of net cash distributions, after giving effect to distributions reinvested by stockholders of $0 and $1,209,000, respectively.

Discontinued Operations

         On November 14, 2016, we acquired an interest in the Village Pointe property through an investment in Hartman Village Pointe, a joint venture between our operating partnership and our affiliate, Hartman vREIT XXI, Inc.  The Village Pointe property was approximately 92% occupied at the acquisition date.  Our operating partnership contributed $3,675,000 to Hartman Village Pointe in exchange for a 97.35% membership interest in Hartman Village Pointe and Hartman vREIT XXI, Inc. contributed $100,000 to Hartman Village Pointe in exchange for a 2.65% membership interest in Hartman Village Pointe. Our operating partnership also made a mortgage loan of $3,525,000, secured by the Village Pointe property, to Hartman Village Pointe.  On December 14, 2016, Hartman Village Pointe refinanced the Village Pointe property with a bank mortgage.  The affiliate mortgage loan was paid in full on that date.

As of February 8, 2017, Hartman vREIT XXI, Inc. acquired all our ownership interests in Hartman Village Pointe.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2017, our borrowings were not in excess of 300% of the value of our net assets.

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

As of March 31, 2017, we had notes payable totaling an aggregate principal amount of $116,307,000. For more information on our outstanding indebtedness, see Note 6 (Notes Payable, net) to the consolidated financial statements included in this report.

The following is a summary of our contractual obligations as of March 31, 2017, in thousands:

Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations (1)	$ 116,307	$ 31,648	$ 31,351	$ 11,901	$ 41,407
Interest payments on outstanding debt obligations (2)	36,103	2,057	5,318	5,065	23,663
Purchase obligations (3)	-	-	-	-	-
Total	$ 152,410	$ 33,705	$ 36,669	$ 16,966	$ 65,070

(1)

Amounts include principal payments only.

(2)

Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2017.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of March 31, 2017.

Off-Balance Sheet Arrangements

     As of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the notes to the accompanying consolidated financial statements.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 9 (Related Party Transactions) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2017, in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

During the three months ended March 31, 2017, we did not fulfill redemption requests nor redeem shares of our common stock pursuant to our share redemption program.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	-	-	-	(3)
February 2017	-	-	-	(3)
March 2017	-	-	-	(3)
	-	-	-

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

Effective March 31, 2016, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan terminated effective as of July 16, 2016. As of March 31, 2017, we had accepted subscriptions for, and issued, 18,574,461 shares of our common stock in our initial public offering and our follow-on offering, including 1,216,240 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $181,336,480.

As of March 31, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering in the amounts set forth in the tables below (all figures in thousands). D.H. Hill Securities, LLLP, the dealer manager for our public offerings, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

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

As of March 31, 2017, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $153,572,000, excluding $11,554,000 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan.

We intend to use substantially all of the remaining net proceeds from our public offerings to continue to invest in a portfolio of real properties. As of March 31, 2017, we had used $128,264,000 of the net proceeds from our public offerings, plus debt financing, to purchase our 18 investments in commercial properties. As of March 31, 2017, we had paid $6,013,000 of acquisition fees to our advisor.

As of March 31, 2017, we owned 1,561,523 share of the common stock of Hartman Income REIT, Inc., an affiliate of the Company for $8,978,000.

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

Date: May 22, 2017

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: May 22, 2017

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)