Form 10-Q
period 2017-11-14
Hartman Short Term Income Properties XX, Inc.
filed 2017-11-14
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒  Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of November 10, 2017, there were 18,085,776 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2017	December 31, 2016
ASSETS	Unaudited

Real estate assets, at cost	$ 258,471	$ 253,099
Accumulated depreciation and amortization	(67,512)	(49,872)
Real estate assets, net	190,959	203,227

Cash and cash equivalents	841	3,254
Restricted cash	2,371	2,371
Accrued rent and accounts receivable, net	7,232	5,266
Notes receivable - related party	10,431	11,431
Deferred leasing commission costs, net	5,850	4,775
Goodwill	250	250
Prepaid expenses and other assets	2,249	1,662
Real estate held for disposition	-	7,050
Due from related parties	2,856	-
Investment in affiliate	8,978	8,978
Total assets	$ 232,017	$ 248,264

LIABILITIES AND EQUITY

Liabilities:
Notes payable, net	$ 115,746	$ 114,151
Note payable - real estate held for disposition, net	-	3,458
Accounts payable and accrued expenses	10,065	12,057
Due to related parties	-	343
Tenants' security deposits	1,861	1,824
Total liabilities	127,672	131,833

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 18,085,776 shares and 18,164,878 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	18	18
Additional paid-in capital	168,671	169,406
Accumulated distributions and net loss	(75,993)	(59,674)
Total stockholders' equity	92,696	109,750
Noncontrolling interests in subsidiary	11,649	6,681
Total equity	104,345	116,431
Total liabilities and equity	$ 232,017	$ 248,264

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental revenues	$ 9,656	$ 8,480	$ 29,006	$ 24,473
Tenant reimbursements and other revenues	1,273	1,452	3,892	3,855
Total revenues	10,929	9,932	32,898	28,328

Expenses (income)
Property operating expenses	3,926	3,688	10,913	9,756
Asset management and acquisition fees	440	372	1,320	1,593
Organization and offering costs	-	-	-	(44)
Real estate taxes and insurance	1,575	1,263	4,557	3,612
Depreciation and amortization	5,542	5,808	17,640	16,492
General and administrative	647	539	1,968	1,785
Interest and dividend income	(335)	(291)	(1,001)	(704)
Interest expense	1,453	961	4,317	2,649
Total expenses, net	13,248	12,340	39,714	35,139
Loss from continuing operations	(2,319)	(2,408)	(6,816)	(6,811)
Loss from discontinued operations, net	-	-	8	-
Net loss	(2,319)	(2,408)	$ (6,824)	$ (6,811)
Net (loss) income attributable to noncontrolling interests	(18)	47	29	97
Net loss attributable to common stockholders	$ (2,301)	$ (2,455)	$ (6,853)	$ (6,908)

Net loss attributable to common stockholders per share	$ (0.13)	$ (0.13)	$ (0.38)	$ (0.40)
Weighted average number of common shares outstanding, basic and diluted	18,111	18,215	18,135	17,076

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)
	Preferred Stock		Common Stock		Additional	Accumulated	Total
					Paid-In	Distributions	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	and Net Loss	Equity (Deficit)	Interests	Equity (Deficit)
Balance, December 31, 2016	1	$-	18,165	$18	$169,406	($59,674)	$109,750	$6,681	$116,431
Redemptions of common shares	-	-	(85)	-	(814)	-	(814)	-	(814)
Issuance of common shares	-	-	6	-	79	-	79	-	79
Non-controlling capital	-	-	-	-	-	-	-	6,700	6,700
Deconsolidation of Village Pointe	-	-	-	-	-	-	-	(1,350)	(1,350)
Dividends and distributions (cash)	-	-	-	-	-	(9,466)	(9,466)	(411)	(9,877)
Net (loss) income	-	-	-	-	-	(6,853)	(6,853)	29	(6,824)
Balance, September 30, 2017	1	$-	18,086	$18	$168,671	($75,993)	$92,696	$11,649	$104,345

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$ (6,824)	$ (6,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	59	76
Depreciation and amortization	17,640	16,492
Deferred loan and lease commission costs amortization	1,262	805
Bad debt provision	270	466
Loss on real estate held for disposition	27	-
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(2,236)	(1,813)
Deferred leasing commissions	(1,977)	(2,311)
Prepaid expenses and other assets	(607)	(745)
Accounts payable and accrued expenses	(2,067)	(1,830)
Due to/from related parties	(3,199)	(4,522)
Tenants' security deposits	37	178
Net cash provided by (used in) operating activities	2,385	(15)
Cash flows from investing activities:
Acquisition deposits	20	-
Restricted cash	-	4,529
Proceeds received - disposition of joint venture real estate held for disposition	2,214	-
Note receivable repayment (investment)	1,000	(7,231)
Investment in affiliate	-	(8,959)
Additions to real estate	(5,372)	(25,491)
Net cash used in investing activities	(2,138)	(37,152)
Cash flows from financing activities:
Distributions to common stockholders and non-controlling interest	(9,893)	(5,745)
Payment of selling commissions	-	(2,103)
Borrowings under insurance premium finance note	561	421
Repayment under insurance premium finance note	(449)	(337)
Noncontrolling interests capital	6,700	5,500
Payments of deferred loan costs	(76)	(139)
Proceeds under term loan notes	-	10,819
Repayments under term loan notes	(939)	(893)
Borrowings under revolving credit facility	3,750	29,400
Repayments under revolving credit facility	(1,500)	(40,946)
Proceeds from issuance of common stock	-	41,618
Redemptions of common stock	(814)	(1,179)
Net cash (used in) provided by financing activities	(2,660)	36,416
Net change in cash and cash equivalents	(2,413)	(751)
Cash and cash equivalents at the beginning of period	3,254	1,380
Cash and cash equivalents at the end of period	$ 841	$ 629

Supplemental cash flow information:
Cash paid for interest	$ 3,896	$ 2,477

Supplemental disclosures of non-cash investing and financing activities:
Increase in distribution payable	$ -	$ (406)
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$ -	$ 2,988

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

As of September 30, 2017, vREIT XXI has acquired an approximately 37.6% equity interest in Three Forest Plaza LLC for $6,700,000.  On October 19, 2017, vREIT XXI acquired and an additional 11.2% equity interest for $2,000,000 bringing its total equity interest to approximately 48.8%.

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

       As of September 30, 2017, the Company owned or held a majority ownership interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all located in Texas.  As of September 30, 2017, the Company owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of September 30, 2016, the Company owned or held a majority interest in 16 commercial properties comprising approximately 2,562,000 square feet plus three pad sites, all located in Texas.  As of September 30, 2016, the Company owned eight properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

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

The Merger Agreements may be terminated under certain circumstances, including but not limited to (i) by the mutual written consent of all the parties to a Merger Agreement, (ii) by either the Company or HIREIT or Hartman XIX, as applicable, if a final and non-appealable order is entered prohibiting or disapproving the applicable Mergers, (iii) by either the Company or HIREIT or Hartman XIX, as applicable, if the required approval of the applicable Mergers by the stockholders of the Company or HIREIT or Hartman XIX, as applicable (the “Stockholder Approvals”), have not been obtained, (iv) by either the Company or HIREIT or Hartman XIX, as applicable, upon a material uncured breach by the other party that would cause the closing conditions in the applicable Merger Agreement not to be satisfied, or (v) by either the Company or HIREIT or Hartman XIX, as applicable,  if the applicable Mergers have not been completed on or before December 31, 2017. No termination fees or penalties are payable by any party to any Merger Agreement in the event of the termination of any Merger Agreement.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2016 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of September 30, 2017 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2017, and the results of consolidated operations for the three and nine months ended September 30, 2017 and 2016, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2017 and the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016.  The results of the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of September 30, 2017 and December 31, 2016 consisted of demand deposits at commercial banks.

Restricted Cash

Restricted cash represents cash for which the use of funds is restricted by certain loan documents.  As of September 30, 2017 and December 31, 2016, the Company had a restricted cash balance of $2,371,000, which represents amounts set aside as impounds to be disbursed to the Company upon achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property.

Pursuant to a reserve agreement among the Company and the lender, the Company’s right to draw upon restricted funds expired on December 31, 2016.  The lender has the right to draw any of the remaining funds and apply the same to the outstanding loans at the lender’s sole discretion.  The Company’s right to draw upon the restricted funds expires June 30, 2018 subject to the draw provisions of the original loan agreements.

Financial Instruments

       The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, notes receivable, accounts payable and accrued expenses, notes payable and due from (to) related parties.  The Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable approximates fair value.

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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of September 30, 2017 and December 31, 2016.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

Organization and Offering Expenses

The Company has incurred certain organization and offering expenses in connection with the organization of the Company and the offering of the Company’s shares of common stock in the Company’s public offering. These costs principally relate to professional and filing fees. For the three months ended September 30, 2017 and 2016, such costs totaled $0 and $0, respectively.  For the nine months ended September 30, 2017 and 2016, such costs totaled $0 and ($44,000), respectively.

Organization and offering expenses of the Company are paid directly by the Company or incurred by Advisor on behalf of the Company and reimbursed by the Company to the Advisor (subject to certain limitations). Pursuant to the Advisory Agreement, organization and offering expenses will be reimbursed by the Advisor to the Company following the completion of a public offering of the Company to the extent that total organization and offering expenses incurred by the Company in connection with such public offerings (excluding selling commissions and dealer manager fees) exceed 1.5% of gross offering proceeds from the completed public offerings.  As of September 30, 2017, and December 31, 2016, respectively, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering proceeds was cumulatively $858,000 for the Company’s initial and follow-on public offerings, respectively. The Company terminated the offer and sale of its common stock to the public in its follow-on offering on March 31, 2016.  The Company recorded a receivable from the Advisor and recorded a contra expense of $858,000 resulting in a net credit for organization and offering expenses of ($44,000) during the nine months ended September 30, 2016.

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

Noncontrolling Interests

Noncontrolling interests is the portion of equity in a subsidiary not attributable to a parent.  The ownership interests not held by the parent are considered noncontrolling interests.  Accordingly, the Company has reported noncontrolling interests in equity on the consolidated balance sheets but separate from the Company's equity.  On the consolidated statements of operations, subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests.  The consolidated statement of changes in equity is included for quarterly financial statements, including beginning balances, activity for the period and ending balances for stockholders' equity, noncontrolling interests and total equity.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $14,000 and $15,000 for the three months ended September 30, 2017 and 2016, respectively.  Advertising costs totaled $59,000 and $52,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

For the three months ended September 30, 2017 and 2016, the Company incurred a net loss of $2,319,000 and $2,408,000, respectively.  For the nine months ended September 30, 2017 and 2016, the Company incurred a net loss of $6,824,000 and $6,811,000, respectively.  The Company has formed a taxable REIT subsidiary which may generate future taxable income, which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of September 30, 2017 and 2016, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues.  No tenant represents more than 10% of total rental revenues for three months and nine months ended September 30, 2017 and 2016.

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

ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. We have adopted this guidance for all periods presented.

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

Note 3 — Real Estate

   The Company’s real estate assets consisted of the following, in thousands:

	September 30, 2017	December 31, 2016
Land	$62,320	$62,320
Buildings and improvements	132,578	127,206
In-place lease value intangible	63,573	63,573
	258,471	253,099
Less accumulated depreciation and amortization	(67,512) 967,512)	(49,872)
Total real estate assets	$190,959	$203,227

       Depreciation expense for the three months ended September 30, 2017 and 2016 was $1,966,000 and $1,742,000, respectively.  Depreciation expense for the nine months ended September 30, 2017 and 2016 was $5,844,000 and $4,705,000, respectively.  Amortization expense of in-place lease value intangible was $3,576,000 and $4,066,000 for the three months ended September 30, 2017 and 2016, respectively.  Amortization expense of in-place lease value intangible was $11,796,000 and $11,787,000 for the nine months ended September 30, 2017 and 2016, respectively.

       Acquisition fees paid to Advisor were $0 and $0 for the three months ended September 30, 2017 and 2016, respectively.   Acquisition fees paid to Advisor were $0 and $541,000 for the nine months ended September 30, 2017 and 2016, respectively.   Asset management fees paid to Advisor were $440,000 and $372,000 for the three months ended September 30, 2017 and 2016, respectively.  Asset management fees paid to Advisor were $1,320,000 and $1,052,000 for the nine months ended September 30, 2017 and 2016, respectively.  Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	September 30, 2017	December 31, 2016
In-place lease value intangible	$ 63,573	$ 63,573
In-place leases – accumulated amortization	(46,431)	(34,635)
Acquired lease intangible assets, net	$ 17,142	$ 28,938

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	September 30, 2017	December 31, 2016
Tenant receivables	$ 3,609	$ 2,889
Accrued rent	5,099	3,583
Allowance for uncollectible accounts	(1,476)	(1,206)
Accrued rents and accounts receivable, net	$7,232	$ 5,266

As of September 30, 2017 and December 31, 2016, the Company had an allowance for uncollectible accounts of $1,476,000 and $1,206,000, respectively.  For the three months ended September 30, 2017 and 2016, the Company recorded bad debt expense in the amount of $81,000 and $223,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  For the nine months ended September 30, 2017 and 2016, the Company recorded bad debt expense in the amount of $270,000 and $508,000, respectively.  For the nine months ended September 30, 2017 and 2016, the Company recorded write-offs of $0 and $42,000, respectively.  Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	September 30, 2017	December 31, 2016
Deferred leasing commissions costs	$ 8,093	$ 6,116
Less: accumulated amortization	(2,243)	(1,341)
Deferred leasing commission costs, net	$ 5,850	$ 4,775

Note 6 — Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “TCB Credit Facility”) with Texas Capital Bank.  The TCB Credit Facility is secured by the Gulf Plaza, Parkway Plaza I&II, Timbercreek, Copperfield and One Technology Center properties.  The borrowing base of the collateral properties is $20.925 million.  The TCB Credit Facility note, bears interest at the greater of 4.25% per annum or the bank’s prime rate plus 1% per annum. The interest rate was 5.25% and 4.75% per annum as of September 30, 2017 and December 31, 2016.  As of April 1, 2017, the Company will pay 0.25% per annum on the unused balance of the TCB Credit Facility. All borrowings under the TCB Credit Facility mature on May 9, 2018.

The outstanding balance under the TCB Credit Facility was $10,050,000 as of September 30, 2017 and $7,800,000 as of December 31, 2016, respectively.  As of September 30, 2017 the amount available to be borrowed is $10,875,000.  As of September 30, 2017, the Company was in compliance with all loan covenants under the TCB Credit Facility.

The Company is a party to a $15.52 million revolving credit agreement (the “EWB Credit Facility”) with East West Bank.  The borrowing base of the EWB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The EWB Credit Facility is secured by the Commerce Plaza Hillcrest, Corporate Park Place and 400 North Belt properties.  The EWB Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.75% and 4.25% per annum as of September 30, 2017 and as of December 31, 2016, respectively.  All loans under the EWB Credit Facility mature on August 24, 2018.

On October 8, 2015, the Company entered into a second revolving credit agreement with East West Bank (the “EWB II Credit Facility”).  The borrowing base of the EWB II Credit Facility is $9.9 million and may be adjusted from time to time subject to the lender’s underwriting with respect to the real property collateral.    The EWB II Credit Facility is secured by the Ashford Crossing and Skymark Tower properties.  The EWB II Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.75% and 4.25% per annum as of September 30, 2017 and as of December 31, 2016, respectively.  The Company and East West Bank have agreed to a one-year extension and modification of the EWB Credit Facility and the EWB II Credit Facility.  As modified the EWB Credit Facility and the EWB II Credit Facility will mature on August 24, 2018.

The aggregate outstanding balance under the EWB Credit Facility and EWB II Credit Facility was $21,900,000 as of September 30, 2017 and December 31, 2016.  As of September 30, 2017, the aggregate amount available to be borrowed under the EWB Credit Facility and EWB II Credit Facility is $3,525,000.  As of September 30, 2017, the Company was in compliance with all loan covenants under the EWB Credit Facility and EWB II Credit Facility.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINACIAL STATEMENTS

(Unaudited)

Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	September 30, 2017	December 31, 2016
Deferred loan costs	$2,236	$ 2,160
Less: deferred loan cost accumulated amortization	(1,053)	(693)
Total cost, net of accumulated amortization	$ 1,183	$ 1,467

      The following is a summary of the Company’s notes payable as of September 30, 2017, in thousands:

Property/Facility	Payment (1)	Maturity Date	Rate	September 30, 2017	December 31, 2016
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$ 18,877	$ 19,200
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,850	7,984
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,850	7,984
Mitchelldale (2)	P&I	July 1, 2041	4.61%	11,892	12,096
Energy Plaza I & II	P&I	June 10, 2021	5.30%	9,863	10,007
Westway One	IO	June 1, 2019	3.73%	10,819	10,819
Three Forest Plaza	IO	December 31, 2019	4.03%	17,828	17,828
TCB Credit Facility	IO	May 9, 2018	5.25%	10,050	7,800
EWB Credit Facility	IO	August 24, 2018 2017 2018	4.75%	12,000	12,000
EWB II Credit Facility	IO	August 24, 2018	4.75%	9,900	9,900
				$ 116,929	$ 115,618
Less unamortized deferred loan costs				(1,183)	(1,467)
				$ 115,746	$ 114,151

(1)

Principal and interest (P&I) or interest only (IO).

(2)

Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.

Interest expense incurred for the three months ended September 30, 2017 and 2016 was $1,453,000 and $961,000, respectively, which includes amortization expense of deferred loan costs. Interest expense incurred for the nine months ended September 30, 2017 and 2016 was $4,317,000 and $2,649,000, respectively.  Interest expense of $285,000 and $224,000 was payable as of September 30, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$(2,301)	$(2,455)	$(6,853)	$(6,908)
Denominator:
Basic and diluted weighted average common shares outstanding	18,111	18,215	18,135	17,076

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.13)	$(0.13)	$(0.38)	$(0.40)

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

For the three months ended September 30, 2017 and 2016, the Company incurred a net loss of $2,319,000 and $2,408,000, respectively.  For the nine months ended September 30, 2017 and 2016, the Company incurred a net loss of $6,824,000 and $6,811,000 respectively.  The Company formed one taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded considering the net loss carry forward would be properly offset by an equal valuation allowance in that no material current or future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

For the three months ended September 30, 2017 and 2016 the Company incurred $440,000 and $372,000, respectively, for asset management fees payable to the Advisor. For the nine months ended September 30, 2017 and 2016 the Company incurred $1,320,000 and $1,052,000, respectively, for asset management fees payable to the Advisor.  Acquisition fees paid to Advisor were $0 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $0 and $541,000 for the nine months ended September 30, 2017 and 2016, respectively.

Property operating expenses include property management fees and reimbursements due to the Property Manager of $1,418,000 and $1,810,000 for the three months ended September 30, 2017 and 2016, respectively, and $5,204,000 and $5,060,000 for nine months ended September 30, 2017 and 2016, respectively.  For the three months ended September 30, 2017 and 2016, respectively, the Company incurred $368,000 and $823,000 for leasing commissions and $47,000 and $115,000 for construction management fees due to the Property Manager.  For the nine months ended September 30, 2017 and 2016, respectively, the Company incurred $1,977,000 and $2,311,000 for leasing commissions and $212,000 and $254,000 for construction management fees due to the Property Manager.  Leasing commissions and construction management fees are included in deferred leasing commission costs and real estate assets, respectively, in the consolidated balance sheets.

       As of September 30, 2017, and December 31, 2016, respectively, the Company had a net balance due (from) to the Property Manager of $(2,233,000) and due to $518,000.

The Company had a balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $5,487,000 and $4,474,000 as of September 30, 2017 and December 31, 2016, respectively.  The balance due from Hartman XIX includes a loan from the Company to Hartman XIX in the original amount of $4,200,000, which is not evidenced by a promissory note.  Interest has been accrued on the loan amount at an annual rate of 6%. The amount was advanced to Hartman XIX in connection with the affiliate stock purchase described below in this note.  The $1,287,000 and $274,000 balance due from Hartman XIX as of September 30, 2017 and December 31, 2016, respectively, is included in Due to related parties, and the principal balance of the affiliate loan of $4,200,000 and is included in Notes receivable – related party, in the accompanying consolidated balance sheets.  The Company recognized interest income on the affiliate note in the amount of $64,000 and $64,000 for the three months ended September 30, 2017 and 2016 and $188,000 and $233,000 for the nine months ended September 30, 2017 and 2016, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

The Company owed the Advisor $448,000 and $243,000 for asset management fees as of September 30, 2017 and December 31, 2016, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset.

On January 26, 2016, the Company’s board of directors approved the acquisition by the Company of up to $13.0 million in shares of common stock of Hartman Income REIT, Inc. (“HIREIT”), an affiliate of the Company, in connection with a tender offer by Hartman XIX to acquire for its account up to $2.0 million in shares of HIREIT common stock.  On February 5, 2016, the Company advanced $5,250,000 to Hartman XIX in connection with the contemplated acquisition of HIREIT shares.  The Company acquired 1,561,523 shares of the common stock of HIREIT for $8,978,000.  The shares were acquired by the Company in connection with a tender offer for shares of the common stock of HIREIT by Hartman XIX.  The Company’s investment in the affiliate is accounted for under the cost method, ownership interest at 11% in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets.  The Company received dividend distributions from HIREIT of $142,000 and $106,000 for the three months ended September 30, 2017 and 2016, respectively, and $319,000 and $177,000 for the nine months ended September 30, 2017 and 2016, respectively which is included in interest and dividend income in the accompanying consolidated statements of operations.

On May 17, 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager.  Pursuant to the terms of the promissory note, TRS will receive a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance.  The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST.  The maturity date of the promissory note is May 17, 2019.  For the three months ended September 30, 2017 and 2016, respectively, interest and dividend income in the accompanying consolidated statements of operations includes $193,000 and $163,000 of interest income. For the nine months ended September 30, 2017 and 2016, respectively, interest and dividend income in the accompanying consolidated statements of operations includes $682,000 and $522,000 of interest income.  As of September 30, 2017 and December 31, 2016, respectively, the balance due from TRS by Retail II Holdings is $44,000 and $144,000, respectively.

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

As of September 30, 2017, the Company had a net balance due to Hartman vREIT XXI of $260,000.

Note 10 – Real Estate Held for Disposition

Pursuant to the terms of a membership unit purchase agreement between the Operating Partnership and Hartman vREIT XXI, Hartman vREIT XXI had the option to acquire from time to time up to all of the membership interest of the Operating Partnership in Hartman Village Pointe at a price equal to the Operating Partnership’s investment cost.

As of February 8, 2017, the Operating Partnership sold all its interest in the joint venture for $3,675,000, of which $0 and $2,425,000 was received during the three and nine months ended September 30, 2017, respectively.  The Company’s investment in the Village Pointe property joint venture is presented as real estate held for disposition in the accompanying consolidated balance sheets at December 31, 2016.  The Company’s share of operations for the three and nine months ended September 30, 2017 is presented as loss from discontinued operations in the accompanying consolidated statements of operations.

       Loss from discontinued operations with respect to the Village Pointe Property is as follows, in thousands:

	Nine months ended September 30
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

On April 11, 2017, the Operating Partnership entered into a membership interest purchase agreement with vREIT XXI, a related party, pursuant to which vREIT XXI may acquire up to $10,000,000 of the Operating Partnership’s equity ownership in Hartman Three Forest Plaza LLC.  As of September 30, 2017 vREIT XXI had acquired an approximately 37.6% equity interest in Hartman Three Forest Plaza LLC for $6,700,000.  On October 19, 2017, vREIT XXI acquired and an additional 11.2% equity interest for $2,000,000 bringing its total equity interest to approximately 48.8%.  The Three Forest Plaza property is not currently classified as Real Estate Held for Disposition.

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

Preferred Stock

       Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of September 30, 2017, and December 31, 2016, respectively, the Company has issued 1,000 shares of convertible preferred stock to the Advisor at a price of $10.00 per share.

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

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three months ended September 30, 2017 and 2016, respectively, the Company granted 1,500 and 1,500 shares of restricted common stock to independent directors as compensation for services and recognized $19,000 and $19,000 as stock-based compensation expense.  For the nine months ended September 30, 2017 and 2016, respectively, the Company granted 4,500 and 4,500 shares of restricted common stock to independent directors as compensation for services and recognized and $59,000 and $56,000 as stock based compensation expense.  Share based compensation expense is based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

         The following table reflects the total distributions the Company has paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2017
3rd Quarter	$ 0.175	$ 3,168
2nd Quarter	0.175	3,159
1st Quarter	0.175	3,134
Total 2017 year to date	$ 0.525	$ 9,461

2016
4th Quarter	$ 0.175	$ 3,173
3rd Quarter	0.175	3,213
2nd Quarter	0.175	3,042
1st Quarter	0.175	2,478
Total 2016	$ 0.700	$ 11,906

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

The Compensation Committee of the Board of Directors approved an award of 1,000 shares of restricted common stock issued to each of two executives of the Property Manager during the nine months ended September 30, 2016. The Company recognized stock-based compensation expense of $0 and $0 and $0 and $20,000 with respect to these awards based on the offering price of $10 per share for the three and nine months ended September 30, 2017 and 2016, respectively.

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

Merger

On July 21, 2017, the Company and Hartman XIX, entered into an agreement and plan of merger and (ii) the Company, the Operating Partnership, HREIT and HIROP, entered into an agreement and plan of merger. See Note 1.

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

          Forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the fact that we have had a net loss for each annual period since our inception;

●	the risk that the pending Mergers (as defined below in) will not be consummated within the expected time period or at all;

●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreements (as defined below in);

●	the failure to satisfy the conditions to completion of the pending Mergers;

●	risks related to disruption of management’s attention from the ongoing business operations due to the pending Mergers;

●	the effect of the announcement of the pending Mergers on our operating results and business generally;

●	the outcome of any legal proceedings relating to the pending Mergers;

●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

●	legislative or regulatory changes, including changes to laws governing REITS;

●	construction costs that may exceed estimates or construction delays;

●	increases in interest rates;

●	availability of credit or significant disruption in the credit markets;

●	litigation risks;

●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;

●	inability to obtain new tenants upon the expiration of existing leases at our properties;

●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;

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

We intend to invest any remaining net proceeds of our public offerings in commercial real estate properties and other real estate-related investments.  As of September 30, 2017, we owned or held a majority ownership interest in 17 commercial real properties comprising approximately 2,928,000 square feet.

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders.  We are externally managed by Hartman Advisors, LLC, which we refer to as our “advisor,” pursuant to an advisory agreement by and among us and our advisor, which we refer to as the “Advisory Agreement.”  Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate related assets.  Our advisor sources and presents investment opportunities to our board of directors.  Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.  The key personnel of our advisor are involved in the selection, acquisition, financing and disposition of our properties, and raising the capital to purchase properties.  The key personnel of our advisor have extensive experience in selecting and operating commercial real estate and in operating investment entities that acquire commercial real estate.  Our affiliated property manager is Hartman Income REIT Management, Inc. which we refer to as our “property manager,” which is responsible for operating, leasing and maintaining our properties.  Our property manager is the wholly owned subsidiary of Hartman Income REIT, Inc. which we refer to as “HIREIT,” a real estate investment trust that has investment objectives that are similar to those that we employ.

Pending Mergers

On July 21, 2017, we entered into (i) an agreement and plan of merger (the “XIX Merger Agreement”) between us and Short Term Income Properties XIX, Inc., a Texas corporation and a related party (“Hartman XIX”), and (ii) an agreement and plan of merger (the “HIREIT Merger Agreement,” and together with the XIX Merger Agreement, the “Merger Agreements”) by and among us, our operating partnership, Hartman Income REIT, Inc., a Maryland corporation and a related party (“HIREIT”), and Hartman Income REIT Operating Partnership LP, a Delaware limited partnership, the operating partnership of HIREIT (“HIREIT Operating Partnership”).

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

Effective March 31, 2016 we terminated our follow-on offering.  Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, a listing of our shares of common stock on a national securities exchange.  However, our board of directors has not made a decision to pursue any specific liquidity event, and there can be no assurance that we will complete a liquidity event on the terms described above, or at all.

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

Our Real Estate Portfolio

As of September 30, 2017, we owned or held a majority ownership interest in the 17 commercial real estate properties listed below.  Except as noted in the table below (and the footnotes thereto), we own a 100% ownership interest in each of our properties. Figures below in thousands.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Richardson Heights	Dallas	201,433	74%	$ 2,851	$ 19.04	$ 20.56
Cooper Street	Dallas	127,696	100%	$ 1,546	$ 12.10	$ 12.02
Total - Retail		329,129	84%	$ 4,397	$ 15.85	$ 16.63
Office:
Bent Tree Green	Dallas	139,609	85%	$ 1,795	$ 15.18	$ 15.61
Parkway Plaza I&II	Dallas	136,506	72%	$ 1,653	$ 16.89	$ 18.29
Hillcrest	Dallas	203,688	78%	$ 2,245	$ 14.12	$ 14.79
Skymark	Dallas	115,700	82%	$ 1,770	$ 18.57	$ 19.59
Corporate Park Place	Dallas	113,429	66%	$ 1,001	$ 13.31	$ 14.31
Westway One (1)	Dallas	165,982	100%	$ 3,095	$ 18.65	$ 20.67
Three Forest Plaza (2)	Dallas	366,549	79%	$ 5,047	$ 17.36	$ 17.41
Gulf Plaza	Houston	120,651	100%	$ 2,402	$ 19.93	$ 19.87
Timbercreek Atrium	Houston	51,035	97%	$ 858	$ 17.31	$ 17.81
Copperfield	Houston	42,621	90%	$ 698	$ 18.28	$ 18.93
400 N. Belt	Houston	230,872	63%	$ 1,287	$ 8.91	$ 9.32
Ashford Crossing	Houston	158,451	52%	$ 1,432	$ 17.45	$ 18.46
Energy Plaza	San Antonio	180,119	85%	$ 3,249	$ 21.13	$ 21.59
One Technology Ctr	San Antonio	196,348	95%	$ 4,365	$ 23.46	$ 24.32
Total - office		2,221,560	80%	$ 30,897	$ 17.39	$ 18.08
Flex/Industrial
Mitchelldale	Houston	377,752	90%	$ 2,171	$ 6.36	$ 6.52
Total - Flex/Industrial		377,752	90%	$ 2,171	$ 6.36	$ 6.52
Grand Total		2,928,441	82%	$ 37,465	$ 15.64	$ 16.26

(1)

The Westway One property is owned by Hartman Westway One, LLC.  On June 17, 2016, we sold a 45.67% minority interest in Hartman Westway One, LLC to an unrelated investor for $5,500,000.  As of September 30, 2017, we own a 54.33% membership interest in Hartman Westway One, LLC.

(2)

On April 11, 2017, our Operating Partnership entered into a membership interest purchase agreement with Hartman vREIT XXI, Inc. (“vREIT XXI”), a related party, pursuant to which vREIT XXI may acquire up to $10,000,000 of our Operating Partnership’s ownership interest in Hartman Three Forest Plaza LLC.  On April 11, 2017, pursuant to the membership interest purchase agreement, vREIT XXI acquired 160,000 membership units of Hartman Three Forest Plaza LLC, representing an approximately 9% interest in the members’ equity of Hartman Three Forest Plaza LLC, from the Operating Partnership for $1,600,000.  On May 18, 2017, vREIT XXI acquired an additional 130,000 membership units of Hartman Three Forest Plaza LLC, representing an additional approximately 7% interest in the members’ equity of Hartman Three Forest Plaza LLC, from the Operating Partnership for $1,300,000. On June 8, 2017, vREIT XXI acquired an additional 195,000 membership units of Hartman Three Forest Plaza LLC, representing an additional approximately 11% interest in the members’ equity of Hartman Three Forest Plaza LLC, from the Operating Partnership for $1,950,000.  On May 18, 2017, vREIT XXI acquired an additional 60,000 membership units of Hartman Three Forest Plaza LLC, representing an additional approximately 3% interest in the members’ equity of Hartman Three Forest Plaza LLC, from the Operating Partnership for $600,000. As of July 19, 2017, vREIT XXI acquired an approximately 6% equity interest in Three Forest Plaza LLC for $1,000,000. As of September 30, 2017, the vREIT XXI has acquired an approximately 37.6% equity interest in Three Forest Plaza LLC for $6,700,000.  On October 19, 2017, vREIT XXI acquired an additional 11.2% equity interest for $2,000,000 bringing its total equity interest to approximately 48.8%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on April 11, 2017, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three and nine months ended September 30, 2017.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF CONTINUING OPERATIONS

Comparison of the three months ended September 30, 2017 versus September 30, 2016.

       As of September 30, 2017, we owned or held a majority ownership interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all located in Texas.  As of September 30, 2017, we owned nine properties located in Richardson, Arlington and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of September 30, 2016, we owned or held a majority interest in 16 commercial properties comprising approximately 2,562,000 square feet plus three pad sites, all located in Texas.  As of September 30, 2016, we owned eight properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the three months ended September 30, 2017 and September 30, 2016.  For purposes of the following discussion, Same Store properties refer to Richardson Heights, Cooper Street, Bent Tree Green, Parkway, Gulf Plaza, Mitchelldale, Energy Plaza, Timbercreek, Copperfield, Commerce Plaza Hillcrest, 400 North Belt, Ashford Crossing, Corporate Park Place, Skymark Tower and One Technology Center.  New store (“New Store”) properties refer to Westway One and Three Forest Plaza.

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

(in thousands)	Three months ended September 30,
	2017	2016	Change
Same Store:
Revenue	$ 9,374	$ 9,932	$ (558)
Property operating expenses	3,676	3,688	(12)
Real estate taxes and insurance	1,129	1,263	(134)
Asset management fees	372	372	-
General and administrative	629	539	90
Same Store NOI	$ 3,568	$ 4,070	$ (502)

New Store:
Revenue	$ 1,555	$ -	$ 1,555
Property operating expenses	459	-	459
Real estate taxes and insurance	237	-	237
Asset management fees	68	-	68
General and administrative	18	-	18
New Store NOI	773	-	773
Property NOI	$ 4,341	$ 4,070	$ 271

Reconciliation of Net loss to Property NOI

Net loss	$ (2,319)	$ (2,408)	$ 89
Asset acquisition fees	-	-	-
Organization and offering costs	-	-	-
Depreciation and amortization	5,542	5,808	(266)
Interest expense	1,453	961	492
Interest and dividend income	(335)	(291)	(44)
Discontinued operations	-	-	-
Property NOI	$ 4,341	$ 4,070	$ 271

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended September 30, 2017 and 2016 we had total rental revenues and tenant reimbursements of $10,929,000 and $9,932,000, respectively. The $997,000 increase in total rental revenues and tenant reimbursements was primarily due to the fact that we owned 17 properties as of September 30, 2017, as compared to the 16 properties we owned as of September 30, 2016. Three Forest property was owned for three months of the three-month period ended September 30, 2017 (Three Forest was acquired December 22, 2016).  Same Store property revenues decreased by $558,000, or approximately 5.9%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to reduced occupancy at the Bent Tree, 400 North Belt and Ashford Crossing properties.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses.  For the three months ended September 30, 2017 and September 30, 2016 we had operating expenses of $6,588,000 and $5,862,000, respectively.  Same Store operating expenses decreased by $56,000 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

 Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees incurred to our advisor were $440,000 and $372,000 for the three months ended September 30, 2017 and September 30, 2016, respectively.  Acquisition costs related to the acquisition of our properties were $0 and $0 for the three months ended September 30, 2017 and September 30, 2016, respectively. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For three months ended September 30, 2017 and September 30, 2016 we were charged by our Property Manager $1,418,000 and $1,810,000, respectively, for property management fees and expense reimbursements including $368,000 and $823,000, respectively, for leasing commissions and $47,000 and $115,000, respectively, for construction management fees due to the Property Manager. The increase in property management fees we were charged by our Property Manager from three months ended September 30, 2016 to three months ended September 30, 2017 was primarily due to the increase in revenues attributable to the Three Forest property.

Real estate taxes and insurance – Real estate taxes and insurance were $1,366,000 and $1,263,000 for the three months ended September 30, 2017 and 2016, respectively. The increase in real estate taxes and insurance from the three months ended September 30, 2016 versus the three months ended September 30, 2017 was primarily due to the fact that we owned 17 properties as of September 30, 2017, as compared to the 16 properties we owned as of September 30, 2016 which was offset by recovery of insurance proceeds and reduced insurance expense.

Depreciation and amortization – Depreciation and amortization were $5,542,000 and $5,808,000 for the three months ended September 30, 2017 and 2016, respectively.  Depreciation and amortization decreased from the three months ended September 30, 2016 to the three months ended September 30, 2017 primarily due to the decrease in in-place lease value intangible amortization.

General and administrative expenses - General and administrative expenses were $647,000 and $539,000 for the three months ended September 30, 2017 and 2016, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is due to increased leasing commission amortization, legal fee, certain recoverable and non-recoverable property operating expenses.

Organizational and offering costs - We have incurred certain expenses in connection with our organization and the sale of our shares of common stock.  These costs principally relate to professional and filing fees.  As of September 30, 2017, such costs totaled $3,020,000 and have been expensed as incurred since February 5, 2009, the date of our inception.  For the three months ended September 30, 2017 and September 30, 2016, organization and offering costs were $0 and $0, respectively.

Net loss – We incurred net losses of $2,319,000 and $2,408,000 for the three months ended September 30, 2017 and 2016, respectively.  The net loss for the three months ended September 30, 2017 is primarily attributable to depreciation and amortization expense attributable to real estate assets.

Comparison of the nine months ended September 30, 2017 versus September 30, 2016.

       As of September 30, 2017, we owned or held a majority ownership interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all located in Texas.  As of September 30, 2017, we owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of September 30, 2016, we owned 16 commercial properties comprising approximately 2,562,000 square feet plus three pad sites, all located in Texas. As of September 30, 2016, we owned eight properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

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

(in thousands)	Nine months ended September 30,
	2017	2016	Change
Same Store:
Revenue	$ 25,615	$ 27,115	$ (1,500)
Property operating expenses	9,875	9,498	377
Real estate taxes and insurance	2,430	3,478	(1,048)
Asset management fees	998	998	-
General and administrative	1,900	1,727	173
Same Store NOI	$ 10,412	$ 11,414	$ (1,002)

New Store:
Revenue	$ 7,283	$ 1,213	$ 6,070
Property operating expenses	1,247	258	989
Real estate taxes and insurance	1,918	134	1,784
Asset management fees	322	54	268
General and administrative	68	58	10
New Store NOI	3,728	709	3,019
Property NOI	$ 14,140	$ 12,123	$ 2,017

Reconciliation of Net loss to Property NOI

Net loss	$ (6,824)	$ (6,811)	$ (13)
Asset acquisition fees	-	541	(541)
Organization and offering costs	-	(44)	44
Depreciation and amortization	17,640	16,492	1,148
Interest expense	4,317	2,649	1,668
Interest and dividend income	(1,001)	(704)	(297)
Loss from discontinued operations	8	-	8
Property NOI	$ 14,140	$ 12,123	$ 2,017

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For nine months ended September 30, 2017 and 2016 we had total rental revenues and tenant reimbursements of $32,898,000 and $28,328,000, respectively. The $4,570,000 increase in total rental revenues and tenant reimbursements was primarily due to the fact that we owned 17 properties as of September 30, 2017, as compared to the 16 properties we owned as of September 30, 2016.  Same Store property revenues decreased by $1,500,000, or approximately 5.9%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to reduced occupancy at the Bent Tree, 400 North Belt and Ashford Crossing properties.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses.  For the nine months ended September 30, 2017 and September 30, 2016 we had operating expenses of $18,758,000 and $16,205,000, respectively.  Same Store property operating expenses increased $2,553 due to received insurance proceeds that reduced insurance expense, and successful reduction in ad valorem tax controversies regarding taxable property values for the nine months ended September 30, 2017 over the nine months ended September 30, 2016.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees paid to our advisor were $1,320,000 and $1,052,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively.  Acquisition costs related to the acquisition of our properties were $0 and $541,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively. The increase in asset management fees is attributable to the Westway One property acquired June 1, 2016 and the Three Forest property acquired December 22, 2016. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For nine months ended September 30, 2017 and September 30, 2016 we were charged by our Property Manager $5,204,000 and $5,060,000, respectively, for property management fees expense reimbursements and $1,977,000 and $2,311,000, respectively, for leasing commissions. The increase in property management fees we were charged by our Property Manager from nine months ended September 30, 2016 to nine months ended September 30, 2017 was primarily due to the increase in revenues attributable to the Westway One and Three Forest properties.

Real estate taxes and insurance – Real estate taxes and insurance were $4,348,000 and $3,612,000 for the nine months ended September 30, 2017 and 2016, respectively. The net increase in real estate taxes and insurance from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was primarily due to the fact that we owned 17 properties as of September 30, 2017, as compared to the 16 properties we owned as of September 30, 2016. Approximately 82% of the increase is attributable to the New Store properties.

Depreciation and amortization – Depreciation and amortization were $17,640,000 and $16,492,000 for the nine months ended September 30, 2017 and 2016, respectively.  Depreciation and amortization increased from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 primarily due to the fact that we owned 17 properties as of September 30, 2017, as compared to the 16 properties we owned as of September 30, 2016.

General and administrative expenses - General and administrative expenses were $1,968,000 and $1,785,000 for the nine months ended September 30, 2017 and 2016, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is due to increased leasing commission amortization, legal fee, certain recoverable and non-recoverable property operating expenses. We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs - We have incurred certain expenses in connection with our organization and the sale of our shares of common stock.  These costs principally relate to professional and filing fees.  As of September 30, 2017, such costs totaled $3,020,000 and have been expensed as incurred since February 5, 2009, the date of our inception.  For nine months ended September 30, 2017 and September 30, 2016, organization and offering costs (credit) were $0 and ($44,000), respectively.

        Net loss – We incurred net losses of $6,824,000 and $6,811,000 for the nine months ended September 30, 2017 and 2016, respectively.  The net loss for the nine months ended September 30, 2017 is primarily attributable to depreciation and amortization expense attributable to real estate assets.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2017 and 2016 including a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$ (2,319)	$ (2,408)	$ (6,824)	$ (6,811)
Depreciation and amortization	5,542	5,808	17,640	16,492
Funds from operations (FFO)	3,223	3,400	10,816	9,681
Acquisition related expenses	––	––	––	541
Modified funds from operations (MFFO)	$ 3,223	$ 3,400	$ 10,816	$ 10,222

Distributions

        The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through September 30, 2017, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
First Quarter 2011	$21	$20	$41
Second Quarter 2011	45	51	96
Third Quarter 2011	70	70	140
Fourth Quarter 2011	119	101	220
First Quarter 2012	175	150	325
Second Quarter 2012	209	194	403
Third Quarter 2012	236	246	482
Fourth Quarter 2012	271	279	550
First Quarter 2013	316	311	627
Second Quarter 2013	373	388	761
Third Quarter 2013	442	412	854
Fourth Quarter 2013	550	483	1,033
First Quarter 2014	568	535	1,103
Second Quarter 2014	614	577	1,191
Third Quarter 2014	632	605	1,237
Fourth Quarter 2014	665	641	1,306
First Quarter 2015	703	714	1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,020	1,947
Fourth Quarter 2015	1,042	1,108	2,150
First Quarter 2016	1,269	1,209	2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Fourth Quarter 2016 (4)	3,173	-	3,173
First Quarter 2017 (4)	3,139	-	3,139
Second Quarter 2017 (4)	3,154	-	3,154
Third Quarter 2017 (4)	3,168	-	3,168
Total	$ 27,160	$11,769	$38,929

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

(4)

Distributions to non-controlling interests were $208,000 for the year ended December 31, 2016.  Distributions to non-controlling interests were $139,000 for the three months ended September 30, 2017 and $411,000 for the nine months ended September 30, 2017

For nine months ended September 30, 2017, we paid aggregate distributions of $9,461,000 in cash to common stockholders. During the same period, cash provided by operating activities was $3,735,000 and our FFO was $10,816,000. For nine months ended September 30, 2017, 39% of distributions were paid from cash provided by operating activities and 61% by other proceeds including proceeds received from the sale of membership interests in Three Forest Plaza.   For the nine months ended September 30, 2016, we paid aggregate distributions of $8,733,000 including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash used in operating activities was $15,000 and our FFO was $9,681,000. For the nine months ended September 30, 2016, 100% of distributions were paid from cash provided by offering proceeds.

For the period from inception (January 20, 2011 was the date we first paid distributions) to September 30, 2017, we paid aggregate distributions of $38,929,000.  During the period from our inception to September 30, 2017, our cash provided by operating activities was $27,452,000, our net loss was $35,842,000 and our FFO was $31,791,000. Of the $38,929,000 in aggregate distributions paid to our stockholders from inception to September 30, 2017, approximately 71% was paid from net cash provided by operating activities and approximately 29% was funded from offering proceeds.   For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Liquidity and Capital Resources

 As of September 30, 2017, we had issued 18,580,461 shares of our common stock in our initial and follow-on public offerings, including 1,216,200 shares of our common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $181,415,000. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan terminated effective as of July 16, 2016.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of September 30, 2017, our outstanding secured debt is $116,929,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  In addition, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.

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

Cash Flows from Operating Activities

As of September 30, 2017, we had continuing operations from 17 commercial real estate properties versus 16 properties as of September 30, 2016.  During nine months ended September 30, 2017, net cash provided by operating activities was $2,385,000 versus $15,000 net cash used in operating activities for nine months ended September 30, 2016.  The increase in cash flow from operating activities is primarily attributable to the increase in amounts due from affiliates and the number of operating properties we owned.  We expect cash flows from operating activities to increase in future periods as a result of increased occupancy.

Cash Flows from Investing Activities

During nine months ended September 30, 2017, net cash used in investing activities was $2,138,000 versus $37,152,000 for nine months ended September 30, 2016 and consisted primarily of cash provided by disposition of Village Pointe. We had no acquisitions during the nine months ended September 30, 2017, as compared to an $8,959,000 investment in the common stock of an affiliate, Hartman Income REIT, Inc., the repayment of $1,000,000 of a note receivable of $7,231,000 by our TRS and a $5,372,000 investment in additions to real estate during the nine months ended September 30, 2016. We received $0 versus $4,529,000 of restricted cash proceeds for the nine months ended September 30, 2017 and 2016, respectively.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders.  Net cash (used in) and provided by financing activities for nine months ended September 30, 2017 and 2016, respectively, was ($2,660,000) and $36,416,000 and consisted of the following:

•

$0 and $41,618,000, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock of $0 and $2,103,000 respectively;

•

$814,000 and $1,179,000, respectively, of cash used to redeem common stock pursuant to our share redemption plan;

•

$1,311,000 and ($1,620,000), respectively of cash provided by (used in) borrowing under term loan and revolving credit agreements, net repayments,

•

$9,893,000 and $5,745,000, respectively of net cash distributions, after giving effect to distributions reinvested by stockholders of $0 and $2,988,000;

•

$112,000 and $84,000, respectively of insurance premium finance proceeds net of repayments;

•

$6,700,000 and $5,500,000, respectively of investment proceeds received from non-controlling interest investor; and

•

$76,000 and $139,000, respectively of deferred loan costs.

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

As of February 8, 2017, Hartman vREIT XXI, Inc. acquired all our ownership interests in Hartman Village Pointe.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2017, our borrowings were not in excess of 300% of the value of our net assets.

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

As of September 30, 2017, we had notes payable totaling an aggregate principal amount of $116,929,000. For more information on our outstanding indebtedness, see Note 6 (Notes Payable, net) to the consolidated financial statements included in this report.

The following is a summary of our contractual obligations as of September 30, 2017, in thousands:

Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations (1)	$ 116,929	$ 32,271	$ 31,351	$ 11,900	$ 41,407
Interest payments on outstanding debt obligations (2)	34,319	948	7,249	4,685	21,437
Purchase obligations (3)	-	-	-	-	-
Total	$151,248	$33,219	$38,600	$16,585	$62,844

(1)

Amounts include principal payments only.

(2)

Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2017.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of September 30, 2017.

Off-Balance Sheet Arrangements

     As of September 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2017 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

The Mergers will dilute the ownership position of our current stockholders and result in our stockholders (excluding stockholders affiliated with our advisor or sponsor) having an ownership stake in us that is smaller than their current stake in our company. In connection with the Mergers, we will issue up to approximately 19,192,000 shares of our common stock to the holders of shares of Hartman XIX and HIREIT capital stock, based on the exchange ratios set forth in the Merger Agreements and the shares of Hartman XIX and HIREIT capital stock issued and outstanding as of September 30, 2017.  Our current stockholders (excluding stockholders affiliated with our advisor or sponsor) are expected to hold in the aggregate approximately 49% of the issued and outstanding shares of our common stock following the Mergers, based on the assumptions in the foregoing sentence and the 18,117,000 shares of our common stock issued and outstanding as of September 30, 2017. In addition, approximately 979,000 units of limited partnership interest in our operating partnership are issuable in connection with the Partnership Merger. Consequently, our stockholders (excluding stockholders affiliated with our advisor or sponsor), as a general matter, will have less influence over the management and policies of us after the Mergers than they exercised over the management and policies of us immediately prior to the Mergers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended September 30, 2017.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
July, 2017	-	-	-	(3)
August, 2017	31,176	31,176	$9.82	$306,507
September, 2017	-	-	-	(3)
Total	31,176	31,176	$9.82	$306,507

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

Effective March 31, 2016, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan terminated effective as of July 16, 2016.  As of September 30, 2017, we had accepted subscriptions for, and issued, 18,580,461 shares of our common stock in our initial public offering and our follow-on offering, including 1,216,240 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $181,415,000.

As of September 30, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering in the amounts set forth in the tables below (all figures in thousands). D.H. Hill Securities, LLLP, the dealer manager for our public offerings, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

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

As of September 30, 2017, the net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $153,572,000, excluding $11,554,000 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan.

As of September 30, 2017, we had used $128,264,000 of the net proceeds from our public offerings, plus debt financing, to purchase our 17 investments in commercial properties.  As of September 30, 2017, we had paid $6,013,000 of acquisition fees to our advisor.

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
10.1

Agreement and Plan of Merger among Hartman Short Term Income Properties XX, Inc., Hartman XX Limited Partnership, Hartman Income REIT, Inc. and Hartman Income REIT Operating Partnership, L.P. dated July 21, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2017)

10.2

Agreement and Plan of Merger among Hartman Short Term Income Properties XX, Inc., and Hartman Short Term Income Properties XIX, Inc. dated July 21, 2017 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 24, 2017)

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

Date: November 13, 2017

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: November 13, 2017

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)