Form 10-Q/A
period 2017-11-30
Hartman Short Term Income Properties XX, Inc.
filed 2017-12-01
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Form 10-Q for the quarterly period ended September 30, 2017 of Hartman Short Term Income Properties XX, Inc. (the “Company”), initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2017 (the “Form 10-Q”).

The Company is filing this Amendment to republish the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2017.  No items in the Form 10-Q are amended hereby other than (i) the inclusion of additional disclosure to Note 6 -  Notes Payable in the notes to the Company’s consolidated financial statements, and (ii) minor revisions to the notes to the consolidated financial statements and management’s discussion and analysis, which are in management’s opinion not material.

The information included in this Amendment has not been updated to reflect other events occurring after the filing of the Form 10-Q or to modify or update those disclosures affected by subsequent events.  Pursuant to the rules of the SEC, this Amendment includes as exhibits currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act or 2002.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$ (6,824)	$ (6,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	59	76
Depreciation and amortization	17,640	16,492
Deferred loan and lease commission costs amortization	1,262	805
Bad debt provision, net of charge offs	270	508
Loss on real estate held for disposition	27	-
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(2,236)	(1,855)
Deferred leasing commissions	(1,977)	(2,311)
Prepaid expenses and other assets	(607)	(745)
Accounts payable and accrued expenses	(2,067)	(1,830)
Due to/from related parties	(3,199)	(4,522)
Tenants' security deposits	37	178
Net cash provided by (used in) operating activities	2,385	(15)
Cash flows from investing activities:
Acquisition deposits	20	-
Restricted cash	-	4,529
Proceeds received - disposition of joint venture real estate held for disposition	2,214	-
Note receivable repayment (investment)	1,000	(7,231)
Investment in affiliate	-	(8,959)
Additions to real estate	(5,372)	(25,491)
Net cash used in investing activities	(2,138)	(37,152)
Cash flows from financing activities:
Distributions to common stockholders and non-controlling interest	(9,893)	(5,745)
Payment of selling commissions	-	(2,103)
Borrowings under insurance premium finance note	561	421
Repayment under insurance premium finance note	(449)	(337)
Noncontrolling interests capital	6,700	5,500
Payments of deferred loan costs	(76)	(139)
Proceeds under term loan notes	-	10,819
Repayments under term loan notes	(939)	(893)
Borrowings under revolving credit facility	3,750	29,400
Repayments under revolving credit facility	(1,500)	(40,946)
Proceeds from issuance of common stock	-	41,618
Redemptions of common stock	(814)	(1,179)
Net cash (used in) provided by financing activities	(2,660)	36,416
Net change in cash and cash equivalents	(2,413)	(751)
Cash and cash equivalents at the beginning of period	3,254	1,380
Cash and cash equivalents at the end of period	$ 841	$ 629

Supplemental cash flow information:
Cash paid for interest	$ 3,896	$ 2,477

Supplemental disclosures of non-cash investing and financing activities:
Increase in distribution payable	$ -	$ (406)
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$ -	$ 2,988

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

Noncontrolling Interests

Noncontrolling interests is the portion of equity in a subsidiary not attributable to a parent.  The ownership interests not held by the parent are considered noncontrolling interests.  Accordingly, the Company has reported noncontrolling interests in equity on the consolidated balance sheets but separate from the Company's equity.  On the consolidated statements of operations, subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests.  The consolidated statement of stockholders’  equity is included for quarterly financial statements, including beginning balances, activity for the period and ending balances for stockholders' equity, noncontrolling interests and total equity.

Stock-Based Compensation

The Company follows ASC 718, “Compensation-Stock Compensation” (ASC 718) with regard to issuance of stock in payment of services.  ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  The compensation cost is measured based on the fair value of the equity or liability instruments issued. Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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

In October 2016, the FASB issued ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. We have adopted this guidance for all periods presented.  Adoption of this guidance had no material effect on our consolidated financial position or our consolidated results of operations.

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

Note 3 — Real Estate

   The Company’s real estate assets consisted of the following, in thousands:

	September 30, 2017	December 31, 2016
Land	$ 62,320	$ 62,320
Buildings and improvements	132,578	127,206
In-place lease value intangible	63,573	63,573
	258,471	253,099
Less accumulated depreciation and amortization	(67,512) 967,512)	(49,872)
Total real estate assets	$ 190,959	$ 203,227

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	September 30, 2017	December 31, 2016
In-place lease value intangible	$ 63,573	$ 63,573
In-place leases – accumulated amortization	(46,431)	(34,635)
Acquired lease intangible assets, net	$ 17,142	$ 28,938

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	September 30, 2017	December 31, 2016
Tenant receivables	$ 3,609	$ 2,889
Accrued rent	5,099	3,583
Allowance for uncollectible accounts	(1,476)	(1,206)
Accrued rents and accounts receivable, net	$ 7,232	$ 5,266

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

The Company is a party to a $15.525 million revolving credit agreement (the “EWB Credit Facility”) with East West Bank.  The borrowing base of the EWB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The EWB Credit Facility is secured by the Commerce Plaza Hillcrest, Corporate Park Place and 400 North Belt properties.  The EWB Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.75% and 4.25% per annum as of September 30, 2017 and as of December 31, 2016, respectively.  All loans under the EWB Credit Facility mature on November 22, 2018.

On October 8, 2015, the Company entered into a second revolving credit agreement with East West Bank (the “EWB II Credit Facility”).  The borrowing base of the EWB II Credit Facility is $9.9 million and may be adjusted from time to time subject to the lender’s underwriting with respect to the real property collateral.    The EWB II Credit Facility is secured by the Ashford Crossing and Skymark Tower properties.  The EWB II Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.75% and 4.25% per annum as of September 30, 2017 and as of December 31, 2016, respectively.  The Company and East West Bank have agreed to a one-year extension and modification of the EWB Credit Facility and the EWB II Credit Facility.  As modified the EWB Credit Facility and the EWB II Credit Facility will mature on November 22, 2018.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	September 30, 2017	December 31, 2016
Deferred loan costs	$ 2,236	$ 2,160
Less: deferred loan cost accumulated amortization	(1,053)	(693)
Total cost, net of accumulated amortization	$ 1,183	$ 1,467

      The following is a summary of the Company’s notes payable as of September 30, 2017, in thousands:

Property/Facility	Payment (1)	Maturity Date	Rate	September 30, 2017	December 31, 2016
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$ 18,877	$ 19,200
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,850	7,984
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,850	7,984
Mitchelldale (2)	P&I	July 1, 2041	4.61%	11,892	12,096
Energy Plaza I & II	P&I	June 10, 2021	5.30%	9,863	10,007
Westway One	IO	June 1, 2019	3.73%	10,819	10,819
Three Forest Plaza	IO	December 31, 2019	4.03%	17,828	17,828
TCB Credit Facility	IO	May 9, 2018	5.25%	10,050	7,800
EWB Credit Facility	IO	November 22, 2018	4.75%	12,000	12,000
EWB II Credit Facility	IO	November 22, 2018	4.75%	9,900	9,900
				$ 116,929	$ 115,618
Less unamortized deferred loan costs				(1,183)	(1,467)
				$ 115,746	$ 114,151

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

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one-year after the date that these consolidated financial statements are issued or available to be issued.  The TCB Credit Facility, the EWB Credit Facility and the EWB II Credit Facility have maturity dates, each of which is less than twelve months from November 13, 2017, the date these consolidated financial statements were available to be issued.  Management has considered whether the conditions of the credit facility maturity dates raise substantial doubt that the Company’s ability to continue as a going concern and meet these debt obligations when they become due.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management has a plan to refinance the TCB Credit Facility, the EWB Credit Facility and the EWB II Credit Facility, either as a comprehensive plan to refinance the credit facilities of the Company in connection with or following the proposed merger of the Company and its Hartman affiliates or on a standalone basis without regard to the approval and completion of the proposed mergers.  Inasmuch as management’s plan has not been fully implemented, the guidance provided by ASU 2014-15 requires that management must conclude that the fact of the loan maturity dates within one-year of the issuance date of these consolidated financial statements raises the issue of substantial doubt.  Management believes that management’s plan to renew, extend or refinance the credit facilities is probable based upon its history of successfully financing and refinancing the Company’s debt and will mitigate the maturity date issue within one year of the issuance date of these consolidated financial statements.

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

       As of September 30, 2017, and December 31, 2016, respectively, the Company had a net balance due (from) to the Property Manager of $(2,133,000) and due to $518,000.

The Company had a balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $5,487,000 and $4,474,000 as of September 30, 2017 and December 31, 2016, respectively.  The balance due from Hartman XIX includes a loan from the Company to Hartman XIX in the original amount of $4,200,000, which is not evidenced by a promissory note.  Interest has been accrued on the loan amount at an annual rate of 6%. The amount was advanced to Hartman XIX in connection with the affiliate stock purchase described below in this note.  The $1,287,000 and $274,000 balance due from Hartman XIX as of September 30, 2017 and December 31, 2016, respectively, is included in Due from related parties, and the principal balance of the affiliate loan of $4,200,000 and is included in Notes receivable – related party, in the accompanying consolidated balance sheets.  The Company recognized interest income on the affiliate note in the amount of $64,000 and $64,000 for the three months ended September 30, 2017 and 2016 and $188,000 and $170,000 for the nine months ended September 30, 2017 and 2016, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

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

On May 17, 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager.  Pursuant to the terms of the promissory note, TRS will receive a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance.  The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST.  The maturity date of the promissory note is May 17, 2019.  For the three months ended September 30, 2017 and 2016, respectively, interest and dividend income in the accompanying consolidated statements of operations includes $129,000 and $121,000 of interest income. For the nine months ended September 30, 2017 and 2016, respectively, interest and dividend income in the accompanying consolidated statements of operations includes $494,000 and $357,000 of interest income.  As of September 30, 2017 and December 31, 2016, respectively, the balance due from TRS by Retail II Holdings is $44,000 and $144,000, respectively.

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

As of September 30, 2017 and 2016, respectively, the Company had a net balance due to Hartman vREIT XXI of $260,000 and $0, related to the acquisition of joint venture interests from the Company.

Note 10 – Real Estate Held for Disposition

Pursuant to the terms of a membership unit purchase agreement between the Operating Partnership and Hartman vREIT XXI, Hartman vREIT XXI had the option to acquire from time to time up to all of the membership interest of the Operating Partnership in Hartman Village Pointe at a price equal to the Operating Partnership’s investment cost.

As of February 8, 2017, the Operating Partnership sold all its interest in the joint venture for $3,675,000, of which $0 and $2,214,000 was received during the three and nine months ended September 30, 2017, respectively.  The Company’s investment in the Village Pointe property joint venture is presented as real estate held for disposition in the accompanying consolidated balance sheets at December 31, 2016.  The Company’s share of operations for the three and nine months ended September 30, 2017 is presented as loss from discontinued operations in the accompanying consolidated statements of operations.

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

Distributions

         The following table reflects the total distributions the Company has paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2017
3rd Quarter	$ 0.175	$ 3,189
2nd Quarter	0.175	3,159
1st Quarter	0.175	3,134
Total 2017 year to date	$ 0.525	$ 9,482

2016
4th Quarter	$ 0.175	$ 3,173
3rd Quarter	0.175	3,213
2nd Quarter	0.175	3,042
1st Quarter	0.175	2,478
Total 2016	$ 0.700	$ 11,906

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

We believe that, subject to the successful implementations of managements’ plan to replace or refinance indebtedness due within twelve months of the issuance of these consolidated financial statements, we have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs. However, our operations are subject to a variety of risks, including, but not limited to, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates and declining real estate valuations. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

(2)

On April 11, 2017, our Operating Partnership entered into a membership interest purchase agreement with Hartman vREIT XXI, Inc. (“vREIT XXI”), a related party, pursuant to which vREIT XXI may acquire up to $10,000,000 of our Operating Partnership’s ownership interest in Hartman Three Forest Plaza LLC.  On April 11, 2017, pursuant to the membership interest purchase agreement, vREIT XXI acquired 160,000 membership units of Hartman Three Forest Plaza LLC, representing an approximately 9% interest in the members’ equity of Hartman Three Forest Plaza LLC, from the Operating Partnership for $1,600,000.  On May 18, 2017, vREIT XXI acquired an additional 130,000 membership units of Hartman Three Forest Plaza LLC, representing an additional approximately 7% interest in the members’ equity of Hartman Three Forest Plaza LLC, from the Operating Partnership for $1,300,000. On June 8, 2017, vREIT XXI acquired an additional 195,000 membership units of Hartman Three Forest Plaza LLC, representing an additional approximately 11% interest in the members’ equity of Hartman Three Forest Plaza LLC, from the Operating Partnership for $1,950,000.  On June 22, 2017, vREIT XXI acquired an additional 60,000 membership units of Hartman Three

Forest Plaza LLC, representing an additional approximately 3% interest in the members’ equity of Hartman Three Forest Plaza LLC, from the Operating Partnership for $600,000. On July 19, 2017, vREIT XXI acquired an approximately 6% equity interest in Three Forest Plaza LLC for $1,000,000.  On August 18, 2017, vREIT XXI acquired an approximately 1% equity interest in Three Forest Plaza LLC for $250,000.  As of September 30, 2017, the vREIT XXI had acquired an approximately 37.6% equity interest in Three Forest Plaza LLC for $6,700,000.  On October 19, 2017, vREIT XXI acquired an additional 11.2% equity interest for $2,000,000 bringing its total equity interest to approximately 48.8%.

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

(in thousands)	Three months ended September 30,
	2017	2016	Change
Same Store:
Revenue	$ 9,374	$ 9,932	$ (558)
Property operating expenses	3,676	3,688	(12)
Real estate taxes and insurance	1,129	1,263	(134)
Asset management fees	372	372	-
General and administrative	629	539	90
Same Store NOI	$ 3,568	$ 4,070	$ (502)

New Store:
Revenue	$ 1,555	$ -	$ 1,555
Property operating expenses	250	-	250
Real estate taxes and insurance	446	-	446
Asset management fees	68	-	68
General and administrative	18	-	18
New Store NOI	773	-	773
Property NOI	$ 4,341	$ 4,070	$ 271

Reconciliation of Net loss to Property NOI

Net loss	$ (2,319)	$ (2,408)	$ 89
Asset acquisition fees	-	-	-
Organization and offering costs	-	-	-
Depreciation and amortization	5,542	5,808	(266)
Interest expense	1,453	961	492
Interest and dividend income	(335)	(291)	(44)
Discontinued operations	-	-	-
Property NOI	$ 4,341	$ 4,070	$ 271

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended September 30, 2017 and 2016 we had total rental revenues and tenant reimbursements of $10,929,000 and $9,932,000, respectively. The $997,000 increase in total rental revenues and tenant reimbursements was primarily due to the fact that we owned 17 properties as of September 30, 2017, as compared to the 16 properties we owned as of September 30, 2016. Three Forest property was owned for three months of the three-month period ended September 30, 2017 (Three Forest was acquired December 22, 2016).  Same Store property revenues decreased by $558,000, or approximately 5.6%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to reduced occupancy at the Bent Tree, 400 North Belt and Ashford Crossing properties.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses.  For the three months ended September 30, 2017 and September 30, 2016 we had operating expenses of $6,588,000 and $5,862,000, respectively.  Same Store operating expenses decreased by $56,000 for the three months ended September 30, 2017 as compared to the three months ended September 30,

2016.  The $726,000 increase in operating expenses was primarily due to the fact that we owned 17 properties as of September 30, 2017, as compared to the 16 properties we owned as of September 30, 2016.

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

Real estate taxes and insurance – Real estate taxes and insurance were $1,575,000 and $1,263,000 for the three months ended September 30, 2017 and 2016, respectively. The increase in real estate taxes and insurance from the three months ended September 30, 2016 versus the three months ended September 30, 2017 was primarily due to the fact that we owned 17 properties as of September 30, 2017, as compared to the 16 properties we owned as of September 30, 2016 which was offset by recovery of insurance proceeds and reduced insurance expense.

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

(in thousands)	Nine months ended September 30,
	2017	2016	Change
Same Store:
Revenue	$ 25,615	$ 27,115	$ (1,500)
Property operating expenses	9,875	9,498	377
Real estate taxes and insurance	2,430	3,478	(1,048)
Asset management fees	998	998	-
General and administrative	1,900	1,727	173
Same Store NOI	$ 10,412	$ 11,414	$ (1,002)

New Store:
Revenue	$ 7,283	$ 1,213	$ 6,070
Property operating expenses	1,038	258	780
Real estate taxes and insurance	2,127	134	1,993
Asset management fees	322	54	268
General and administrative	68	58	10
New Store NOI	3,728	709	3,019
Property NOI	$ 14,140	$ 12,123	$ 2,017

Reconciliation of Net loss to Property NOI

Net loss	$ (6,824)	$ (6,811)	$ (13)
Asset acquisition fees	-	541	(541)
Organization and offering costs	-	(44)	44
Depreciation and amortization	17,640	16,492	1,148
Interest expense	4,317	2,649	1,668
Interest and dividend income	(1,001)	(704)	(297)
Loss from discontinued operations	8	-	8
Property NOI	$ 14,140	$ 12,123	$ 2,017

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For nine months ended September 30, 2017 and 2016 we had total rental revenues and tenant reimbursements of $32,898,000 and $28,328,000, respectively. The $4,570,000 increase in total rental revenues and tenant reimbursements was primarily due to the fact that we owned 17 properties as of September 30, 2017, as compared to the 16 properties we owned as of September 30, 2016.  Same Store property revenues decreased by $1,500,000, or approximately 5.5%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to reduced occupancy at the Bent Tree, 400 North Belt and Ashford Crossing properties.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses.  For the nine months ended September 30, 2017 and September 30, 2016 we had operating expenses of $18,758,000 and $16,205,000, respectively.  Same Store property operating expenses decreased $498,000 due to successful reduction in ad valorem tax controversies regarding taxable property values for the nine months ended September 30, 2017 over the nine months ended September 30, 2016.  The decrease in Same Store operating expenses was substantially offset by the increase in New Store property tax and insurance expense.  New Stores were owned for nine months in 2017 versus one month in 2016.

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

Real estate taxes and insurance – Real estate taxes and insurance were $4,557,000 and $3,612,000 for the nine months ended September 30, 2017 and 2016, respectively. The net increase in real estate taxes and insurance from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 was primarily due to the fact that we owned 17 properties as of September 30, 2017, as compared to the 16 properties we owned as of September 30, 2016. Approximately 82% of the increase is attributable to the New Store properties.

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

Distributions

        The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through September 30, 2017, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
First Quarter 2011	$21	$20	$41
Second Quarter 2011	45	51	96
Third Quarter 2011	70	70	140
Fourth Quarter 2011	119	101	220
First Quarter 2012	175	150	325
Second Quarter 2012	209	194	403
Third Quarter 2012	236	246	482
Fourth Quarter 2012	271	279	550
First Quarter 2013	316	311	627
Second Quarter 2013	373	388	761
Third Quarter 2013	442	412	854
Fourth Quarter 2013	550	483	1,033
First Quarter 2014	568	535	1,103
Second Quarter 2014	614	577	1,191
Third Quarter 2014	632	605	1,237
Fourth Quarter 2014	665	641	1,306
First Quarter 2015	703	714	1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,020	1,947
Fourth Quarter 2015	1,042	1,108	2,150
First Quarter 2016	1,269	1,209	2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Fourth Quarter 2016 (4)	3,173	-	3,173
First Quarter 2017 (4)	3,134	-	3,134

Second Quarter 2017 (4)	3,159	-	3,159
Third Quarter 2017 (4)	3,189	-	3,189
Total	$ 27,181	$11,769	$38,950

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

(4)

Distributions to non-controlling interests were $208,000 for the year ended December 31, 2016.  Distributions to non-controlling interests were $139,000 for the three months ended September 30, 2017 and $411,000 for the nine months ended September 30, 2017

For nine months ended September 30, 2017, we paid aggregate distributions of $9,482,000 in cash to common stockholders. During the same period, cash provided by operating activities was $2,385,000 and our FFO was $10,816,000. For nine months ended September 30, 2017, 25% of distributions were paid from cash provided by operating activities and 75% by other proceeds including proceeds received from the sale of membership interests in Three Forest Plaza.   For the nine months ended September 30, 2016, we paid aggregate distributions of $8,733,000 including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash used in operating activities was $15,000 and our FFO was $9,681,000. For the nine months ended September 30, 2016, 100% of distributions were paid from cash provided by offering proceeds.

For the period from inception (January 20, 2011 was the date we first paid distributions) to September 30, 2017, we paid aggregate distributions of $38,950,000.  During the period from our inception to September 30, 2017, our cash provided by operating activities was $25,059,000, our net loss was $35,842,000 and our FFO was $31,793,000. Of the $38,950,000 in aggregate distributions paid to our stockholders from inception to September 30, 2017, approximately 64% was paid from net cash provided by operating activities and approximately 36% was funded from offering proceeds.   For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

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

Cash Flows from Investing Activities

During nine months ended September 30, 2017, net cash used in investing activities was $2,138,000 versus $37,152,000 for nine months ended September 30, 2016 and consisted primarily of cash provided by disposition of Village Pointe. We had no acquisitions during the nine months ended September 30, 2017, as compared to an $8,959,000 investment in the common stock of an affiliate, Hartman Income REIT, Inc., the repayment of $1,000,000 versus an investment in a note receivable of $7,231,000 by our TRS and a $5,372,000 investment in additions to real estate during the nine months ended September 30, 2017 versus $25,491,000 for the nine months ended September 30, 2016. We received $0 versus $4,529,000 of restricted cash proceeds for the nine months ended September 30, 2017 and 2016, respectively.

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

The following is a summary of our contractual obligations as of September 30, 2017, in thousands:

Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations (1)	$ 116,929	$ 321	$ 63,301	$ 11,900	$ 41,407
Interest payments on outstanding debt obligations (2)	34,319	948	7,249	4,685	21,437
Purchase obligations (3)	-	-	-	-	-
Total	$151,248	$1,269	$70,550	$16,585	$62,844

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

Date: November 30, 2017

              By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: November 30, 2017

              By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)