Form 10-K
Hartman Short Term Income Properties XX, Inc.
filed 2018-04-02
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

------------------------------------

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to ___ Commission File Number 000-53912

-----------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging growth company ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

    There is no established market for the registrant's shares of common stock.  There were 18,094,532 shares of common stock held by non-affiliates as of June 30, 2017; the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 19, 2018, there were 18,009,520 shares of the registrant’s common shares issued and outstanding.

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

          Forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the fact that we have had a net loss for each annual period since our inception;
●	the risk that the pending Mergers (as defined below) will not be consummated within the expected time period or at all;
●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreements (as defined below);

●	the outcome of any legal proceedings relating to the pending Mergers;
●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

●	legislative or regulatory changes, including changes to laws governing REITS;

●	construction costs that may exceed estimates or construction delays;

●	increases in interest rates;

●	availability of credit or significant disruption in the credit markets;

●	litigation risks;

●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;

●	inability to obtain new tenants upon the expiration of existing leases at our properties;

●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;

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

As of December 31, 2017, our portfolio consists of 17 commercial properties comprising approximately 2.9 million square feet.  For more information on our real estate portfolio, see “Investment Portfolio” below.

On February 9, 2010, we commenced our initial public offering of up to $250,000,000 in shares of our common stock to the public at a price of $10 per share and up to $23,750,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  On April 25, 2013, we terminated our initial public offering.

On July 16, 2013, we commenced our follow-on public offering, or our “follow-on offering,” of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. As of December 31, 2016, we had accepted subscriptions for, and issued an aggregate of 18,574,461 shares of our common stock in our initial public offering and follow-on offering, including 1,216,240 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds to us of $181,336,480.

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

2018 Key Objectives

We intend to grow in a conservative manner consistent with our fundamental strategy of owning and operating value add properties in Texas.  As we move into 2018, our business strategy for the upcoming year includes the following three objectives: (1) increase occupancy in the Houston, Dallas and San Antonio markets and extend our portfolio’s weighted average in-place lease term to drive cash flow growth; (2) subject to receiving the requisite shareholder approvals and the satisfaction of all other closing conditions, complete the Mergers (as defined below); and (3) reduce leverage and extend our weighted average debt maturity.  There can be no assurance regarding our achievement of any of our objectives.

Increase occupancy in Houston, Dallas and San Antonio markets and extend the portfolio’s weighted average in-place lease term

The occupancy of our properties as of December 31, 2017 was 81.3%.  We intend to increase occupancy at our properties by the end of 2018 to 83.7% with an average occupancy of 82.3%.  We expect to accomplish occupancy increase with a combination of aggressive lease incentive offerings for prospective new tenants and enhanced customer service initiatives to improve tenant retention.  We intend to increase weighted average in-place lease term remaining from approximately 34 months as of December 31, 2017 to 48 months by the end of 2018.  We also intend to increase net operating income for same store properties by 10%.

Complete mergers with Hartman Income REIT and Hartman Short Term Income Properties XIX

Subject to our receipt of the requisite approvals of our shareholders and the shareholders of Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc. and the satisfaction of all other closing conditions set forth in the Merger Agreements (as defined below), we intend to complete the Mergers and integrate the portfolios of Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc. with our existing portfolio.

Reduce leverage and extend weighted average debt maturity date

We will manage our balance sheet with a goal of reducing our leverage over the intermediate term.  We intend to strategically refinance certain long-term debt together with an expanded revolving credit facility capable anticipate further reducing our leverage through mark-to-market of in-place leases, delivery of our development properties, and occupancy gains. Additionally, we amended our credit facility in early 2018 to extend the maturity dates and added key new members to our lending group.

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

Each Merger Agreement contains customary covenants, including “no-shop” covenants prohibiting HIREIT and Hartman XIX and their respective subsidiaries and representatives from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions.

The Merger Agreements may be terminated under certain circumstances, including but not limited to (i) by the mutual written consent of all the parties to a Merger Agreement, (ii) by either us or HIREIT or Hartman XIX, as applicable, if a final and non-appealable order is entered prohibiting or disapproving the applicable Mergers, (iii) by either us or HIREIT or Hartman XIX, as applicable, if the required approval of the applicable Mergers by our stockholders or HIREIT or Hartman XIX, as applicable (the “Stockholder Approvals”), have not been obtained, (iv) by either us or HIREIT or Hartman XIX, as applicable, upon a material uncured breach by the other party that would cause the closing conditions in the applicable Merger Agreement not to be satisfied, or (v) by either us or HIREIT or Hartman XIX, as applicable,  if the applicable Mergers have not been completed on or before September 30, 2018. No termination fees or penalties are payable by any party to any Merger Agreement in the event of the termination of any Merger Agreement.

The Merger Agreements contain certain representations and warranties made by the parties thereto. The representations and warranties of the parties were made solely for purposes of the contract among the parties and are subject to certain important qualifications and limitations set forth in confidential disclosure letters delivered by the parties to the Mergers to the other parties to the Mergers.  Moreover, certain of the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, and the representations and warranties are primarily intended to establish circumstances in which either of the parties may not be obligated to consummate the Mergers, rather than establishing matters as facts.

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

Effective March 31, 2016, we terminated our follow-on offering. Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, merging our company with its affiliates followed by a listing of our shares of common stock on a national securities exchange.  However, our board of directors has not decided to pursue any specific liquidity event at any specific date, and there can be no assurance that we will complete any liquidity event on the terms described above, or at all.

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

Investment Portfolio

As of December 31, 2017, we owned or held a majority interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all located in Texas. We own nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of December 31, 2016, we owned or held a majority interest in 18 commercial properties comprising approximately 2,983,000 square feet plus three pad sites, all located in Texas.  For additional information regarding our property portfolio, see Part I, Item 2, “Properties” of this Annual Report.

Competition

The United States commercial real estate market is highly competitive. All our properties are located in areas that include competing properties. We face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds, real estate companies and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the geographic location of investments or the creditworthiness of tenants. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell real estate assets. The amount of competition in a particular market could also impact our ability to lease space and impact the amount of rent we are able to charge.

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

Tax Status

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and have operated as such beginning with the taxable year ended December 31, 2011.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income (which is computed without regard to the dividends paid deduction and excluding net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to stockholders.  As a REIT, we generally will not be subject to federal income tax so long as we maintain our REIT status. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elected to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

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

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, we file annual reports, quarterly reports and other information with the SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.hartmanreits.com/sec-filings/. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this annual report. The SEC also maintains a website, http://www.sec.gov, were our filings with the SEC are available free of charge. We will provide without charge a copy of this Annual Report, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

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

Risks Related to Our Business and Operations

We have experienced annual net losses from inception through December 31, 2017 and may experience similar losses in the future.

From inception through December 31, 2017, we incurred a net loss of $38,115,000.  We cannot assure that we will be profitable in the future or that we will realize growth in the value of our assets.

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

As of December 31, 2017, we owned or held a majority interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all of which are located in the State of Texas.  We own nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  Our geographic focus on the State of Texas is consistent with our investment strategy.  However, our focus on investments in the State of Texas results in a geographic concentration in our portfolio which increases the likelihood that a downturn in economic or market conditions that selectively or disproportionately impact the State of Texas will have a significant impact on our results of operations and financial condition and our ability to pay distributions to our stockholders.  Any adverse economic or real estate developments in the Texas market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for commercial property space resulting from local business climates, could adversely affect our property revenue, and hence net operating income.  An investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a more geographically diversified portfolio.

We have and may continue to pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $12,650,000 in total distributions we paid during the year ended December 31, 2017, including shares issued pursuant to our distribution reinvestment plan and but excluding distributions we paid to non-controlling interests, 36% was funded from cash flow from operations.  Of the $42,118,000 in total distributions we paid during the period from our inception through December 31, 2017, including shares issued pursuant to our distribution reinvestment plan and excluding distributions we paid to non-controlling interests, approximately 65% was funded from cash flow from operations and approximately 35% was funded from offering proceeds. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from the remaining proceeds from our follow-on offering or other sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

Because a portion of the offering price from the sale of our shares was used to pay expenses and fees, the full offering price paid by our stockholders was not invested in real estate assets. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

If we internalize our management functions, your interest in us could be diluted and we could incur other significant costs associated with being self-managed.  See “Pending Mergers” above.

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

If we were to internalize our management or if another investment program, whether sponsored by our sponsor or otherwise, hires the employees of our advisor in connection with its own internalization, our ability to conduct our business may be adversely affected.  See “Pending Mergers” above.

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

There is currently no public market for the shares and we have no obligation to list our shares on any public securities market. It will therefore be difficult for you to sell your shares of our common stock promptly or at all. Even if you are able to sell your shares of our common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share redemption program but it is limited in terms of the amount of shares that stockholder may sell back to us each quarter. Our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program for any reason upon 30 days’ written notice to participants.  Existing shareholders must be prepared to hold their shares for an indefinite length of time.

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

Our board of directors determined an estimated net asset value per share of $12.55 for our shares of common stock as of December 31, 2017. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.

On March 29, 2018, our board of directors determined an estimated net asset value per share of our common stock of $12.55 as of December 31, 2017.  Our board of directors’ objective in determining the estimated net asset value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

As with any valuation method, the methods used to determine the estimated net asset value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated net asset value per share, which could be significantly different from the estimated net asset value per share determined by our board of directors. The estimated net asset value per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated net asset value per share on a national securities exchange; a third party would offer the estimated net asset value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the net asset value per share would be acceptable to FINRA or ERISA with respect to their respective requirements.  Further, the estimated net asset value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated net asset value per share as of December 31, 2017, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Net Asset Value Per Share.”

We disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operation are not equivalent to our net income or loss of cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance

We use and we disclose to investors, funds from operations, or “FFO,” and modified funds from operations, or “MFFO,” which are non-GAAP financial measures, as defined herein (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”)  FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance and ability to pay distributions. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.

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

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or otherwise, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.

IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. They also may be critical to the operations of certain of our tenants. Although we believe we will be able to maintain the security and integrity of these types of networks and related systems, or implement various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. While, to date, we are not aware that we have experienced any significant cyber-attacks or cyber-intrusions, we may not be able to anticipate or implement adequate security barriers or other preventive measures. A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•

result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or

•	damage our reputation among our tenants and stockholders generally.

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

Risks Related to Conflicts of Interest

Because other Hartman real estate programs use investment strategies that are similar to ours, our advisor, their advisor and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

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

Existing shareholders will be diluted upon conversion of the convertible preferred stock.

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

We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property, through our wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that we comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnerships wholly owned or majority owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property.

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

Existing shareholders do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock could increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base.

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

We intend to hold the various real properties in which we invest until such time as our advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we do not begin the process of liquidating our assets or listing our shares within ten years of the termination of our initial public offering, our charter requires that we hold a stockholder meeting to vote on a proposed alternate strategy for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the tenth anniversary of the termination of our initial public offering. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

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

Our advisor has a duty to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure stockholders that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on stockholders’ investments.

We may invest in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The developer or builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Although our principal intention is to acquire developed properties and to limit any investment in unimproved property, a portion of stockholders’ investment nevertheless may be subject to the risks associated with investments in unimproved real property.

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

Properties in which we have invested may not be readily adaptable to other uses, and if these properties become unprofitable, we may not be able to recoup the value of our investment.

Properties in which we have invested may have limited alternative uses. If the operations of any of our properties in these sectors become unprofitable due to industry competition, a general deterioration of the applicable industry or otherwise, we may have great difficulty selling the property or we may have to sell the property for substantially less than the amount we paid for it. Should any of these events occur, our income and cash available for distribution could be reduced.

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

Our properties are generally subject to the Americans with Disabilities Act of 1990, as amended (Disabilities Act), or similar laws of foreign jurisdictions. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We attempt to acquire properties that comply with the Disabilities Act or similar laws of foreign jurisdictions or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such laws. However, we cannot assure stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions.

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

Risks Associated with Debt Financing

Our borrowings may increase our business risks.

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

U.S. Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

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

The tax laws are complex and are subject to change at any time as a result of legislative, judicial or administrative actions, and these changes may adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.

On December 22, 2017, the TCJA was signed into law, which makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. The individual and collective impact of these provisions and other provisions of the TCJA on REITs and their stockholders is uncertain, and may not become evident for some period of time. Prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment in our shares.

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

In certain circumstances, we may be subject to federal and state income taxes as a REIT which would reduce our cash available to pay distributions.

Even if we maintain our status as a REIT, we may yet become subject to federal income taxes and related state taxes.

example:

•

We are subject to tax on any undistributed income. We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year plus amounts retained for which federal income tax was paid are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.

•

State laws may change so as to begin taxing REITs.

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

Item 1B.   Unresolved Staff Comments

      None.

Item 2.      Properties

General

As of December 31, 2017, we owned or held a majority interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all located in Texas. We own nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  We believe that the long-term outlook for commercial real estate values in the Houston, Dallas and San Antonio metropolitan statistical areas remains positive.

We do not directly manage our properties.  Hartman Income REIT Management, Inc. manages our properties pursuant to a property management agreement which is renewable annually.  Our board of directors has approved the renewal of the property management agreement which will expire on February 9, 2019.  In addition to property management, our property manager is also responsible for leasing our properties.  Our tenants consist of national, regional and local businesses.

Substantially all of our revenues consist of base rents and expense recoveries under leases that generally have terms that range from less than one year to 15 years.  A majority of our existing leases as of December 31, 2017 contain “rent bump” rental provisions which provide for increases in base rental amounts over the term of the lease.

Our Properties

The following table provides summary information regarding our properties as of December 31, 2017. Except as otherwise noted in the footnotes to the table below, we own a 100% ownership interest in each of our properties.

Name/Location	Rentable SF (1)	Date Acquired	Acquisition Cost (in thousands)	Annualized Base Rent (in thousands)	% Leased
Richardson Heights SC Richardson, TX	201,433	12/28/2010	$ 19,150	$2,881	75%
Cooper Street Plaza Arlington, TX	127,696	5/11/2012	10,613	1,606	100%
Bent Tree Green Dallas, TX	139,609	10/16/2012	12,015	2,193	84%
Parkway Plaza I & II Dallas, TX	136,506	3/15/2013	9,490	1,587	70%
Gulf Plaza Houston, TX	120,651	3/11/2014	13,950	2,402	100%
Mitchelldale Business Park Houston, TX	377,752	6/13/2014	19,175	2,181	93%
Energy Plaza I&II San Antonio, TX	180,119	12/30/2014	17,610	3,228	84%
Timbercreek Atrium Houston, TX	51,035	12/30/2014	2,897	872	100%
Copperfield Building Houston, TX	42,621	12/30/2014	2,419	679	89%
400 North Belt Houston, TX	230,872	5/8/2015	10,150	1,297	61%
Commerce Plaza Hillcrest Dallas, TX	203,688	5/1/2015	11,400	2,272	77%
Skymark Tower Arlington, TX	115,700	9/2/2015	8,846	2,335	86%
Corporate Park Place Dallas, TX	113,429	8/24/2015	9,500	1,121	68%
Ashford Crossing Houston, TX	158,451	7/31/2015	10,600	1,110	43%
One Technology Center San Antonio, TX	196,348	11/10/2015	19,575	4,378	95%
Westway One (1) Dallas, TX	165,982	6/1/2016	21,638	3,095	100%
Three Forest Plaza Dallas, TX	366,549	12/22/2016	35,655	5,130	77%
	2,928,411		$ 234,683	$38,367	81%

(1)

The Westway One property is owned by Hartman Westway LLC.  On June 17, 2016, we sold a 45.67% non-controlling interest in Hartman Westway LLC to an unrelated investor for $5,500,000.  As of December 31, 2017 and 2016, we own a 54.33% membership interest in the Hartman Westway LLC.

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2017:

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Richardson Heights	Dallas	201,433	75%	$ 2881	$ 19.08	$ 19.56
Cooper Street	Dallas	127,696	100%	$ 1,606	$ 12.60	$ 12.49
Total – Retail		329,129	85%	$ 4,487	$ 16.08	$ 16.32
Office:
Bent Tree Green	Dallas	139,609	84%	$ 2,193	$ 18.72	$ 20.83
Parkway Plaza I&II	Dallas	136,506	70%	$ 1,587	$ 16.20	$ 16.43
Hillcrest	Dallas	203,688	77%	$ 2,272	$ 14.28	$ 14.90
Skymark	Dallas	115,700	86%	$ 2,335	$ 23.52	$ 23.83
Corporate Park Place	Dallas	113,429	68%	$ 1,121	$ 14.64	$ 15.76
Westway One (1)	Dallas	165,982	100%	$ 3,095	$ 18.60	$ 20.32
Three Forest Plaza	Dallas	366,549	77%	$ 5,130	$ 18.12	$ 20.61
Gulf Plaza	Houston	120,651	100%	$ 2,402	$ 19.92	$ 19.87
Timbercreek Atrium	Houston	51,035	100%	$ 872	$ 17.04	$ 17.30
Copperfield	Houston	42,621	89%	$ 679	$ 18.00	$ 17.92
400 N. Belt	Houston	230,872	61%	$ 1,297	$ 9.24	$ 10.30
Ashford Crossing	Houston	158,451	43%	$ 1,110	$ 16.44	$ 17.59
Energy Plaza	San Antonio	180,119	84%	$ 3,228	$ 21.36	$ 20.96
One Technology Center	San Antonio	196,348	95%	$ 4,378	$ 23.52	$ 24.38
Total – office		2,221,560	79%	$ 31,699	$ 18.08	$ 19.11
Flex/Industrial
Mitchelldale	Houston	377,752	93%	$ 2,181	$ 6.24	$ 6.26
Total – Flex/Industrial		377,752	93%	$ 2,181	$ 6.24	$ 6.26
Grand Total		2,928,441	81%	$ 38,367	$ 16.10	$ 16.89

Significant Tenants

The following table sets forth information about our five largest tenants as of December 31, 2017:

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Rental Revenue	Initial Lease Date	Lease Expiration Year
Gulf Interstate Engineering	Gulf Plaza	$ 2,393	6%	3/1/2011	2/28/2018
Galen College of Nursing	One Technology	1,530	4%	10/1/2016	12/31/2023
Weaver & Tidwell	Three Forest Plaza	1,247	3%	9/16/2008	9/30/2018
Lennar Homes of Texas	Westway One	1,111	3%	3/1/2016	2/28/2022
Black Knight National Flood, LLC	Skymark	988	3%	11/1/2012	(1)
Total		$ 7,269	19.0%

(1)

Tenant exercised its early termination option and moved-out effective March 23, 2018.

Lease Expirations

The following table shows lease expirations for our properties as of December 31, 2017 during each of the next ten years:

		Gross Leasable Area Covered by Expiring Leases		Annualized Base Rent Represented by Expiring Leases
Year of Lease Expiration	Number of Leases Expiring	Approx. Square Feet	Percent of Total Occupied Square Feet	Amount (in thousands)	Percent of Total Rent
2018	139	401,175	17%	$7,115	19%
2019	111	341,385	14%	$5,522	14%
2020	89	267,425	11%	$4,377	11%
2021	66	212,155	9%	$2,543	7%
2022	72	312,519	13%	$4,563	12%
2023	26	190,622	8%	$2,786	7%
2024	11	63,071	3%	$1,105	3%
2025	9	55,737	2%	$1,024	3%
2026	4	71,706	3%	$1,134	3%
2027	4	50,521	2%	$880	2%
Total	531	1,966,216	82%	$31,049	81%

Leases expiring beyond the period presented are not included in the table above, therefore the percent of total annualized base rents do not total 100%.

Location of Properties

Our properties, which represent continuing operations, are located in the Houston, Dallas and San Antonio metropolitan statistical areas (“MSAs”).  We believe that the long-term outlook for Texas MSAs remains positive.

As of December 31, 2017, our real estate properties comprised the following annualized base rental revenue by asset type and geographic location:

	Retail	Office	Flex/Industrial	Total
Dallas	$ 4,487	$ 17,733	$ -	$ 22,220
Houston	-	6,360	2,181	8,541
San Antonio	-	7,606	-	7,606
Total	$ 4,487	$ 31,699	$ 2,181	$ 38,367

The following information generally applies to all of our properties:

•

we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•

except as otherwise noted above, we have no plans for any material renovations, improvements or developments with respect to any of our properties; and

•

our properties face competition in attracting new residents and retaining current residents from other multifamily properties in and around their respective submarkets.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

     As of March 19, 2018, we had 18,586,461 shares of common stock issued and outstanding, held by a total of approximately 3,027 stockholders.  The number of stockholders is based on the records of Phoenix American Financial Services, which serves as our transfer agent.

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

On March 29, 2018, our board of directors determined an estimated net asset value per share of our common stock of $12.55 as of December 31, 2017.  Our board of directors’ objective in determining the estimated net asset value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

As with any valuation method, the methods used to determine the estimated net asset value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated net asset value per share, which could be significantly different from the estimated net asset value per share determined by our board of directors. The estimated net asset value per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated net asset value per share on a national securities exchange; a third party would offer the estimated net asset value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the net asset value per share would be acceptable to FINRA or ERISA with respect to their respective requirements.  Further, the estimated net asset value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets.  For additional information on the determination of our estimated fair value per share, see our Current Report on Form 8-K filed with the SEC on March 29, 2018.

We intend to determine an updated estimated fair value per share every year on or about the last day of our fiscal year or more frequently in the sole discretion of our board of directors. The market for commercial real estate can fluctuate quickly and substantially, and values of our assets and liabilities are expected to change in the future.

Unregistered Sales of Equity Securities

For the year ended December 31, 2017, each of our two independent directors received a grant of 3,000 shares of restricted common stock as compensation for their service on our board of directors pursuant to our omnibus stock incentive plan.  We issued 6,000 shares of restricted common stock in the aggregate to our independent directors in 2017 in fulfillment of shares granted for 2016 service on our board of directors.  As of December 31, 2017, a total of 46,875 shares of restricted common stock have been issued by us to our independent directors pursuant to our omnibus stock incentive plan, and 12,000 shares of restricted common stock have been issued to executives of our advisor and our property manager pursuant to our omnibus stock incentive plan.

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

We intend to redeem shares quarterly under the program. We will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the date of redemption.  Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus, if we had positive operating cash flow, as defined in the share redemption program, from the previous fiscal year, 1.0% of all operating cash flow from the previous fiscal year, provided that we terminated the sale of shares pursuant to our distribution reinvestment plan effective as of July 16, 2016. These limitations apply to all redemptions, including redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. If those limitations prevent us from redeeming shares, those shares will remain in line to be redeemed with priority based on the date that the redemption is first requested.  A stockholder may withdraw a request for redemption by submitting written instructions withdrawing its redemption request at any time prior to the date that we redeem the shares submitted. A stockholder will have no right to request redemption of its shares if the shares are listed for trading on a national securities exchange.

For the years ended December 31, 2017 and December 31, 2016, we received 47 and 32 requests, respectively, for share redemptions pursuant to the terms of our share redemption program. For the year ended December 31, 2017, we redeemed 167,359 shares at a weighted average price per share of $9.64 per share.  For the year ended December 31, 2016, we redeemed 141,152 shares at a weighted average price of $9.36 per share.  For the period from our initial public offering commencement date (February 9, 2009) to December 31, 2017, we received and fulfilled 119 redemption requests representing 576,942 shares of our common stock. Redemption prices paid were as set forth in our share redemption program.  The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2017, we had 5 unfulfilled redemption requests.

During the three months ended December 31, 2017, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximately Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2017	-	-		(2)
November 2017	27,442	82,257	$ 9.72	(2)
December 2017	12,141	-		(2)
Total	39,583	82,257

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

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the years ended December 31, 2017 and 2016, in thousands:

Period	Cash (1)	DRIP (1)(2)	Total
First Quarter 2017	$ 3,135	$ -	$ 3,135
Second Quarter 2017	3,180	-	3,180
Third Quarter 2017	3,169	-	3,169
Fourth Quarter 2017	3,166	-	3,166
Total	$ 12,650	$ -	$ 12,650

First Quarter 2016	$ 1,269	$ 1,209	$ 2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Fourth Quarter 2016	3,173	-	3,173
Total	$ 8,918	$ 2,988	$ 11,906

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan, which was terminated effective as of July 16, 2016.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. Certain information in the table has been derived from our audited consolidated financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15, Financial Statements and Notes thereto, appearing elsewhere in this Annual Report. Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
Balance Sheet Data (in thousands)	2017	2016	2015	2014	2013
Total real estate assets, at cost	$ 259,962	$ 253,099	$ 189,707	$ 115,928	$ 56,993
Total real estate assets, net	186,822	203,227	162,323	103,023	50,714
Total assets	230,712	248,264	177,595	119,370	52,829
Notes payable	117,237	117,609	74,995	58,555	2,129
Total liabilities	130,673	131,833	85,688	64,798	5,061
Total stockholders’ equity	$ 100,039	$ 116,431	$ 91,907	$ 54,572	$ 47,768

	For the year ended December 31,
	2017	2016	2015	2014	2013
Operating Data (in thousands)
Total revenues	$ 44,309	$ 38,570	$ 26,204	$ 12,166	$ 7,314
Net loss	(9,035)	(10,924)	(8,488)	(4,415)	(1,985)
Net loss per common share – basic and diluted	($0.49)	($0.64)	($0.79)	($0.63)	($0.40)

	For the year ended December 31,
	2017	2016	2015	2014	2013
Other Data (in thousands, except per share amounts)
Cash flow provided by (used in)
Operating activities	$ 9,288	$ 10,115	$ 8,325	$ 2,942	$ 1,201
Investing activities	2,739	(90,871)	(73,529)	(66,085)	(10,899)
Financing activities	(8,217)	78,101	62,155	67,428	9,779
Distributions paid	12,650	11,906	7,193	4,839	3,275
Distributions declared per common share (1)	$0.70	$0.70	$0.70	$0.70	$0.70
Weighted average number of common shares outstanding, basic and diluted	18,110	17,362	10,734	7,035	4,928
FFO (2)	$14,233	$ 11,564	$ 5,992	$ 2,211	$ 1,761
MFFO (2)	$14,233	$ 13,138	$ 7,744	$ 3,612	$ 1,918

(1)

Distributions declared per common share for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 assumes each share was issued and outstanding each day of each year. Distributions currently declared are calculated at a rate of $0.001918 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. We paid our first monthly distribution payment in January 2011.

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

On July 16, 2013, we commenced our follow-on offering of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.  As of December 31, 2017, we had accepted subscriptions for, and issued, 18,574,461 shares of our common stock in our initial public offering and follow-on offering, including 1,216,240 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $181,336,480.

Effective March 31, 2016, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan was terminated effective July 16, 2016.

As of December 31, 2017, we owned or held a majority ownership interest in 17 commercial real properties.

We have $33,700,000 of short term debt outstanding as of December 31, 2017 borrowed pursuant to three credit agreements which have maturity dates in 2018, each of which are within one-year of the date that this Annual Report was available to be issued.  Management has considered whether the conditions of these credit facility maturity dates raise substantial doubt, as set forth in Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements – Going Concern,” regarding our ability to continue as a going concern and meet these debt obligations when they become due.

Management has a plan to refinance the maturing credit facility agreements, either as a comprehensive plan to refinance the credit facilities in connection with or following the proposed Mergers with our Hartman affiliates or on a standalone basis without regard to the approval and completion of the proposed Mergers.  Inasmuch as management’s plan has not been fully implemented, the guidance provided by ASU 2014-15 requires that management must conclude that the fact of the loan maturity dates within one-year of the issuance date of the consolidated financial statements included in this Annual Report raises the issue of substantial doubt.  Management believes that its plan to renew, extend or refinance the credit facilities is likely based upon its history of successfully financing and refinancing our debt and will mitigate the maturity date issue within one year of the issuance date of the consolidated financial statements included in this Annual Report.

Without limiting the foregoing, we believe that we will have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs. However, our operations are subject to a variety of risks, including, but not limited to, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates and declining real estate valuations. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

We elected under Section 856 of the Internal Revenue Code to be taxed as a REIT beginning with the taxable year ending December 31, 2011. As a REIT we generally are not subject to federal income tax on income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year after the year in which we initially elected to be treated as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

Our Real Estate Portfolio

As of December 31, 2017, our portfolio consisted of the 17 commercial real estate properties listed below. Except as otherwise noted in the footnotes to the table below, we own a 100% ownership interest in each of our properties.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Richardson Heights	Dallas	201,433	75%	$ 2881	$ 19.08	$ 19.56
Cooper Street	Dallas	127,696	100%	$ 1,606	$ 12.60	$ 12.49
Total – Retail		329,129	85%	$ 4,487	$ 16.08	$ 16.32
Office:
Bent Tree Green	Dallas	139,609	84%	$ 2,193	$ 18.72	$ 20.83
Parkway Plaza I&II	Dallas	136,506	70%	$ 1,587	$ 16.20	$ 16.43
Hillcrest	Dallas	203,688	77%	$ 2,272	$ 14.28	$ 14.90
Skymark	Dallas	115,700	86%	$ 2,335	$ 23.52	$ 23.83
Corporate Park Place	Dallas	113,429	68%	$ 1,121	$ 14.64	$ 15.76
Westway One (1)	Dallas	165,982	100%	$ 3,095	$ 18.60	$ 20.32
Three Forest Plaza	Dallas	366,549	77%	$ 5,130	$ 18.12	$ 20.61
Gulf Plaza	Houston	120,651	100%	$ 2,402	$ 19.92	$ 19.87
Timbercreek Atrium	Houston	51,035	100%	$ 872	$ 17.04	$ 17.30
Copperfield	Houston	42,621	89%	$ 679	$ 18.00	$ 17.92
400 N. Belt	Houston	230,872	61%	$ 1,297	$ 9.24	$ 10.30
Ashford Crossing	Houston	158,451	43%	$ 1,110	$ 16.44	$ 17.59
Energy Plaza	San Antonio	180,119	84%	$ 3,228	$ 21.36	$ 20.96
One Technology Center	San Antonio	196,348	95%	$ 4,378	$ 23.52	$ 24.38
Total – office		2,221,560	79%	$ 31,699	$ 18.08	$ 19.11
Flex/Industrial
Mitchelldale	Houston	377,752	93%	$ 2,181	$ 6.24	$ 6.26
Total – Flex/Industrial		377,752	93%	$ 2,181	$ 6.24	$ 6.26
Grand Total		2,928,441	81%	$ 38,367	$ 16.10	$ 16.89

(1)

The Westway One property is owned by Hartman Westway LLC.  On June 17, 2016, we sold a 45.67% minority interest in Westway One LLC to an unrelated investor for $5,500,000.  As of December 31, 2017, we own a 54.33% membership interest in the Westway One joint venture.

Property Acquisitions and Real Estate Investments

2017 Property Acquisitions

We did not make any property acquisitions or acquire any real estate investments in 2017.

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

Village Pointe

On November 14, 2016, we acquired an interest in a retail shopping center comprising approximately 54,246 square feet located in San Antonio, Texas, commonly known as Village Pointe, or the Village Pointe property. We acquired an interest in the Village Pointe property through Hartman Village Pointe, LLC, or Hartman Village Pointe, a joint venture between our operating partnership and Hartman vREIT XXI, Inc., or Hartman vREIT XXI, a public, non-listed REIT sponsored by our affiliated property manager. As described below, subsequent to our initial investment in Hartman Village Pointe, Hartman vREIT XXI has incrementally acquired all of our operating partnership’s membership interests in Hartman Village Pointe and as a result Hartman vREIT XXI has become the sole owner of the Village Pointe property.

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

Pursuant to the terms of a membership purchase agreement between us and Hartman vREIT XXI, Hartman vREIT XXI had the option to acquire up to all of our operating partnership’s remaining membership interest in Hartman Village Pointe at a price equal to our operating partnership’s investment cost. As of December 31, 2016, Hartman vREIT XXI acquired an additional 33.11% membership interest in Hartman Village Pointe from our operating partnership in exchange for $1,250,000 in cash. After giving effect to the additional membership interest in Hartman Village Pointe acquired by Hartman vREIT XXI our equity investment in Hartman Village Pointe was $2,425,000, which represented an approximately 64.24% membership interest in Hartman Village Pointe. For the period from January 1, 2017 to February 8, 2017, Hartman vREIT XXI acquired the remaining 35.76% of our membership interest in Hartman Village Pointe from our operating partnership for $1,350,000 in cash.

As of February 8, 2017, Hartman vREIT XXI owned 100% membership interest in Hartman Village Pointe.

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

On April 11, 2017, our operating partnership entered into a membership interest purchase agreement with Hartman vREIT XXI, pursuant to which Hartman vREIT XXI may acquire up to $10,000,000 of the operating partnership’s equity ownership in Hartman Three Forest Plaza LLC, the subsidiary of our operating partnership which owned the Three Forest Plaza property. As of December 31, 2017, vREIT XXI had acquired an approximately 48.8% equity interest in Hartman Three Forest Plaza LLC for $8,700,000.

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

Impairment

       We review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2017 and 2016.

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

Goodwill

       Generally accepted accounting principles in the United States require us to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  We have the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if we elect to bypass the qualitative assessment, we perform a two-step impairment test.  In the first step, management compares the net book value of our carrying amount of goodwill at the balance sheet date. In the event our net book value is less than the carrying amount of goodwill, we proceed to step two and assesses the need to record an impairment charge. For the years ended December 31, 2017 and 2016, no goodwill impairment was recognized in our consolidated financial statements.

RESULTS OF CONTINUING OPERATIONS

Comparison of the year ended December 31, 2017 versus the year ended December 31, 2016.

As of December 31, 2017, we owned or held a majority ownership interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all located in Texas.  As of December 31, 2017, we owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of December 31, 2016, we owned or held a majority ownership interest in 18 commercial properties comprising approximately 2,983,000 square feet plus three pad sites, all located in Texas.  As of December 31, 2016, we owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and three properties located in San Antonio, Texas.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the year ended December 31, 2017 and the year ended December 31, 2016.  Net operating income (property revenues minus property expenses), or “NOI,” is the measure used by management to assess property performance. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States, or “GAAP,” and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the operating results of our real estate.  For purposes of the following discussion, Same Store properties refer to Richardson Heights, Cooper Street, Bent Tree Green, Parkway, Gulf Plaza, Mitchelldale, Energy Plaza, Timbercreek Atrium, Copperfield, Commerce Plaza Hillcrest, 400 North Belt, Ashford Crossing, Corporate Park Place,

Skymark Tower and One Technology Center properties, and new store (“New Store”) properties refer to the Westway One and Three Forest Plaza properties, which we did not own for the entirety of the year ended December 31, 2017 and the year ended December 31, 2016.

(in thousands)	Year ended December 31,
	2017	2016	Change
Same Store:
Revenue	$ 34,531	$ 36,281	$ (1,750)
Property operating expenses	11,839	13,999	(2,160)
Real estate taxes and insurance	5,011	4,243	768
Asset management fees	1,330	1,331	(1)
General and administrative	2,608	2,348	260
Same Store NOI	$ 13,743	$ 14,360	$ (617)

New Store:
Revenue	$ 9,778	$ 2,289	$ 7,489
Property operating expenses	2,840	531	2,309
Real estate taxes and insurance	1,518	267	1,251
Asset management fees	430	102	328
General and administrative	118	34	84
New Store NOI	$ 4,872	$ 1,355	$ 3,517
Property NOI	$ 18,615	$ 15,715	$ 2,900

Reconciliation of Net loss to Property NOI

Net loss	$ (9,035)	$ (10,924)	$ 1,889
Asset acquisition fees	-	1,574	(1,574)
Organization and offering costs	-	(44)	44
Depreciation and amortization	23,268	22,488	780
Interest expense	5,764	3,737	2,027
Other (income)	(1,332)	(1,147)	(185)
(Loss) income from discontinued operations	(50)	31	(81)
Property NOI	$ 18,615	$ 15,715	$ 2,900

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the years ended December 31, 2017 and 2016 we had total rental revenues and tenant reimbursements of $44,309,000 and $38,570,000, respectively. The $5,739,000 increase in total rental revenues and tenant reimbursements from the year ended December 31, 2016 to the year ended December 31, 2017 was mainly attributable to New Store Sales.  Same Store property revenues decreased by $1,750,000 or approximately 4.8%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.

The table below presents the significant increases and decreases in Same Store properties revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016:

Same Store Property	Revenue Increase (Decrease)
Ashford Crossing	$ (1,504,000)
400 North Belt	(439,000)
One Technology Center	406,000
Bent Tree Green	(256,000)
Richardson Heights	(227,000)
Net revenue increase properties – six properties not otherwise listed above	644,000
Net revenue decrease properties – five properties not otherwise listed above	(374,000)
Total	$ (1,750,000)

The decrease in Ashford Crossing revenue is a result of the loss of two significant tenants, Rignet, Inc. and RAC Conference Center.  Rignet exercised an early lease termination option in 2016, paid a termination fee of $406,000 in 2016 and moved out in February 2017.  RAC Conference Center effected an early termination of their lease due to financial distress and moved out in September 2017.  Rignet annual rent was $851,000.  RAC Conference Center annual rent was $272,000.

The decrease in 400 North Belt revenue is the result of the 2016 termination of the National Oilwell Varco lease.  National Oilwell Varco’s lease ended June 2016, which was a known non-renewal when the 400 North Belt property was acquired in 2015.  National Oilwell Varco rent for the six months ended June 2016 was $674,000.  Other than the loss of revenue attributable to the National Oilwell Varco lease termination, 400 North Belt net revenue increased $235,000 in 2017.

The increase in One Technology Center revenue is the result of the expansion of Galen College of Nursing from 41,808 square feet to 67,977 square feet.  In connection with the expansion, Galen annual rent increase for $941,000 to $1,530,000.

The decrease in Bent Tree Green revenue is the result of the loss of a significant tenant in 2016, Behringer Harvard, with annual rent of $288,000.

The decrease in Richardson Heights revenue is the result of a reduction in the receipt of percentage rent and sales tax rebate incentives for Alamo Draft House totaling $165,000; an increase in tenant lease incentives of $22,000; and a $40,000 reduction in net tenant recoveries due to reduced operating expenses for the Richardson Heights property.  The decrease due percentage rent billing and sales tax rebate incentives is a timing difference.  These revenue items are subject to the fiscal year term of the Alamo Draft House lease agreement.

Property operating expenses – Property operating expenses consists of labor, contract services, repairs and maintenance, utilities and management fees.  For the years ended December 31, 2017 and December 31, 2016, we had operating expenses of $14,679,000 and $14,530,000, respectively.  Same Store property operating expenses decreased $2,160,000 which is primarily attributable to the change in casualty repair expenses for the Commerce Hillcrest property which was the subject of fire damage in 2016.  Costs associated with casualty repairs decreased from $1,228,000 in 2016 to a net recovery of ($491,000) in 2017.  Our provision for uncollectible accounts decreased approximately $300,000 from 2016 to 2017.  New Store costs increased as a result of a full year of 2017 operations for the Westway One property versus a partial year of operations in 2016.  We acquired the Westway One property in May 2016.  New Store costs also increased as a result of a full year of 2017 operations for the Three Forest Plaza property versus approximately one-week of operations in 2016.  We acquired the Three Forest Plaza property in late December 2016.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees were $1,760,000 and $1,433,000 for the years ended December 31, 2017 and December 31, 2016, respectively.  Acquisition costs related to the acquisition of our properties were $0 and $1,574,000 for the years ended December 31, 2017 and December 31, 2016, respectively. The increase in asset management fees we paid to our advisor from the year ended December 31, 2016 to the year ended December 31, 2017 was due to the full-year versus partial year operating period for New Stores in 2017.  We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For the years ended December 31, 2017 and December 31, 2016 we paid our Property Manager $4,038,000 and $3,611,000, respectively, for property management fees and reimbursements and $2,518,000 and $3,110,000, respectively, for leasing commissions. The increase in property management fees and reimbursements we paid to our Property Manager was also due to the full-year versus partial year operating period for New Stores in 2017.

Real estate taxes and insurance – Real estate taxes and insurance were $6,529,000 and $4,510,000 for the years ended December 31, 2017 and 2016, respectively. The increase in real estate taxes and insurance for Same Stores is attributable to increase in ad valorem tax valuation of certain properties from the year ended December 31, 2016 to the year ended December 31, 2017.  New Store real estate taxes and insurance increased due to the full-year versus partial year operating period for New Stores in 2017.

       Depreciation and amortization – Depreciation and amortization were $23,268,000 and $22,488,000 for the years ended December 31, 2017 and 2016, respectively.  Depreciation and amortization increased from the year ended December 31, 2016 to the year ended December 31, 2017 due to New Store ownership of a full year in 2017 versus partial year ownership in 2016.  the fact that we owned or held a majority interest in 18 properties as of December 31, 2016, as compared to the 15 properties we owned as of December 31, 2015.

General and administrative expenses - General and administrative expenses were $2,726,000 and $2,382,000 for the years ended December 31, 2017 and 2016, respectively.  General and administrative expenses consist primarily of transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is mainly attributable increased professional fees.

Organizational and offering costs - We have incurred certain expenses in connection with our organization and the sale of our shares of common stock.  These costs principally relate to professional and filing fees.  As of December 31, 2017, such costs totaled $3,020,000 and have been expensed as incurred since February 5, 2009, the date of our inception, however $858,000 was reimbursed by our advisor according to the terms of the Advisory agreement.  For the years ended December 31, 2017 and December 31, 2016, organization and offering costs (recovery) were $0 and ($44,000), respectively.

Net loss – We incurred a net loss from continuing operations of $9,038,000 and $10,924,000 for the years ended December 31, 2017 and 2016, respectively.  The net loss for the year ended December 31, 2016 is primarily attributable to (i) asset acquisition fees and (ii) depreciation and amortization expense related to the properties owned.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed.  We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative.  Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time.  An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset.  Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred.  While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2017, 2016 and 2015, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	December 31,
	2017	2016	2015
Net loss	($9,035)	($10,924)	($8,488)
Depreciation and amortization of real estate assets	23,268	22,488	14,480
Funds from operations (FFO)	14,233	11,564	5,992

Acquisition related expenses	0	1,5	1,752
Modified funds from operations (MFFO)	$14,233	$13,138	$7,744

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through December 31, 2017, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
First Quarter 2011	$21	$20	$41
Second Quarter 2011	45	51	96
Third Quarter 2011	70	70	140
Fourth Quarter 2011	119	101	220
First Quarter 2012	175	150	325
Second Quarter 2012	209	194	403
Third Quarter 2012	236	246	482
Fourth Quarter 2012	271	279	550
First Quarter 2013	316	311	627
Second Quarter 2013	373	388	761
Third Quarter 2013	442	412	854
Fourth Quarter 2013	550	483	1,033
First Quarter 2014	568	535	1,103
Second Quarter 2014	614	577	1,191
Third Quarter 2014	632	605	1,237
Fourth Quarter 2014	665	641	1,306
First Quarter 2015	703	714	1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,020	1,947
Fourth Quarter 2015	1,042	1,108	2,150
First Quarter 2016	1,269	1,209	2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Fourth Quarter 2016	3,173	-	3,173
First Quarter 2017	3,135	-	3,135
Second Quarter 2017	3,180	-	3,180
Third Quarter 2017	3,169		3,169
Fourth Quarter 2017	3,166	-	3,166
Total	$30,349	$11,769	$42,118

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

For the year ended December 31, 2017, we paid aggregate distributions of $12,650,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $9,288,000 and our FFO was $14,233,000. For the year ended December 31, 2017, 73% of distributions were paid from cash provided by operating activities.

For the year ended December 31, 2016, we paid aggregate distributions of $11,905,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash provided by operating activities was $10,115,000 and our FFO was $11,564,000. For the year ended December 31, 2016, 85% of distributions were paid from cash provided by operating activities.

For the period from inception to December 31, 2017, we paid aggregate distributions of $42,118,000.  During the period from our inception to December 31, 2017, our cash provided by operating activities was $31,962,000, our net loss was $38,115,000 and our FFO was $34,878,000. Of the $42,118,000 in aggregate distributions paid to our stockholders from inception to December 31, 2017, approximately 76% was paid from net cash provided by operating activities and approximately 24% was funded from offering proceeds.   For a discussion of how we calculate FFO, see “Funds From Operations and Modified Funds From Operations”.

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31, 2017 and 2016:

	2017	2016
Ordinary income (unaudited)	29.4%	34.8%
Return of capital (unaudited)	70.6%	65.2%
Capital gains distribution (unaudited)	- %	- %
Total	100.0%	100.0%

Liquidity and Capital Resources

Our principal demands for funds are for real estate and real estate-related acquisitions, for the payment of operating expenses, for the payment of interest on our outstanding indebtedness, and for the payment of distributions. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations; provided, that some or all of our distributions have been and may continue to be paid from sources other than cash from operations (as discussed below).  We expect to meet cash needs for acquisitions from the remaining net proceeds of our follow-on offering and from financings.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of December 31, 2017, our outstanding secured debt is $118,358,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate our ability to continue as a going concern within one-year after the date that financial statements are issued.  The TCB Credit Facility, the EWB Credit Facility and the EWB II Credit Facility have maturity dates, each of which is less than twelve months from the date these consolidated financial statements are issued.  Our management has considered whether the conditions of the credit facility maturity dates raise substantial doubt that our ability to continue as a going concern and meet these debt obligations when they become due.

Our management has a plan to refinance the TCB Credit Facility, the EWB Credit Facility and the EWB II Credit Facility, either as a comprehensive plan to refinance our credit facilities in connection with or following our proposed merger with our Hartman affiliates or on a standalone basis without regard to the approval and completion of the proposed mergers.  Inasmuch as management’s plan has not been fully implemented, the guidance provided by ASU 2014-15 requires that management must conclude that the fact of the loan maturity dates within one-year of the issuance date of these consolidated financial statements raises the issue of substantial doubt.  Management believes that management’s plan to renew, extend or refinance the credit facilities is likely based upon its history of successfully financing and refinancing our debt and will mitigate the maturity date issue within one year of the issuance date of our financial statements.

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

Cash Flows from Operating Activities

As of December 31, 2017, we had continuing operations from 17 commercial real estate properties versus 18 properties owned as of December 31, 2016.  During the year ended December 31, 2017, net cash provided by operating activities was $9,288,000 versus $10,115,000 in net cash provided by operating activities for the year ended December 31, 2016.  The decrease in cash flow from operating activities is primarily attributable to the change in cash used to reduce accounts payable and accrued expenses for the year ended December 31, 2017 versus the net change in cash provided by accounts payable and accrued expenses for the year ending December 31, 2016.

Cash Flows from Investing Activities

During the year ended December 31, 2017, net used in investing activities was $2,739,000 versus $90,871,000 for the year ended December 31, 2016.  The change in cash flows from investing activities consists of a change in additions to real estate of $56,528,000; a change in investments and advances to affiliates of $17,464,000; change in the disposition of assets held for disposition of $14,100,000 and change in acquisition deposits of $40,000.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities for the years ending December 31, 2017 and 2016, respectively, was ($8,217,000) and $78,101,000 and consisted of the following:

•

$0 and $39,477,000, respectively, of net cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock of $0 and $2,103,000 respectively;

•

($1,556,000) and $(1,324,000), respectively, of cash used to redeem common stock pursuant to our share redemption plan;

•

($694,000) and $42,725,000, respectively, of cash (used in) provided by borrowing under term loan and revolving credit agreements, net of repayments;

•

$12,650,000 and $8,918,000, respectively, of net cash distributions, after giving effect to distributions reinvested by stockholders of $0 and $2,988,000; and distributions to non-controlling interests of $543,000 and $208,000 respectively:

•

$7,350,000 and $6,850,000, respectively, of investment proceeds received from non-controlling interest investor; and

•

$124,000 and $501,000, respectively, of net cash used in payment of deferred loan costs.

Discontinued Operations

On November 14, 2016, we acquired an interest in the Village Pointe property through an investment in Hartman Village Point, a joint venture between our operating partnership and our affiliate, Hartman vREIT XXI, Inc., which owned the Village Pointe property. Our operating partnership contributed $3,675,000 to Hartman Village Pointe in exchange for a 97.35% membership interest in Hartman Village Pointe and Hartman vREIT XXI, Inc. contributed $100,000 to Hartman Village Pointe in exchange for a 2.65% membership interest in Hartman Village Pointe. Our operating partnership also made a mortgage loan of $3,525,000, secured by the Village Pointe property, to Hartman Village Pointe.  The mortgage loan was refinanced with a loan from an bank in December 2016.

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

As of December 31, 2017, we had notes payable totaling an aggregate principal amount of $118,358,000. For more information on our outstanding indebtedness, see Note 7 (Notes Payable) to the consolidated financial statements included in this Annual Report.

The following is a summary of our contractual obligations as of December 31, 2017 (in thousands):

Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt obligations (1)	$ 118,358	$ 35,020	$ 31,480	$ 11,793	$ 40,065
Interest payments on outstanding debt obligations (2)	32,888	1,920	7,227	4,184	19,557
Purchase obligations (3)	-	-	-	-	-
Total	$ 151,246	$ 36,940	$ 38,707	$ 15,977	$ 59,622

(1)

Principal payments only.

(2)

Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2017.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of December 31, 2017.

Off-Balance Sheet Arrangements

     As of December 31, 2017 and 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 5, 2018, we dismissed Weaver and Tidwell LLP (“Weaver”) as our independent registered public accounting firm.  The decision to dismiss Weaver as our independent registered public accounting firm was approved by the Audit Committee of the Company’s Board of Directors.   The report of Weaver dated April 10, 2017 with respect to our consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and cash flows for each of the years in the two-year period ended December 31, 2016, did not contain an adverse opinion or disclaimer of opinion, and such report was not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the two most recent fiscal years and through February 5, 2018, we did not have any disagreements with Weaver on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Weaver’s satisfaction, would have caused them to make reference thereto in their reports on our financial statements for such periods.

During the two most recent fiscal years and through February 5, 2018, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided Weaver with a copy of the foregoing disclosure together with a request to furnish a letter addressed to the Securities & Exchange Commission stating whether or not they agreed with the above statements.

On February 5, 2018 (the “Engagement Date”), we engaged Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm for our fiscal year ended December 31, 2017.  The decision to engage Grant Thornton as our independent registered public accounting firm was approved by the Audit Committee of our Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with Grant Thornton regarding either:

(1) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Grant Thornton concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

(2) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A.     Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarize and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including his Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Because of inherent limitations, disclosure controls or procedures, no matter how well designed it operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Internal control over Financial Reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principle executive and principal financial officers and effected by the board of directors, management another personnel, to provide reasonable assurance regarding the reliability of financial reporting in the preparation of financial statements for external purposes in accordance with generally excepted accounting principles in the United States of America (GAAP) and include those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;

•

provide reasonable assurance the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally excepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and our directors; and

•

provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of any of our assets in circumstances that could have a material adverse effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment we use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on that assessment and criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Grant Thornton LLP, an independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading Report of Independent Registered Public Accounting Firm. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due exemption established by rule of the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Allen R. Hartman	66	Chairman of the Board, Chief Executive Officer and President
Jack I. Tompkins	72	Independent Director
Richard R. Ruskey	62	Independent Director
Louis T. Fox, III	57	Chief Financial Officer, Secretary and Treasurer
Mark T. Torok	59	General Counsel

Allen R. Hartman, age 66, has served as our CEO and Chairman of our Board of Directors since February 2009 and has served as President of our advisor, Hartman Advisors, since March 2009, and as President of our property manager, HIR Management, since January 2008. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 18 privately offered programs and two publicly offered programs, including our current public offering, which invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, Inc., a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired 80 commercial real estate properties, raised over $300 million of investor equity and acquired more than $400 million in commercial real estate assets in various private and public real estate investment programs.  Currently, Mr. Hartman oversees a staff of 60 employees who manage 38 commercial properties encompassing over five million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program.  Mr. Hartman attended the University of Colorado and studied Business Administration.

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

Jack I. Tompkins, age 72, has served as one of our independent directors since our inception in February, 2009.  Mr. Tompkins has served since 1998 as Chairman and CEO of ARTA Equity Advisors, L.L.C., which was formed to engage in various entrepreneurial opportunities. Mr. Tompkins began his career with Arthur Young & Co., working as a certified public accountant there for three years before joining Arthur Andersen, L.L.P., where he was elected to the partnership in 1981 and served until 1988. While at Arthur Andersen he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. From 1988 until October 1996, Mr. Tompkins served as Chief Financial Officer, Senior Vice President and Chief Information, Administrative and Accounting Officer of a large publicly traded energy company. Corporate functions reporting to Mr. Tompkins included financial planning, risk management, tax, accounting, information systems, administration and internal audit. Mr. Tompkins served as Chairman and CEO of Automotive Realty Trust Company of America from its inception in 1997 until its sale to a publicly traded REIT in January 1999. Automotive Realty was formed to engage in the business of consolidating real estate properties owned by automobile dealerships into a REIT. From March to September of 1999, Mr. Tompkins served as interim Executive Vice President and CFO of Crescent Real Estate Equities as the Company restructured. Mr. Tompkins served as an independent director of Hartman XIX from July 2009 until March 2010 and as an independent director of Hartman Income REIT from January 2008 until July 2009. Mr. Tompkins previously served on the board of directors of Bank of America Texas and Michael Petroleum Corp. He is a member of American Institute of Certified Public Accountants. Mr. Tompkins received a Bachelor of Business Administration and Master of Business Administration from Baylor University.

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

Richard R. Ruskey, age 62, has served as one of our independent directors since April 2011.  Mr. Ruskey began his professional career in 1978 as a Certified Public Accountant with the accounting firm of Peat, Marwick, Mitchell, & Co. in St. Louis, Missouri where he obtained extensive experience in both the audit and tax departments.  In 1983 he joined the firm of Deloitte, Haskins, & Sells as a manager in the tax department.  In 1986 Mr. Ruskey transitioned into the security brokerage industry as the chief financial officer of Westport Financial Group.  Within a one-year period he became a full-time broker and due diligence officer for the firm.  In 1990 he continued his career in financial services by joining the broker dealer firm of R. T. Jones Capital Equities, Inc. where he served as due diligence officer.  In June 2010 Mr. Ruskey joined the broker dealer firm of Moloney Securities Co. Inc. where he currently serves as an investment broker and as a senior due diligence analyst.  He is a Certified Public Accountant and Certified Financial Planner and is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He has been an active investor in numerous real estate and business ventures throughout his 30 year career in financial services. Mr. Ruskey received dual B.S. degrees in Accounting and Finance from Southern Illinois University – Carbondale.

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

Louis T. Fox, III, age 57, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our advisor, Hartman Advisors, and our property manager, HIR Management. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining HIR Management in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. He started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox received a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

Mark T. Torok, age 59, has served as our General Counsel and Secretary since April 2016. Mr. Torok also serves as General Counsel for both our advisor and our property manager. In this capacity, Mr. Torok manages our advisor’s in-house legal department and is responsible for all legal matters affecting our company and its affiliates, including our advisor and our property manager. Prior to joining our property manager in June, 2015, Mr. Torok practiced law from 2006 to May 2015, as the founder of The Torok Law Firm P.C., where his practice focused on real estate, securities, and business law. In addition, he served as a fee attorney and provided escrow agent services for Providence Title Insurance Company.  Prior to founding The Torok Law Firm in 2006, from 1989 to 1991, Mr. Torok served as a Hearings Officer for the Pennsylvania Insurance Department. From 1991 to 2000 he served as Assistant General Counsel and Assistant Secretary of the various companies of the Erie Insurance Group, a property and casualty insurance company. From 2000 to 2002 he served as Assistant General Counsel and Assistant Secretary for the United Services Automobile Association (USAA), a property and casualty insurance company. From 2002 to 2004 he served as Assistant General Counsel and Chief Compliance Officer for the companies of the Argonaut Group, a commercial property and casualty insurance company. He subsequently returned to USAA from 2004 to 2006 to serve as Director of Regulatory Compliance before founding his own law firm. Mr. Torok holds the insurance designations of Chartered Property Casualty Underwriter (CPCU) and Associate in Reinsurance (ARe). Mr. Torok holds an inactive real estate agent’s license in Texas and an inactive escrow agent’s license in Texas and is a member of the Texas Bar Association. Mr. Torok earned a Bachelor of Arts degree in Economics from Gettysburg College and a Juris Doctor degree from Willamette University College of Law.

Board Committees

Audit Committee

Our board of directors has established an Audit Committee.  The Audit Committee meets on a regular basis at least four times a year. Our Audit Committee is comprised of our two independent directors, Jack Tompkins and Richard Ruskey, each of whom is “independent” as defined by our charter. Our Board of Directors has adopted an Audit Committee Charter, a copy of which is posted on our website, http://www.hartmanreits.com/sec-filings/. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent auditors; to periodically review the auditors’ independence; and to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls that management has established, and the audit and financial reporting process.  All members of the audit committee have significant financial experience.  Our board of directors has determined that Mr. Tompkins satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”

Compensation Committee

Our board of directors has established a Compensation Committee to assist the board of directors in discharging its responsibility in all matters of compensation practices, including any salary and other forms of compensation for our directors and for our employees in the event we ever have employees. Our Compensation Committee is comprised of our two independent directors, Jack Tompkins and Richard Ruskey. Our Board of Directors has adopted our Compensation Committee Charter, a copy of which is posted on our website, http://www.hartmanreits.com/sec-filings/. The primary duties of the Compensation Committee include reviewing all forms of compensation for our directors; approving all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares; and advising on changes in compensation of members of our Board of Directors. We currently do not pay any compensation to our executive officers and have no paid employees.

Nominating and Governance Committee

Our board of directors has established a Nominating and Governance Committee, or the “Nominating Committee.” Our Nominating Committee is comprised of our two independent directors, Jack Tompkins and Richard Ruskey. Our Board of Directors has adopted our Nominating Committee Charter, a copy of which is posted on our website, http://www.hartmanreits.com/sec-filings/. The Nominating Committee will recommend nominees to serve on our Board of Directors. The Nominating Committee will consider nominees recommended by stockholders if submitted to the committee in accordance with the procedures specified in our bylaws. Generally, this requires that the stockholder send certain information about the nominee to our corporate secretary between 120 and 150 days prior to the first anniversary of the mailing of notice for the annual meeting held in the prior year. The Nominating Committee is responsible for assessing the appropriate mix of skills and characteristics required of board members in the context of the perceived needs of the board at a given point in time and shall periodically review and recommend for approval by the board any updates to the criteria as deemed necessary. Diversity in personal background, race, gender, age and nationality for the board as a whole may be taken into account favorably in considering individual candidates. The nominating committee will evaluate the qualifications of each director candidate against these criteria in making its recommendation to our board concerning nominations for election or reelection as a director. The process for evaluating candidates recommended by our stockholders pursuant to our bylaws will be no different than the process for evaluating other candidates considered by the Nominating Committee.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics which contains general guidelines for conducting our business and is designed to help directors, employees and consultants resolve ethical issues in an increasingly complex business environment. The Code of Business Conduct and Ethics applies to all of our officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of our board of directors. A copy of our Code of Business Conduct and Ethics will be made available, free of charge, to anyone who requests a copy in writing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2017, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2017.

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

Compensation of our Directors

       The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2017.  Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	All Other Compensation (2)	Total
Allen R. Hartman	$ -	$ -	$ -
Jack I. Tompkins	26,500	38,370	64,870
Richard R. Ruskey	26,500	38,370	64,870
	$ 53,000	$ 76,740	$ 129,740

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
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

Equity Plan Compensation

       We have approved and adopted an omnibus stock incentive plan.  Under our omnibus stock incentive plan, each of our current independent directors was entitled to receive 3,000 shares of restricted common stock in connection with the initial meeting of our full board of directors. Going forward, each new independent director that joins our board of directors receives 3,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives an additional 3,000 shares of restricted common stock. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected.  As of December 31, 2017, 45,000 shares of restricted common stock have been granted to our current independent directors pursuant to the omnibus stock incentive plan.

Compensation Committee Interlocks and Insider Participation

       We do not compensate our executive officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners

The following table sets forth information as of March 15, 2017, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership set forth in the table below is calculated based on 18,009,520 shares of our common stock outstanding as of March 19, 2018. The address of each beneficial owner listed below is c/o Hartman Short Term Income Properties XX, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	22,420	0.12%
Jack I. Tompkins	21,750	0.12%
Richard R. Ruskey	17,250	0.10%
Louis T. Fox, III	-	-
Mark T. Torok	-	-
All Officers and Directors as a group	61,420	0.34%

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

(2)

Includes 19,000 shares owned by Hartman XX Holdings, Inc., a Texas corporation, and 3,420 shares owned by Mr. Hartman’s spouse, Mrs. Lisa Hartman.  Mr. Hartman is the sole stockholder of Hartman XX Holdings, Inc. and controls the voting and disposition decisions of Hartman XX Holdings, Inc.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The following describes all transactions since January 1, 2016 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 10 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

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

Our Relationships with our Advisor and our Sponsor

Our advisors supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in March 2009 and is owned 70% by Allen R. Hartman, our Chief Executive Officer and Chairman of the Board of Directors, and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, Inc.  All of our officers and directors, other than our independent directors, are officers of our advisor and serve, and may serve in the future, other affiliates of our advisor.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our Advisory Agreement, we pay our advisor the fees described below.

•

    We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the years ended December 31, 2017 and December 31, 2016, we paid our advisor aggregate acquisition fees of $0 and $1,574,000, respectively. For the period from January 1, 2010 to December 31, 2017, we incurred acquisition fees of $6,013,000.

•

    We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses), including the amount of any debt attributable to the asset (including debt encumbering the asset after its acquisition) and where the value of an asset is the value established by the most recent independent valuation report, if available. For the years ended December 31, 2017 and December 31, 2016 we paid asset management fees to our advisor of $1,760,000 and $1,433,000, respectively.

•

We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor.  For the fiscal years ended December 31, 2017 and December 31, 2016, we did not pay our advisor any debt financing fees.

•

If our property manager provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.  With respect to a property held in a joint venture, the foregoing disposition fee will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the years ended December 31, 2017 and December 31, 2016, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the Advisory Agreement, we also reimburse our advisor and its affiliates for the costs and expenses:
•

Pursuant to our Advisory Agreement, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs (other than selling commissions and the dealer manager fee) incurred on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause our total organization and offering expenses related to our primary offering (other than selling commissions and the dealer manager fee) to exceed 1.5% of gross offering proceeds from the primary offering. Our advisor and its affiliates will be responsible for the payment of organization and offering expenses (other than selling commissions and the dealer manager fee) to the extent they exceed 1.5% of gross offering proceeds from the primary offering. As of December 31, 2017, total offering costs for our follow-on offering were $12,796,000. We directly incurred $12,796,000 of offering costs for our follow-on offering and $0 in offering costs reimbursable to our advisor for our follow-on offering. As of December 31, 2017, offering costs related to our follow-on offering exceeded 1.5% of the gross offering proceeds from the sale of shares of our common stock in our primary follow-on offering, however none of such excess costs were reimbursable to our advisor because we incurred all such costs directly. Pursuant to our charter, in no event may organization and offering costs (including selling commissions and the dealer manager fees) incurred by us in connection with a completed public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in the completed public offering. As of December 31, 2017, the organization and offering costs incurred in connection with our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in the follow-on offering.

•

Pursuant to our Advisory Agreement and our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses (as defined in our Advisory Agreement)) that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2017, our total operating expenses were $53,394,000.  Total operating expenses incurred during the four fiscal quarters ended December 31, 2017, did not exceed the 2%/25% Limitation. We reimbursed our advisor $0 in operating expenses during the four fiscal quarters ended December 31, 2017.

Our Advisory Agreement has a one-year term expiring February 9, 2019, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the Advisory Agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with our property manager, Hartman Income REIT Management, Inc., an affiliate of our sponsor, with respect to the management of properties. Pursuant to the management agreements, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property’s gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the fiscal years ended December 31, 2017 and December 31, 2016, we have paid property management fees and reimbursements of $4,038,000 and $3,611,000, respectively, to our property manager.

Transactions with Related Persons

Loan to Retail II Holdings

On May 17, 2016, Hartman TRS, Inc. (“TRS”), our wholly owned taxable REIT subsidiary, loaned $7,231,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of our advisor and our property manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by our property manager. The loan was made pursuant to a promissory note in the face amount of up to $8,820,000.  Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note is May 17, 2019.  For the years ended December 31, 2017 and 2016, respectively, interest and dividend income in the accompanying consolidated statements of operations, includes $908,000 and $456,000 of interest income. As of December 31, 2017 and 2016, respectively, the balance due from TRS by Retail II Holdings is $760,000 and $144,000, respectively.

Village Pointe Property

As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-2016 Property Acquisitions,” on November 14, 2016, we acquired an interest in a retail shopping center comprising approximately 54,246 square feet located in San Antonio, Texas, commonly known as Village Pointe, or the Village Pointe property. We acquired an interest in the Village Pointe property through Hartman Village Pointe, LLC, or Hartman Village Pointe, a joint venture between our operating partnership and Hartman vREIT XXI, Inc., a public, non-listed REIT sponsored our affiliate. Subsequent to our initial investment in Hartman Village Pointe, Hartman vREIT XXI has incrementally acquired all of our operating partnership’s membership interests in Hartman Village Pointe and as a result Hartman vREIT XXI has become the sole owner of the Village Pointe property.

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

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The audit committee has engaged Grant Thornton LLP (“GT”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2017, which represents a change in the engagement of our certifying accountant.  The audit committee engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2016.  The change in certifying accountant was reported in our Current Report on Form 8-K filed with the SEC on February 9, 2018.

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

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by GT and Weaver, as well as the fees charged by GT and Weaver for such services.  In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by GT and Weaver for professional accounting services for the years ended December 31, 2017 and 2016 are set forth in the tables below.

Weaver

	2017	2016
Audit fees	$ 80,150	$ 152,978
Audit related fees	26,012	38,134
Tax fees	3,250	18,700
Total	$ 109,412	$ 209,812

GT

	2017	2016
Audit fees	$ 144,100	$ -
Audit related fees	-	-
Tax fees	-	-
Total	$ 144,100	$ -

For purposes of the preceding tables, GT’s and Weaver’s professional fees are classified as follows:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 2, 2018.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman
Allen R. Hartman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Allen R. Hartman	Date: April 2, 2018
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: April 2, 2018
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jack I. Tompkins	Date: April 2, 2018
Jack I. Tompkins, Director

By:	/s/ Richard R. Ruskey	Date: April 2, 2018
Richard R. Ruskey, Director

EXHIBIT INDEX

* Filed herewith

Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed February 1, 2012)
3.1.1	First Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1to the Company’s Form 10-K filed April 12, 2012)
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

10.37

Limited Guaranty, dated as of June 13, 2013 in favor of Security Life of Denver Insurance Company – Richardson Heights (Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed June 19, 2014)

10.38

Affiliate Guaranty, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Richardson Heights (Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed June 19, 2014)

10.39

Loan Agreement by and between Hartman Cooper Street Plaza, LLC and Security Life of Denver Insurance Company, dated as of June 13, 2014 (Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed June 19, 2014)

10.40

Promissory Note, dated as of June 13, 2014, by Hartman Cooper Street Plaza, LLC, in favor of Security Life of Denver Insurance Company (Incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed June 19, 2014)

10.41

Assignment of Rents and Leases, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Cooper Street (Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed June 19, 2014)

10.42

Assignment of Rents and Leases (2nd Assignment), dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Cooper Street (Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed June 19, 2014)

10.43

Assignment, Consent and Subordination Regarding Management Agreement, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company –  Cooper Street (Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed June 19, 2014)

10.44

Limited Guaranty, dated as of June 13, 2013 in favor of Security Life of Denver Insurance Company – Cooper Street (Incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K filed June 19, 2014)

10.45

Affiliate Guaranty, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Cooper Street (Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed June 19, 2014)

10.46

Loan Agreement by and between Hartman Bent Tree Green, LLC and Security Life of Denver Insurance Company, dated as of June 13, 2014 (Incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K filed June 19, 2014)

10.47

Promissory Note, dated as of June 13, 2014, by Hartman Bent Tree Green, LLC, in favor of Security Life of Denver Insurance Company (Incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed June 19, 2014)

10.48

Assignment of Rents and Leases, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Bent Tree Green (Incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K filed June 19, 2014)

10.49

Assignment of Rents and Leases (2nd Assignment), dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Bent Tree Green (Incorporated by reference to Exhibit 10.27 to the Company’s Form 8-K filed June 19, 2014)

10.50

Assignment, Consent and Subordination Regarding Management Agreement, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Bent Tree Green (Incorporated by reference to Exhibit 10.28 to the Company’s Form 8-K filed June 19, 2014)

10.51

Limited Guaranty, dated as of June 13, 2013 in favor of Security Life of Denver Insurance Company – Bent Tree Green (Incorporated by reference to Exhibit 10.29 to the Company’s Form 8-K filed June 19, 2014)

10.52

Affiliate Guaranty, dated as of June 13, 2014 in favor of Security Life of Denver Insurance Company – Bent Tree Green (Incorporated by reference to Exhibit 10.30 to the Company’s Form 8-K filed June 19, 2014)

10.53

Purchase Agreement, dated as of July 1, 2014, by and between BRI 1841 Energy Plaza, LLC and Hartman XX Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2014)

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
10.104

Agreement and Plan of Merger among Hartman Short Term Income Properties XX, Inc., Hartman XX Limited Partnership, Hartman Income REIT, Inc. and Hartman Income REIT Operating Partnership, L.P. dated July 21, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2017)

10.105

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Hartman Short Term Income Properties XX, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statement of operations, equity, and cash flows for the year ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company’s TCB Credit Facility, EWB Credit Facility, and EWB II Credit Facility have maturity dates, each of which is less than twelve months from the date these consolidated financial statements are issued. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Dallas, Texas

April 2, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Hartman Short Term Income Properties XX, Inc. (a Maryland corporation) and Subsidiaries (the Company) as of December 31, 2016 and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index to Consolidated Financial Statements at Item 15, Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization as it relates to information as of December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hartman Short Term Income Properties XX, Inc. and Subsidiaries as of December 31, 2016 and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, presents fairly in all material respects, the information set forth therein as of December 31, 2016.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

April 10, 2017

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS

Real estate assets, at cost	$ 259,962	$ 253,099
Accumulated depreciation and amortization	(73,140)	(49,872)
Real estate assets, net	186,822	203,227

Cash and cash equivalents	1,586	3,254
Restricted cash	2,371	2,371
Notes receivable-related party	9,715	11,431
Accrued rent and accounts receivable, net	7,271	5,266
Deferred leasing commission costs, net	6,077	4,775
Goodwill	250	250
Due from related parties	5,736	-
Prepaid expenses and other assets	1,906	1,662
Real estate held for disposition	-	7,050
Investment in affiliate	8,978	8,978
Total assets	$ 230,712	$ 248,264

LIABILITIES AND EQUITY

Liabilities:
Notes payable, net	$ 117,237	$ 114,151
Note payable – real estate held for disposition, net	554	3,458
Accounts payable and accrued expenses	10,999	12,057
Due to related parties	-	343
Tenants' security deposits	1,883	1,824
Total liabilities	130,673	131,833

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 18,003,520 shares and 18,164,878 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	18	18
Additional paid-in capital	167,871	169,406
Accumulated distributions and net loss	(81,188)	(59,674)
Total stockholders' equity	86,701	109,750
Non-controlling interests	13,338	6,681
Total equity	100,039	116,431
Total liabilities and equity	$ 230,712	$ 248,264
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016
Revenues
Rental revenues	$ 38,831	$ 33,002
Tenant reimbursements and other revenues	5,478	5,568
Total revenues	44,309	38,570

Expenses (income)
Property operating expenses	14,679	14,530
Asset management and acquisition fees	1,760	3,007
Organization and offering costs	–	(44)
Real estate taxes and insurance	6,529	4,510
Depreciation and amortization	23,268	22,488
General and administrative	2,726	2,382
Interest expense	5,764	3,737
Interest and dividend (income)	(1,332)	(1,147)
Total expenses, net	53,394	49,463
Loss from continuing operations	(9,085)	(10,893)
Income (loss) from discontinued operations, net	50	(31)
Net loss	(9,035)	(10,924)
Net (loss) income attributable to non-controlling interest	(143)	122
Net loss attributable to common stockholders	$ (8,892)	$ (11,046)

Net loss attributable to common stockholders per share	$ (0.49)	$ (0.64)
Weighted average number of common shares outstanding, basic and diluted	18,110	17,362

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance, January 1, 2016	1	$-	13,769	$14	$128,336	($36,443)	$91,907	-	$91,907
Issuance of common shares (cash investment), net of redemptions	-	-	4,096	4	40,089	-	40,093	-	40,093
Issuance of common shares (non-cash)	-	-	300	-	3,084	-	3,084	-	3,084
Investment of noncontrolling interest	-	-	-	-	-	-	-	6,850	6,850
Selling commissions	-	-	-	-	(2,103)	-	(2,103)	-	(2,103)
Distributions (stock)	-	-	-	-	-	(2,581)	(2,581)	-	(2,581)
Distributions (cash)	-	-	-	-	-	(9,604)	(9,604)	(291)	(9,895)
Net (loss) income	-	-	-	-	-	(11,046)	(11,046)	122	(10,924)
Balance, December 31, 2016	1	$-	18,165	$18	$169,406	($59,674)	$109,750	$ 6,681	$116,431
Redemption of common shares	-	-	(167)	-	(1,614)	-	(1,614)	-	(1,614)
Issuance of common shares (non-cash)	-	-	6	-	79	-	79	-	79
Noncontrolling capital	-	-	-	-	-	-	-	8,700	8,700
Deconsolidation of Village Pointe	-	-	-	-	-	-	-	(1,350)	(1,350)
Dividends and Distributions (cash)	-	-	-	-	-	(12,622)	(12,622)	(550)	(13,172)
Net (loss) income	-	-	-	-	-	(8,892)	(8,892)	(143)	(9,035)
Balance, December 31, 2017	1	$-	18,004	$18	$167,871	($81,188)	$86,701	$ 13,338	$100,039

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$ (9,035)	$ (10,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	74	104
Depreciation and amortization	23,268	22,488
Deferred loan and leasing commission costs amortization	1,662	1,128
Bad debt provision	508	713
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(2,513)	(3,229)
Deferred leasing commissions	(2,518)	(3,110)
Prepaid expenses and other assets	(313)	(415)
Accounts payable and accrued expenses	(1,041)	2,320
Due (from) to related parties	(863)	542
Tenants' security deposits	59	498
Net cash provided by operating activities	9,288	10,115

Cash flows from investing activities:
Acquisition deposits	20	(20)
Advance to affiliates	(4,662)	(4,200)
Investment in note receivable from affiliate	1,716	(7,231)
Investment in affiliate	-	(8,978)
Investment in real estate held for disposition	7,050	(7,050)
Additions to real estate	(6,863)	(63,392)
Net cash used in investing activities	(2,739)	(90,871)

Cash flows from financing activities:
Distributions to common stockholders	(12,650)	(8,918)
Distributions to non-controlling interests	(543)	(208)
Payment of selling commissions	-	(2,103)
Noncontrolling interests’ capital	7,350	6,850
Payment of deferred loan costs	(124)	(501)
Borrowings under term loan notes	-	28,646
Repayments under term loan notes	(1,169)	(1,200)
Borrowings under term loan notes – real estate held for disposition	-	3,525
Repayments under term loan notes – real estate held for disposition	(3,525)	-
Borrowings under revolving credit facility	5,500	56,225
Repayments under revolving credit facility	(1,500)	(44,471)
Proceeds from issuance of common stock, net of redemptions	(1,556)	40,256
Net cash (used in) provided by financing activities	(8,217)	78,101

Net change in cash, cash equivalents and restricted cash	(1,668)	(2,655)
Cash, cash equivalents and restricted cash at the beginning of period	5,625	8,280
Cash, cash equivalents and restricted cash at the end of period	$ 3,957	$ 5,625

Supplemental cash flow information:
Cash paid for interest	$ 5,259	$ 3,407

Supplemental disclosures of non-cash investing and financing activities:
(Decrease) increase in distribution payable	(28)	(407)
Distributions made to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	-	2,988
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

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc. (“XX Holdings”), a Texas corporation wholly owned by Allen R. Hartman.  The Company sold 19,000 shares of common stock to XX Holdings at a price of $10.00 per share.  As of December 31, 2017, the ownership of XX Holdings is approximately 0.1% of the issued and outstanding shares of the Company.  The Company issued 1,000 shares of the Company’s convertible preferred stock to the Company’s advisor, Hartman Advisors LLC (“Advisor”), at a price of $10.00 per share.  The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc. (the “Property Manager”). The Property Manager is a wholly owned subsidiary of Hartman Income REIT, Inc. Allen R. Hartman, the Company’s Chief Executive Officer and Chairman of the Board of Directors, beneficially owns approximately 20% of Hartman Income REIT, Inc.

Substantially all of the Company’s business is conducted through the Company’s wholly owned subsidiary, Hartman XX Limited Partnership, a Texas limited partnership (the “Operating Partnership”).  The Company’s wholly-owned subsidiary, Hartman XX REIT GP LLC, a Texas limited liability company, is the sole general partner of the Operating Partnership.  The Company is the sole limited partner of the Operating Partnership.  The Company’s single member interests in the Company’s limited liability company subsidiaries are owned by the Operating Partnership or its wholly owned subsidiaries.

On April 11, 2017, the Operating Partnership entered into a membership interest purchase agreement with Hartman vREIT XXI, Inc. (“vREIT XXI”), an affiliate of the Company.  Pursuant to the terms of a membership interest purchase agreement between vREIT XXI and the Company, vREIT XXI may acquire up to $10,000,000 of the equity membership interest of Operating Partnership in Hartman Three Forest Plaza, LLC (“Three Forest Plaza LLC”).  As of December 31, 2017, vREIT XXI has acquired an approximately 48.8% equity interest in Three Forest Plaza LLC for $8,700,000.

Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement (the “Advisory Agreement”) by and among the Company and Advisor. Management of the Company’s properties is through the Property Manager.

As of December 31, 2017, the Company owned or held a majority interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all located in Texas.  As of December 31, 2017, the Company owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of December 31, 2016, the Company owned or held a majority interest in 18 commercial properties comprising approximately 2,983,000 square feet plus three pad sites, all located in Texas.  As of December 31, 2016, the Company owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and three properties located in San Antonio, Texas.

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

Subject to the terms and conditions of the XIX Merger Agreement, including the satisfaction of all closing conditions set forth in the Merger Agreements, Hartman XIX will merge with and into the Company, with the Company surviving the merger (the “Hartman XIX Merger”).  Subject to the terms and conditions of the HIREIT Merger Agreement, (i) HIREIT will merge with and into the Company, with the Company surviving the merger (the “HIREIT Merger,” and together with

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Hartman XIX Merger, the “REIT Mergers”), and (ii) HIROP will merge and with and into the Operating Partnership, with the Operating Partnership surviving the merger (the “Partnership Merger,” and together with the REIT Mergers, the “Mergers”). The REIT Mergers are intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Partnership Merger is intended to be treated as a tax-deferred exchange under Section 721 of the Code.

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

The Merger Agreements may be terminated under certain circumstances, including but not limited to (i) by the mutual written consent of all the parties to a Merger Agreement, (ii) by either the Company or HIREIT or Hartman XIX, as applicable, if a final and non-appealable order is entered prohibiting or disapproving the applicable Mergers, (iii) by either the Company or HIREIT or Hartman XIX, as applicable, if the required approval of the applicable Mergers by the stockholders of the Company or HIREIT or Hartman XIX, as applicable (the “Stockholder Approvals”), have not been obtained, (iv) by either the Company or HIREIT or Hartman XIX, as applicable, upon a material uncured breach by the other party that would cause the closing conditions in the applicable Merger Agreement not to be satisfied, or (v) by either the Company or HIREIT or Hartman XIX, as applicable,  if the applicable Mergers have not been completed on or before September 30, 2018. No termination fees or penalties are payable by any party to any Merger Agreement in the event of the termination of any Merger Agreement.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2017 and 2016 and for the years then ended have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of December 31, 2017 and 2016 consisted of demand deposits at commercial banks.

Restricted Cash - As of December 31, 2017 and 2016, the Company had a restricted cash balance of $2,371,000, which represents amounts set aside as impounds to be disbursed to the Company upon achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property.

The lender has the right to draw any of the remaining funds and apply the same to the outstanding loans at the lender’s sole discretion.  The Company’s right to draw upon the restricted funds expires June 30, 2018.  Restricted funds not drawn as of that date will be applied as prepayments of loan principal.

Financial Instruments

       The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and balances with related parties.  The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature.  The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $116,777,000 and $113,972,000 as compared to book value of $118,358,000 and $115,618,000 as of December 31, 2017 and 2016, respectively.  The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments.  Disclosure about the fair value of financial instruments is based on relevant information available as of December 31, 2017 and 2016.

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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of December 31, 2017 and 2016.

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

Accrued Rent and Accounts Receivable, net

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

Deferred Leasing Commissions Costs, net

       Leasing commissions are capitalized and amortized using the straight-line method over the term of the related lease agreements.

Goodwill

       Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. For the years ended December 31, 2017 and 2016, no goodwill impairment was recognized in the accompanying consolidated financial statements.

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

Noncontrolling Interests

Noncontrolling interests is the portion of equity in a subsidiary not attributable to a parent.  The ownership interests not held by the parent are considered noncontrolling interests.  Accordingly, the Company has reported noncontrolling interests in equity on the consolidated balance sheets but separate from the Company's equity.  On the consolidated statements of operations, subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests.  The consolidated statement of stockholders’ equity is included for financial statements, including beginning balances, activity for the period and ending balances for stockholders' equity, noncontrolling interests and total equity.

Organization and Offering Costs

The Company has incurred certain expenses in connection with organizing the company. These costs principally relate to professional and filing fees.  For the years ended December 31, 2017 and 2016, such costs totaled $0 and $20,000, respectively, which have been expensed as incurred.

Organization and offering expenses of the Company are paid directly by the Company or incurred by Advisor on behalf of the Company and reimbursed by the Company to the Advisor (subject to certain limitations). Pursuant to the Advisory Agreement, organization and offering expenses will be reimbursed by the Advisor to the Company following the completion of a public offering of the Company to the extent that total organization and offering expenses incurred by the Company in connection with such public offerings (excluding selling commissions and dealer manager fees) exceed 1.5% of gross offering proceeds from the completed public offerings.  As of December 31, 2017 and 2016, respectively, the amount of offering and organizational expenses incurred in excess of 1.5% of gross offering proceeds was cumulatively $858,000 for the Company’s initial and follow-on public offerings, respectively. The Company terminated the offer and sale of its common stock to the public in its follow-on offering on March 31, 2016. The Company recorded a receivable from the Advisor and recorded a contra expense of $858,000 resulting in a net credit for organization and offering expenses of ($44,000) for the year ended December 31, 2016.

Stock-Based Compensation

The Company follows ASC 718- Compensation- Stock Compensation with regard to issuance of stock in payment of services.  ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. The compensation cost is measured based on the estimated grant date fair value, as of the grant date of the Company’s common stock, of the equity or liability instruments issued.  Stock-based compensation expense are recorded over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $74,000 and $183,000 for the years ended December 31, 2017 and 2016, respectively.

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code, as amended, beginning with its taxable year ended December 31, 2011. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).  As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders.  However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT.

For the years ended December 31, 2017 and 2016, the Company incurred a net loss of $9,035,000 and $10,924.  The Company formed one taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no material current or future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs.  The Company has reviewed the provisions of the law that pertain to the Company and have determined them to have no material income tax effect for financial statement purposes for the year ended December 31, 2017.

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of December 31, 2017 and 2016, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2017 and 2016 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

       The Company maintains cash accounts in two U.S. financial institutions.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  As of December 31, 2017, the

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company had two depository accounts with a total of $654,000 in excess of the federally insured limits.  No losses have been incurred in connection with these deposits.

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders

Going Concern Evaluation

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one-year after the date that these consolidated financial statements are issued.  The TCB Credit Facility, the EWB Credit Facility and the EWB II Credit Facility have maturity dates, each of which is less than twelve months from the date these consolidated financial statements were issued.  Management has considered whether the conditions of the credit facility maturity dates raise substantial doubt that the Company’s ability to continue as a going concern and meet these debt obligations when they become due.

Management has a plan to refinance the TCB Credit Facility, the EWB Credit Facility and the EWB II Credit Facility, either as a comprehensive plan to refinance the credit facilities of the Company in connection with or following the proposed merger of the Company and its Hartman affiliates or on a standalone basis without regard to the approval and completion of the proposed mergers.  Inasmuch as management’s plan has not been fully implemented, the guidance provided by ASU 2014-15 requires that management must conclude that the fact of the loan maturity dates within one-year of the issuance date of these consolidated financial statements raises the issue of substantial doubt.  Management believes that management’s plan to renew, extend or refinance the credit facilities is likely based upon its history of successfully financing and refinancing the Company’s debt and will mitigate the maturity date issue within one year of the issuance date of these consolidated financial statements

Recent Accounting Pronouncements

On January 1, 2017, the Company adopted ASU (“Accounting Standards Update”) No. 2017-01, “Clarifying the Definition of a Business,” which provides guidance for determining whether an integrated set of assets and activities meets the definition of a business.  Acquisitions of integrated assets and activities that do not meet the definition of a business are accounted for as asset acquisitions.  The Company believes most of its future acquisitions of operating properties will qualify as asset acquisitions.  Third party transaction costs, including acquisition fees paid to Advisor, associated with asset acquisitions will be capitalized while internal acquisition costs will continue to be expenses as incurred.  There is no effect of the adoption of this ASU in the accompanying consolidated financial statements as there were no 2017 acquisitions.  This accounting standard will be applicable to future property acquisitions.

In October 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation.  The Company has adopted this guidance for all periods presented.

 In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions.  The effect of this amendment is to be applied retrospectively and early adoption is permitted.  The Company has adopted this guidance in the fourth quarter of fiscal year 2017 and applied this presentation retroactively to all periods presented in these consolidated financial statements. The effect of adopting this guidance is that changes in restricted cash previously reported as a change in investing activities are no longer presented as such and the balance of restricted cash is included with cash and cash equivalents in the Consolidated Statements of Cash Flows.

Recently Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customers.  ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

The Company expects to adopt ASU No. 2014-09 using the modified retrospective approach.  The Company has evaluated the impact of the new guidance and does not expect the adoption of the guidance to be material to its financial results of operations.  Additional information about the Company’s revenue streams and other considerations are summarized below.

Rental revenues – are derived from commercial lease agreements with tenants.  Rental income from real property is specifically excluded from ASU No. 2014-09.

Tenant reimbursements and other revenue – is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance and operating expenses.  Reimbursements from real estate taxes and certain other expenses are not included within the scope of ASU No. 2014-09.  Other income includes percentage rent under certain tenant leases.  Percentage rent is recognized as revenue when billed to the tenant and is treated as rental revenue.  Other income also includes termination fee income (fees attributable to the early termination of a tenant lease), parking fee income and income received pursuant to an economic development grant (attributable to the Richardson Heights property).  Termination fees, parking fees and income received in respect of the economic development fee grant are recognized as income when received.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period.  ASU No. 2016-01 is effective for the Company’s fiscal year commencing on January 1, 2018.  The Company does not anticipate that the adoption of ASU No. 2016-01 will have a material effect on its consolidated financial position or consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for the Company’s fiscal year commencing on January 1, 2019, but early adoption is permitted.  The Company does not anticipate that the adoption of ASU No. 2016-02 will have a material effect on its consolidated financial position or consolidated results of operations.

Note 3 — Real Estate

   Real estate assets consisted of the following, in thousands:

	December 31,
	2017	2016
Land	$ 62,320	$ 62,320
Buildings and improvements	134,069	127,206
In-place lease value intangible	63,573	63,573
	259,962	253,099
Less accumulated depreciation and amortization	(73,140)	(49,872)
Total real estate assets	$ 186,822	$ 203,227

       Depreciation expense for the years ended December 31, 2017 and 2016 was $7,713,000 and $6,581,000, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	December 31,
	2017	2016
In-place lease value intangible	$ 63,573	$ 63,573
Less: In-place leases – accumulated amortization	(50,190)	(34,635)
Acquired lease intangible assets, net	$ 13,383	$ 28,938

     The estimated aggregate future amortization amounts from acquired lease intangibles are as follows, in thousands:

Year ending December 31,	In-place lease amortization
2018	5,937
2019	3,452
2020	3,016
2021	967
2022	11
Total	$ 13,383

       Amortization expense for the year ended December 31, 2017 and 2016 was $15,555,000 and $15,907,000, respectively.

As of December 31, 2017 the Company owned or held a majority interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all located in Texas. As of December 31, 2017, the Company owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.  As of December 31, 2016 the Company owned 18 commercial properties comprising approximately 2,983,000 square feet plus three pad sites, all located in Texas. As of December 31, 2016, the Company owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and three properties located in San Antonio, Texas.

Acquisition fees earned by the Advisor were $0 and $1,574,000 for the years ended December 31, 2017 and 2016, respectively.  Asset management fees earned by the Advisor were $1,760,000 and $1,433,000 for the years ended December 31, 2017 and 2016, respectively. Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively.

On June 1, 2016, Hartman Westway One, LLC, a wholly owned subsidiary of the Operating Partnership, acquired a three-story office building containing approximately 165,982 square feet of office space located in Irving, Texas, commonly known as Westway One.  The Westway One property was acquired for $21,638,000, exclusive of closing costs and liabilities assumed, from an unaffiliated third-party seller.  The Westway One property was 100% occupied at the acquisition date.  An acquisition fee of $541,000 was earned by the Advisor in connection with the purchase of the Westway One property.

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

As of February 8, 2017, Hartman vREIT XXI, Inc. has acquired all of the Operating Partnership’s interests in the joint venture for $3,775,000.  See Note 11- Real Estate Held for Disposition.

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

On April 11, 2017, the Operating Partnership entered into a membership interest purchase agreement with Hartman vREIT XXI, Inc. (“vREIT XXI”), an affiliate of the Company.  Pursuant to the terms of a membership interest purchase agreement between vREIT XXI and the Company, vREIT XXI may acquire up to $10,000,000 of the equity membership interest of Operating Partnership in Hartman Three Forest Plaza, LLC (“Three Forest Plaza LLC”).  As of December 31, 2017, vREIT XXI has acquired an approximately 48.8% equity interest in Three Forest Plaza LLC for $8,700,000.

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

The Company’s indirect wholly owned subsidiary, Hartman Richardson Heights Properties, LLC (“HRHP LLC”), and the City of Richardson, Texas are parties to an economic development incentive agreement.  Under the terms of the agreement, the City of Richardson will pay annual grants to HRHP LLC in equal installments over a five-year period of up to $1.5 million and sales tax grants to be paid annually over the first 10 years of the Alamo Draft House lease.  The first economic development installment was received in September 2013.  The Company received installments of $300,000 in each of the years ended December 31, 2017 and 2016, respectively, which are included in tenant reimbursements and other revenues on the consolidated statements of operations.  The company has made application to receive a sales tax grant of $82,000 for the 2017 fiscal year of the economic development agreement. For the years ended December 31, 2017 and 2016, respectively, the Company received sales tax grants of $0 and $73,000 pursuant to the economic development incentive agreement, which is included in tenant reimbursements and other revenues on the consolidated statements of operations.

Payments received by the Company in the form of annual grants and annual sales tax grants are subject to refund or adjustment during the term of the economic development incentive agreement.  In general, the incentive agreement

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provides that the Company must continue to be in good standing with respect to the terms and conditions of the agreement and that the Alamo Draft House lessee must continue as a tenant of the Richardson Heights Property during the term of its lease agreement.  As of December 31, 2017, no uncured breach or default exists under the terms of the incentive agreement and the Company has no liability or other obligation to repay any grants received under the agreement.

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	Years ended December 31,
	2017	2016
Tenant receivables	$ 3,609	$ 2,889
Accrued rent	5,376	3,583
Allowance for doubtful accounts	(1,714)	(1,206)
Accrued rents and accounts receivable, net	$ 7,271	$ 5,266

As of December 31, 2017 and 2016, the Company had an allowance for uncollectible accounts of $1,715,000 and $1,206,000, respectively.  For the years ended December 31, 2017 and 2016, the Company recorded bad debt expense of $508,000 and $713,000, respectively, related to tenant receivables that the Company have specifically identified as potentially uncollectible based on the Company’s assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	Years ended December 31,
	2017	2016
Deferred leasing commissions	$ 8,634	$ 6,116
Less: accumulated amortization	(2,557)	(1,341)
Deferred leasing commission costs, net	$ 6,077	$ 4,775

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancelable operating leases which provide for minimum base rentals.  A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2017 is as follows, in thousands:

Year ending December 31,	Minimum Future Rents
2018	$ 34,634
2019	27,534
2020	23,255
2021	19,961
2022	14,617
Thereafter	28,064
Total	$ 148,065

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “TCB Credit Facility”) with Texas Capital Bank.  The TCB Credit Facility is secured by the Gulf Plaza, Timbercreek, Copperfield and One Technology Center properties.  The borrowing base based on the collateral properties is $20.925 million.  The TCB Credit Facility note, bears interest at the greater of 4.25% per annum or the bank’s prime rate plus 1% per annum.  The interest rate was 5.25% and 4.75% per annum as of December 31, 2017 and 2016, respectively.  All borrowings under the TCB Credit Facility mature on May 9, 2018.

The outstanding balance under the TCB Credit Facility was $11,800,000 and $7,800,000 as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, the amount available to be borrowed is $9,125,000.    As of December 31, 2017, the Company was in compliance with all loan covenants.

The Company is a party to a $15.525 million revolving credit agreement (the “EWB Credit Facility”) with East West Bank.  The borrowing base of the EWB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The EWB Credit Facility is secured by the Commerce Plaza Hillcrest, Corporate Park Place and 400 North Belt properties.  The EWB Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.75% and 4.25% per annum as of December 31, 2017 and 2016, respectively.  The loan matures on November 22, 2018.

On October 8, 2015 the Company entered into a second revolving credit agreement with East West Bank (the “EWB II Credit Facility”).  The borrowing base of the EWB II Credit Facility is $9.9 million and may be adjusted from time to time subject to the lender’s underwriting with respect to the real property collateral.    The EWB Credit Facility is secured by the Ashford Crossing and Skymark Tower properties.  The EWB II Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.75% and 4.25% per annum as of December 31, 2017 and 2016, respectively.  The loan matures on November 22, 2018.

The outstanding balance under the EWB Credit Facility and EWB II Credit Facility was $21,900,000 as of December 31, 2017 and 2016, respectively.  As of December 31, 2017, the amount available to be borrowed was $3,525,000, respectively.  As of December 31, 2017, the Company was in compliance with all loan covenants.

On June 13, 2014, the Company, through the Operating Partnership, entered into four term loan agreements with an insurance company, each loan being secured by a collateral property.  Each of the loans secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property require monthly payments of principal and interest due and payable on the first day of each month.  Monthly payments are based on a 27-year loan amortization.  Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements.  Each of the loan agreements provides for a fixed interest rate of 4.61%.  As of December 31, 2017, we were in compliance with all loan covenants.  Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents.  The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans.  The outstanding balance of the four loans was $46,288,000 and $47,264,000 as of December 31, 2017 and 2016, respectively.

On December 30, 2014, Hartman Energy LLC and the Company entered into a loan assumption agreement by and among U.S. Bank National Association, as Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2011-C-3, as lender; BRI 1841 Energy Plaza, LLC, as borrower; Ariel Bentata, as guarantor; Hartman Energy LLC, as buyer; and the Company, as the new guarantor.  The loan in the original amount of $10,900,000 and dated May 20, 2011, is evidenced by a promissory note, a deed of trust, assignment of leases and rents and security agreement.  The loan agreement provides for a fixed interest rate of 5.30% per annum.  The outstanding balance of the loan assumed was $10,363,000.  The loan maturity date is June 10, 2021.  Monthly payments of principal and interest are due and payable on the tenth day of each month beginning January 11, 2015 until June 10, 2021 based on a 30-year loan amortization.  The loan agreement is subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreement.  As of December 31, 2017, we were in compliance with all loan

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

covenants.  The loan agreement is secured by a deed of trust; assignment of licenses, permits and contracts; assignment and subordination of the management agreements; and assignment of rents. The outstanding balance was $9,814,000 and $10,007,000 as of December 31, 2017 and 2016, respectively.

On June 1, 2016, Hartman Westway One, LLC, entered into a three-year loan agreement with Southside Bank for the principal sum of $10,819,000, having a maturity date of June 1, 2019. The interest rate is the lesser of one-month LIBOR plus 2.50% or 2.50%.  The interest rate was 3.73% and 3.12% per annum as of December 31, 2017 and 2016, respectively.  The outstanding balance was $10,819,000 as of December 31, 2017 and 2016, respectively.

On December 22, 2016, Hartman Three Forest Plaza, LLC, entered into a three-year loan agreement with Southside Bank for the principal sum of $19,828,000, having a maturity date of December 31, 2019 with an extension of one year possible. The interest rate is the lesser of one-month LIBOR plus 2.80% or 2.80%.  The interest rate was 4.17% and 3.56% per annum as of December 31, 2017 and 2016, respectively. The loan agreement requires monthly deposits of $30,500 to a capital reserve account, subject to a maximum capital reserve account balance of $366,600.  Mortgage proceeds funded at closing were $17,828,000. The outstanding balance was $17,828,000 as of December 31, 2017 and 2016, respectively.  The remaining $2,000,000 of loan proceeds are available, subject to the terms of loan agreement, to fund tenant improvements and leasing commissions.

The following is a summary of the mortgage notes payable as of December 31, 2017, in thousands:

				December 31,
Property/Facility	Payment (1)	Maturity Date	Rate	2017	2016
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$ 18,804	$ 19,200
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,819	7,984
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,819	7,984
Mitchelldale (2)	P&I	July 1, 2041	4.61%	11,846	12,096
Energy Plaza I & II	P&I	June 10, 2021	5.30%	9,814	10,007
Westway One	IO	June 1, 2019	3.73%	10,819	10,819
Three Forest Plaza	IO	December 31, 2019	4.17%	17,828	17,828
TCB Credit Facility	IO	May 9, 2018	5.25%	11,800	7,800
EWB Credit Facility	IO	November 22, 2018	4.75%	12,000	12,000
EWB II Credit Facility	IO	November 22 2018	4.75%	9,900	9,900
				$ 118,449	$ 115,618
Less unamortized deferred loan costs				(1,212)	(1,467)
				$ 117,237	$ 114,151

(1)

Principal and interest (P&I) or interest only (IO).

(2)

Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual maturities of notes payable as of December 31, 2017 are as follows, in thousands:

Year ending December 31,	Amount Due
2018	$ 35,111
2019	30,030
2020	1,450
2021	10,451
2022	1,342
Thereafter	40,065
Total	$ 118,449

The Company’s loan costs are amortized using the straight-line method over the term of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	Years ended December 31,
	2017	2016
Deferred loan costs	$ 2,348	$ 2,160
Less: deferred loan cost accumulated amortization	(1,136)	(693)
Total cost, net of accumulated amortization	$ 1,212	$ 1,467

Interest expense incurred for the year ending December 31, 2017 and 2016 was $5,764,000 and $3,737,000, respectively.  Interest expense of $283,000 and $224,000 was payable as of December 31, 2017 and 2016, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

	Years ended December 31,
	2017	2016
Numerator:
Net loss attributable to common stockholders	($8,982,000)	($11,046,000)

Denominator:
Basic and diluted weighted average shares outstanding	18,109,553	17,361,594
Basic and diluted loss per common share:
Net loss attributable to common stockholders	($0.49)	($0.64)

Note 9 — Income Taxes

       Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  The Company’s federal income tax returns for the years ended December 31, 2014, 2015 and 2016 have not been examined by the Internal Revenue Service.  The Company’s federal income tax return for the year ended December 31, 2014 may be examined on or before September 15, 2018.

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

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31:

	2017	2016
Ordinary income (unaudited)	29.4%	34.8%
Return of capital (unaudited)	70.6%	65.2%
Capital gains distribution (unaudited)	-	-
Total	100.0%	100.0%

A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $244,000 and $197,000 was recorded in the consolidated financial statements for the years ended December 31, 2017 and 2016, respectively, with a corresponding charge to real estate taxes and insurance.

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

The Company pays acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company.  The Company pays property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties.  For the years ended December 31, 2017 and 2016 the Company incurred property management fees and reimbursements of $4,038,000 and $3,611,000, respectively, and $2,518,000 and $3,110,000, respectively for leasing commissions owed to our Property Manager.  We incurred asset management fees of $1,760,000 and $1,433,000, respectively owed to Advisor.  Acquisition fees incurred to the Advisor were $0 and $1,574,000 for the years ended December 31, 2017 and 2016, respectively.  Property management fees and reimbursements are included in property operating expense in the accompanying consolidated statements of operations.  Asset management fees and acquisition fees are captioned as such in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company had a balance due (from) to the Property Manager of ($3,207,000) and $518,000 as of December 31, 2017 and December 31, 2016, respectively.

The Company had a balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $6,229,000 and $4,474,000 as of December 31, 2017 and 2016, respectively. The balance due from Hartman XIX includes a loan from the Company to Hartman XIX in the original amount of $4,500,000, which is not evidenced by a promissory note.  Interest has been accrued on the loan amount at an annual rate of 6%. The amount was advanced to Hartman XIX in connection with the affiliate stock purchase described below in this note.  The $2,029,000 balance due from Hartman XIX is included in Due to related parties, and the principal balance of the affiliate loan of $4,200,000 and is included in Notes receivable – related party, in the accompanying consolidated balance sheets.  The Company recognized interest income on the affiliate note in the amount of $252,000 for each of the years ended December 31, 2017 and 2016, respectively, which is included in interest income in the accompanying consolidated statements of operations.

The Company owed the Advisor $554,000 and $243,000 for asset management fees as of December 31, 2017 and December 31, 2016, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if the Company do not own all or a majority of an asset.

On January 26, 2016, the Company’s board of directors approved the acquisition by the Company of up to $13.0 million in shares of common stock of Hartman Income REIT, Inc. (“HIREIT”), an affiliate of the Company, in connection with a tender offer by Hartman XIX to acquire for its account up to $2.0 million in shares of HIREIT common stock.  On February 5, 2016, the Company advanced $4,500,000 to Hartman XIX in connection with Hartman XIX’s contemplated acquisition of HIREIT shares.  The Company has $4,200,000 of the principal balance remaining on this note receivable as of December 31, 2017 and 2016, respectively, as noted hereinabove and is included in Notes receivable – related party in the accompanying consolidated balance sheets.  As of December 31, 2016, the Company acquired 1,561,523 shares of the common stock of HIREIT for $8,978,000.  The Company’s investment in HIREIT is accounted for under the cost method. The Company’s approximately 11% ownership interest in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets.  The Company received dividend distributions from HIREIT of $425,000 and $283,000 for the years ended December 31, 2017 and 2016, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

On May 17, 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager.  Pursuant to the terms of the promissory note, TRS will receive a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance.  The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST.  The maturity date of the promissory note is May 17, 2019.  This note receivable had an outstanding balance of $5,515,000 and $8,231,000 as of December 31, 2017 and 2016, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets.  For the years ended December 31, 2017 and 2016, respectively, interest and dividend income in the accompanying consolidated statements of operations, includes $655,000 and $456,000 of interest income. As of December 31, 2017 and 2016, respectively, the balance due from TRS by Retail II Holdings is $264,000 and $144,000, respectively.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 and 2016, respectively, the Company had a net balance due to Hartman vREIT XXI of $236,000 and $0, related to the acquisition of joint venture interests from the Company.

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

As of February 8, 2017, the Operating Partnership sold all of its interest in the joint venture for $3,675,000.  The Company’s investment in the Village Pointe property joint venture is presented as real estate held for disposition in the accompanying consolidated balance sheets.  The Company’s share of operations for the year ended December 31, 2017 and 2016, respectively, is presented as loss from discontinued operations in the accompanying consolidated statements of operations.

Loss from discontinued operations with respect to the Village Pointe Property is as follows, in thousands:

	Years ended December 31,
	2017	2016
Total revenues	$ 44	$ 118

Property operating expenses	6	12
Real estate taxes and insurance	8	18
Asset management fees	3	7
General and administrative	1	7
Interest expense	7	105
Total expenses	25	149

Gain on disposition	31	-

Net income (loss) from discontinued operations	$ 50	$ (31)

Property operating expenses include $2,000 and $8,000 in property management fees and reimbursements earned by the Property Manager for the years ended December 31, 2017 and 2016, respectively.  Asset management fees were earned by Advisor.  Interest expense for the year ended December 31, 2016 includes $70,500 to the Operating Partnership for the bridge loan to Hartman Village Pointe, LLC and $34,000 of mortgage loan interest expense for the bridge loan for the period from November 14, 2016 to December 14, 2016.

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

       Under the articles of incorporation, the Company has authority to issue 750,000,000 common shares of beneficial interest, $0.001 par value per share, and 200,000,000 preferred shares of beneficial interest, $0.001 par value per share.

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

Preferred Stock

       Under the Company’s articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of December 31, 2017 and 2016 the Company has issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

Stock-Based Compensation

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the years ended December 31, 2017 and 2016, respectively, the Company granted 6,000 and 6,000 shares of restricted common stock to independent directors as compensation for services.  The Company recognized $79,000 and $79,000 as stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively, based upon the estimated fair value per share.  Stock-based compensation also includes incentive plan awards discussed at Note 13.  These amounts are included in general and administrative expenses for the years ended December 31, 2017 and 2016, respectively in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid in cash and through the distribution reinvestment plan, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2017
4th Quarter	$ 0.175	$ 3,166
3rd Quarter	0.175	3,169
2nd Quarter	0.175	3,180
1st Quarter	0.175	3,135
Total	$ 0.700	$ 12,650

2016
4th Quarter	$ 0.175	$ 3,173
3rd Quarter	0.175	3,213
2nd Quarter	0.175	3,042
1st Quarter	0.175	2,478
Total	$ 0.700	$ 11,906

Note 13 – Incentive Awards Plan

The Company has adopted an incentive plan (the “Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. The Company has initially reserved 5,000,000 shares of the Company’s common stock for the issuance of awards under the Company’s stock incentive plan, but in no event more than ten (10%) percent of the Company’s issued and outstanding shares. The number of shares reserved under the Company’s stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or canceled from awards under the Company’s stock incentive plan also will be available for future awards.  The Compensation Committee of the Board of Directors approved awards of 1,000 shares of restricted common stock that were effective January 1, 2016 each of two executives of Hartman Income REIT Management, the Property Manager for the Company. The Company recognized stock-based compensation expense of $25,000 with respect to these awards based on the estimated net asset value per share of $12.40 for the year ended December 31, 2016. No similar award or expenses is recognized in 2017.

Note 14– Commitments and Contingencies

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

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2017

(Dollars in thousands)

			Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements
Richardson Heights	12/28/2010	1958	$ 4,788	$ 10,890	$ 3,472	$ 19,150	$ 6,929
Cooper Street	5/11/2012	1992	2,653	5,768	2,192	10,613	470
Bent Tree Green	10/16/2012	1983	3,003	6,272	2,740	12,015	2,941
Parkway I&II	3/15/2013	1980	2,373	4,765	2,352	9,490	2,425
Gulf Plaza	3/11/2014	1983	3,488	6,005	4,457	13,950	223
Mitchelldale	6/13/2014	1977	4,794	9,816	4,565	19,175	2,110
Energy Plaza I&II	12/30/2014	1980/1982	4,403	6,840	6,367	17,610	935
Timbercreek	12/30/2014	1984	724	962	1,211	2,897	295
Copperfield	12/30/2014	1986	605	760	1,054	2,419	260
Commerce Hillcrest	5/1/2015	1973	6,500	1,031	3,869	11,400	1,829
400 North Belt	5/8/2015	1982	2,538	3,800	3,812	10,150	1,909
Ashford Crossing	7/31/2015	1983	2,650	4,240	3,710	10,600	1,272
Corporate Park Place	8/24/2015	1980	2,375	5,215	1,910	9,500	581
Skymark Tower	9/2/2015	1985	2,212	4,404	2,230	8,846	752
One Technology Center	11/10/2015	1984	4,894	8,558	6,123	19,575	1,431
Westway One	6/01/2016	2001	5,410	11,277	4,951	21,638	77
Three Forest Plaza	12/22/2016	1983	8,910	18,187	8,558	35,655	841
Total			$ 62,320	$ 108,790	$ 63,573	$ 234,683	$ 25,280

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2017

(Dollars in thousands)

	Gross Carrying Amount at December 31, 2017
Property	Land	Building and Improvements	In-place lease value intangible	Total	Accumulated Depreciation & Amortization	Net Book Carrying Value	Encumbrances (1)
Richardson Heights	$ 4,788	$ 17,819	$ 3,472	$ 26,079	$ 7,762	$ 18,317	$ 19,200
Cooper Street	2,653	6,238	2,192	11,083	3,853	7,230	7,984
Bent Tree Green	3,003	9,213	2,740	14,956	4,894	10,062	7,984
Parkway I&II	2,373	7,190	2,352	11,915	4,113	7,802	(2)
Gulf Plaza	3,488	6,228	4,457	14,173	5,403	8,771	(2)
Mitchelldale	4,794	11,926	4,565	21,285	6,992	14,363	12,096
Energy Plaza I&II	4,403	7,775	6,367	18,545	6,946	11,5990	10,007
Timbercreek	724	1,257	1,211	3,192	1,003	2,189	(2)
Copperfield	605	1,020	1,054	2,679	658	2,021	(2)
Commerce Hillcrest	6,500	2,860	3,869	13,229	4,880	8,349	(3)
400 North Belt	2,538	5,709	3,812	12,059	4,968	7,091	(3)
Ashford Crossing	2,650	5,512	3,710	11,872	3,957	7,915	(3)
Corporate Park Place	2,375	5,796	1,910	10,081	2,761	7,320	(3)
Skymark Tower	2,212	5,156	2,230	9,598	2,676	6,922	(3)
One Technology Center	4,894	9,989	6,123	21,006	7,255	13,751	(2)
Westway One	5,410	11,354	4,951	21,715	2,061	19,654	10,819
Three Forest Plaza	8,910	19,027	8,558	36,495	3,028	33,467	17,828
Total	$ 62,320	$ 134,069	$ 63,573	$ 259,962	$ 73,140	$ 186,822	$ 85,918

(1)

Specific encumbrances represent mortgage loans secured by the property indicated.

(2)

Property pledged as mortgage collateral for revolving credit facility with Texas Capital Bank.  As of December 31, 2017, the borrowing base value of the collateral properties is $20,925,000.

(3)

Property pledged as mortgage collateral for revolving credit facilities with East West Bank.  As of December 31, 2017, the borrowing base value of the collateral properties is $25,425,000.

(4)

The aggregate cost of real estate for federal income tax purposes was $259,963,000 as of December 31, 2017.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2017

Summary of activity for real estate assets for the years ended December 31, 2017 and 2016, in thousands:

	Years ended December 31,
	2017	2016
Balance at beginning of period	$ 253,099	$ 189,707
Additions during the period:
Acquisitions	-	57,293
Improvements	6,863	6,099
	6,863	63,392
Reductions – cost of real estate assets sold	-	-
Balance at end of period	$ 259,962	$ 253,099