Form 10-Q
period 2018-05-08
Hartman Short Term Income Properties XX, Inc.
filed 2018-05-11
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of May 1, 2018, there were 18,009,520 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2018	December 31, 2017
ASSETS	Unaudited

Real estate assets, at cost	$261,088	$259,962
Accumulated depreciation and amortization	(77,394)	(73,140)
Real estate assets, net	183,694	186,822

Cash and cash equivalents	96	1,586
Restricted cash	2,371	2,371
Accrued rent and accounts receivable, net	7,971	7,271
Notes receivable - related party	9,712	9,715
Deferred leasing commission costs, net	6,565	6,077
Goodwill	250	250
Due from related parties	11,421	5,736
Prepaid expenses and other assets	2,594	1,906
Investment in affiliate	8,978	8,978
Total assets	$233,652	$230,712

LIABILITIES AND EQUITY

Liabilities:
Notes payable, net	$125,942	$117,237
Accounts payable and accrued expenses	7,322	10,999
Due to related parties	1,477	554
Tenants' security deposits	1,946	1,883
Total liabilities	136,687	130,673

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 18,009,520 shares and 18,003,520 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	18	18
Additional paid-in capital	167,947	167,871
Accumulated distributions and net loss	(84,175)	(81,188)
Total stockholders' equity	83,790	86,701
Noncontrolling interests in subsidiary	13,175	13,338
Total equity	96,965	100,039
Total liabilities and equity	$233,652	$230,712

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2018	2017
Revenues
Rental revenues	$9,952	$9,685
Tenant reimbursements and other revenues	1,535	1,537
Total revenues	11,487	11,222

Expenses (income)
Property operating expenses	3,597	3,199
Asset management and acquisition fees	440	440
Real estate taxes and insurance	1,462	1,504
Depreciation and amortization	4,254	6,158
General and administrative	346	577
Interest expense	1,562	1,383
Interest and dividend income	(310)	(352)
Total expenses, net	11,351	12,909
Income (loss) from continuing operations	136	(1,687)
Loss from discontinued operations, net	—	(8)
Net income (loss)	136	(1,695)
Net (loss) income attributable to noncontrolling interests	(28)	64
Net income (loss) attributable to common stockholders	$164	$(1,759)

Net income (loss) attributable to common stockholders per share	$0.01	$(0.10)
Weighted average number of common shares outstanding, basic and diluted	18,006	18,166

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	1	$—	18,004	$18	$167,871	$(81,188)	$86,701	$13,338	$100,039
Issuance of common shares	—	—	6	—	76	—	76	—	76
Distributions	—	—	—	—	—	(3,151)	(3,151)	(135)	(3,286)
Net (loss) income	—	—	—	—	—	164	164	(28)	136
Balance, March 31, 2018	1	$—	18,010	$18	$167,947	$(84,175)	83,790	$13,175	$96,965

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	136	(1,695)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	19	19
Depreciation and amortization	4,254	6,158
Deferred loan and lease commission costs amortization	101	394
Bad debt (recovery) provision, net	(4)	151
Loss on real estate held for disposition	—	27
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(696)	(998)
Deferred leasing commissions	(492)	(821)
Prepaid expenses and other assets	(688)	(734)
Accounts payable and accrued expenses	(4,104)	(3,947)
Due to/from related parties	(4,762)	60
Tenants' security deposits	63	19
Net cash used in operating activities	(6,173)	(1,367)

Cash flows from investing activities:
Acquisition deposits	—	20
Proceeds received - disposition of joint venture real estate held for disposition	—	2,214
Notes receivable - related party	3	—
Additions to real estate	(1,126)	(1,995)
Net cash (used in) provided by investing activities	(1,123)	239

Cash flows from financing activities:
Distributions to common stockholders and non-controlling interest	(3,286)	(3,265)
Repayment under insurance premium finance note	—	(112)
Borrowings under insurance premium finance note	484	562
Repayments under term loan notes	(417)	(311)
Borrowings under revolving credit facility	9,025	1,000
Net cash provided by (used in) financing activities	5,806	(2,126)

Net change in cash and cash equivalents	(1,490)	(3,254)
Cash and cash equivalents and restricted cash at the beginning of period	3,957	5,625
Cash and cash equivalents and restricted cash at the end of period	2,467	2,371

Supplemental cash flow information:
Cash paid for interest	1,445	1,260

Supplemental disclosures of non-cash activities:
(Decrease) increase in distribution payable	—	5
Director's stock compensation shares issued	76	79

Village Pointe Assets/Liabilities - disposed:
Real estate	$—	$(7,050)
Note payable, net	$—	$3,460
Net other assets and liabilities	$—	$(217)

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization and Business

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

On April 11, 2017, the Operating Partnership entered into a membership interest purchase agreement with Hartman vREIT XXI, Inc. (“vREIT XXI”), an affiliate of the Company. Pursuant to the terms of a membership interest purchase agreement between vREIT XXI and the Company, vREIT XXI may acquire up to $10,000,000 of the equity membership interest of Operating Partnership in Hartman Three Forest Plaza, LLC (“Three Forest Plaza LLC”). As of March 31, 2018, vREIT XXI has acquired an approximately 48.8% equity interest in Three Forest Plaza LLC for $8,700,000.

Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement (the “Advisory Agreement”) by and among the Company and Advisor. Management of the Company’s properties is through the Property Manager.

As of March 31, 2018 and 2017, respectively, the Company owned or held a majority ownership interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all located in Texas. The Company owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

On July 21, 2017, the Company and Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), entered into an agreement and plan of merger (the “XIX Merger Agreement”). On July 21, 2017, as subsequently modified on May 8 2018, the Company, the Operating Partnership, Hartman Income REIT, Inc. (“HIREIT”) and Hartman Income REIT Operating Partnership LP, the operating partnership of HIREIT, (“HIROP”), entered into an agreement and plan of merger (the “HIREIT Merger Agreement,” and together with the XIX Merger Agreement, the “Merger Agreements”).

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

Subject to the terms and conditions of the HIREIT Merger Agreement, (a) in connection with the HIREIT Merger, (i) each share of common stock of HIREIT (the “HIREIT Common Stock”) issued and outstanding immediately prior to the REIT Merger Effective Time (as defined in the HIREIT Merger Agreement) will be automatically cancelled and retired and converted into the right to receive 0.752222 shares of Company Common Stock, and (ii) each share of subordinate common stock of HIREIT will be automatically cancelled and retired and converted into the right to receive 0.863235 shares of Company Common Stock, and (b) in connection with the Partnership Merger, each unit of limited partnership interest in HIREIT Operating Partnership (“HIREIT OP Units”) issued and outstanding immediately prior to the Partnership Merger Effective Time (as defined in the HIREIT Merger Agreement) (other than any HIREIT OP Units held by HIREIT) will be automatically cancelled and retired and converted into the right to receive 0.752222 validly issued, fully paid and non-assessable units of limited partnership interests in XX Operating Partnership.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2017 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of March 31, 2018 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2018, and the results of consolidated operations for the three months ended March 31, 2018 and 2017, the consolidated statement of stockholders’ equity for the three months ended March 31, 2018 and the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017.  The results of the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of March 31, 2018 and December 31, 2017 consisted of demand deposits at commercial banks.

Restricted Cash - As of March 31, 2018 and December 31, 2017, the Company had a restricted cash balance of $2,371,000, which represents amounts set aside as impounds to be disbursed to the Company upon achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property.

The lender has the right to draw any of the remaining funds and apply the same to the outstanding loans at the lender’s sole discretion. The Company’s right to draw upon the restricted funds expires June 30, 2018. Restricted funds not drawn as of that date will be applied as prepayments of loan principal.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties. The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $125,493,000 and $116,777,000 as compared to book value of $127,057,000 and $118,358,000 as of March 31, 2018 and December 31, 2017, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of financial instruments is based on relevant information available as of March 31, 2018 and December 31, 2017.

Revenue Recognition

The Company’s leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The Company’s accrued rents are included

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in accrued rent and accounts receivable, net.  The Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved Additionally, Cost recoveries from tenants are included in the Tenant Reimbursement and Other Revenues line item in the income statement in the period the related costs are incurred.

As of January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach and the adoption of this guidance did not have a material impact on the consolidated financial statements. The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASU 2014-09. The Company’s other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASU 2014-09. Additionally, the Company’s property dispositions have historically been cash sales with no contingencies and no future involvement in the property, as a result, the new guidance is not expected to have an effect on the Company’s real estate transactions, however, the Company will account future sales of real estate properties in accordance with requirements of ASU 2014-09.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2018 and December 31, 2017.

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

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $32,000 and $55,000 for the three months ended March 31, 2018 and 2017, respectively.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2018 and 2017, the Company incurred a net income (loss) of $136,000 and ($1,695,000), respectively. The Company has formed a taxable REIT subsidiary which may generate future taxable income, which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs.  The Company has reviewed the provisions of the law that pertain to the Company and have determined them to have no material income tax effect for financial statement purposes for the quarter ended March 31, 2018 or for the year ended December 31, 2017.

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of March 31, 2018 and 2017, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2018 and 2017 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

The Company maintains cash accounts in two U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts may exceed the federally insured limits. As of March 31, 2018, there were no accounts with balances in excess of the federally insured limits. No losses have been incurred in connection with these deposits.

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
Pursuant to ASU 2014-15, “Presentation of Financial Statements - Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one-year after the date that these consolidated financial statements are issued.  The TCB Credit Facility, the EWB Credit Facility and the EWB II Credit Facility have maturity dates, each of which is less than twelve months from the date these consolidated financial statements were issued.  Management has considered whether the conditions of the credit facility maturity dates raise substantial doubt that the Company’s ability to continue as a going concern and meet these debt obligations when they become due.

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

Recent Accounting Pronouncements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 1, 2018, the Company adopted the new accounting standard codified in Accounting Standards Codification (“ASC”) 606 - “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaces most existing revenue recognition guidance under GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. Certain contracts with customers, principally lease contracts, are not within the scope of the new guidance. The Company has elected to use the modified retrospective method. The adoption of ASC 606 has no impact on the Company’s consolidated financial statements on adoption” at January 1, 2018. The Company has adopted this guidance for all periods presented.

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” issued by the Financial Accounting Standards Board (“FASB”), which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. The adoption of ASU No. 2016-01 has no material effect on our consolidated financial position or our consolidated results of operations.

On January 1, 2018, the Company adopted ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” issued by the FASB, which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation.

Beginning with the quarterly period ending December 31, 2017, the Company adopted ASU No. 2016-18, “Classification of Restricted Cash,” issued by the FASB, which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has elected to use the retrospective method. The Company has adopted this guidance in the fourth quarter of fiscal year 2017 and applied this presentation retroactively to all periods presented in these consolidated financial statements. The effect of adopting this guidance is that any changes in restricted cash previously reported as a change in investing activities are no longer presented as such and the balance of restricted cash is included with cash and cash equivalents in the Consolidated Statements of Cash Flows

Recent Accounting Pronouncements Not Yet Adopted
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

Note 3 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	March 31, 2018	December 31, 2017
Land	$62,320	$62,320
Buildings and improvements	135,195	134,069
In-place lease value intangible	63,573	63,573
	261,088	259,962
Less accumulated depreciation and amortization	(77,394)	(73,140)
Total real estate assets	$183,694	$186,822

       Depreciation expense for the three months ended March 31, 2018 and 2017 was $1,753,000 and $1,811,000, respectively. Amortization expense of in-place lease value intangible was $2,501,000 and $4,347,000 for the three months ended March 31, 2018 and 2017, respectively.

Acquisition fees paid to Advisor were $0 for the three months ended March 31, 2018 and 2017, respectively. Asset management fees incurred and paid to Advisor were $440,000 for the three months ended March 31, 2018 and 2017, respectively. Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	March 31, 2018	December 31, 2017
In-place lease value intangible	$63,573	$63,573
In-place leases – accumulated amortization	(52,691)	(50,190)
Acquired lease intangible assets, net	$10,882	$13,383

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	March 31, 2018	December 31, 2017
Tenant receivables	$4,101	$3,609
Accrued rent	5,580	5,376
Allowance for uncollectible accounts	(1,710)	(1,714)
Accrued rents and accounts receivable, net	$7,971	$7,271

As of March 31, 2018 and December 31, 2017, the Company had an allowance for uncollectible accounts of $1,710,000 and $1,714,000, respectively.  For the three months ended March 31, 2018 and 2017, the Company recorded bad debt expense in the amount of ($4,000) and $151,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the three months ended March 31, 2018 and 2017, the Company recorded write-offs of $0, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	March 31, 2018	December 31, 2017
Deferred leasing commissions costs	$9,126	$8,634
Less: accumulated amortization	(2,561)	(2,557)
Deferred leasing commission costs, net	$6,565	$6,077

Note 6 — Notes Payable

The Company is a party to a $30.0 million revolving credit agreement (the “TCB Credit Facility”) with Texas Capital Bank.  The TCB Credit Facility is secured by the Gulf Plaza, Parkway Plaza I&II, Timbercreek, Copperfield and One Technology Center properties. The borrowing base of the collateral properties is $20.925 million. The TCB Credit Facility note, bears interest at the greater of 4.25% per annum or the bank’s prime rate plus 1% per annum. The interest rate was 5.50% and 5.25% per annum as of March 31, 2018 and December 31, 2017.  As of April 1, 2017, the Company will pay 0.25% per annum on the unused balance of the TCB Credit Facility. All borrowings under the TCB Credit Facility mature on May 9, 2018. Texas Capital Bank has delivered a letter of modification for the TCB Credit Facility extending the current maturity date to July 9, 2018.
The outstanding balance under the TCB Credit Facility was $17,300,000 as of March 31, 2018 and $11,800,000 as of December 31, 2017, respectively.  As of March 31, 2018, the amount available to be borrowed is $3,625,000.  As of March 31, 2018, the Company was in compliance with all loan covenants under the TCB Credit Facility.
The Company is a party to a $15.525 million revolving credit agreement (the “EWB Credit Facility”) with East West Bank.  The borrowing base of the EWB Credit Facility may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.    The EWB Credit Facility is secured by the Commerce Plaza Hillcrest, Corporate Park Place and 400 North Belt properties.  The EWB Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.75% and 4.25% per annum as of March 31, 2018 and as of December 31, 2017, respectively.  All loans under the EWB Credit Facility mature on November 22, 2018.
On October 8, 2015, the Company entered into a second revolving credit agreement with East West Bank (the “EWB II Credit Facility”).  The borrowing base of the EWB II Credit Facility is $9.9 million and may be adjusted from time to time subject to the

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

lender’s underwriting with respect to the real property collateral.    The EWB II Credit Facility is secured by the Ashford Crossing and Skymark Tower properties.  The EWB II Credit Facility note bears interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 4.75% per annum as of March 31, 2018 and as of December 31, 2017, respectively. The Company and East West Bank have agreed to a one-year extension and modification of the EWB Credit Facility and the EWB II Credit Facility.  As modified the EWB Credit Facility and the EWB II Credit Facility will mature on November 22, 2018.
The aggregate outstanding balance under the EWB Credit Facility and EWB II Credit Facility was $25,425,000 and $21,900,000 as of March 31, 2018 and December 31, 2017, respectively.  As of March 31, 2018, the aggregate amount available to be borrowed under the EWB Credit Facility and EWB II Credit Facility is $3,525,000.  As of March 31, 2018, the Company was in compliance with all loan covenants under the EWB Credit Facility and EWB II Credit Facility.
The following is a summary of the Company’s notes payable as of March 31, 2018, in thousands:

Property/Facility	Payment (1)	Maturity Date	Rate	March 31, 2018	December 31, 2017
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$18,656	$18,804
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,758	7,819
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,758	7,819
Mitchelldale (2)	P&I	July 1, 2041	4.61%	11,752	11,846
Energy Plaza I & II	P&I	June 10, 2021	5.30%	9,761	9,814
Westway One	IO	June 1, 2019	3.87%	10,819	10,819
Three Forest Plaza	IO	December 31, 2019	4.17%	17,828	17,828
TCB Credit Facility (3)	IO	July 9, 2018	5.50%	17,300	11,800
EWB Credit Facility	IO	November 22, 2018	4.75%	15,525	12,000
EWB II Credit Facility	IO	November 22, 2018	4.75%	9,900	9,900
				$127,057	$118,449
Less unamortized deferred loan costs				(1,115)	(1,212)
				$125,942	$117,237

(1)	Principal and interest (P&I) or interest only (IO).

(2)
Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.

(3)	Texas Capital Bank has delivered a letter of modification extending the May 9, 2018 maturity date to July 9, 2018.

Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	March 31, 2018	December 31, 2017
Deferred loan costs	$2,348	$2,348
Less: deferred loan cost accumulated amortization	(1,233)	(1,136)
Total cost, net of accumulated amortization	$1,115	$1,212

Interest expense incurred for the three months ended March 31, 2018 and 2017 was $1,562,000 and $1,383,000, respectively, which includes amortization expense of deferred loan costs. Interest expense of $303,000 and $283,000 was payable as of March 31, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note 7 — Income (Loss) Per Share

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss) attributable to common stockholders	$164,000	$(1,759,000)

Denominator:
Basic and diluted weighted average shares outstanding	18,006,000	18,166,000
Basic and diluted loss per common share:
Net income (loss) attributable to common stockholders	$0.01	$(0.10)

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

For the three months ended March 31, 2018 and 2017, the Company incurred a net income (loss) of $136,000 and ($1,695,000), respectively. The Company formed one taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded considering the net loss carry forward would be properly offset by an equal valuation allowance in that no material current or future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

For the three months ended March 31, 2018 and 2017 the Company incurred $440,000, respectively, for asset management fees payable to the Advisor.  No acquisition fees were incurred to Advisor for the three months ended March 31, 2018 and 2017, respectively.

Property operating expenses include property management fees and reimbursements due to the Property Manager of $994,000 and $1,013,000 for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, respectively, the Company incurred $492,000 and $821,000 for leasing commissions and $30,000 and $88,000 for construction management fees due to the Property Manager. Leasing commissions and construction management fees are included in deferred leasing commission costs and real estate assets, respectively, in the consolidated balance sheets.

       As of March 31, 2018, and December 31, 2017, respectively, the Company had a net balance due/from the Property Manager of $7,410,000 and due to $3,721,000.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company had a balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $8,346,000 and $6,229,000 as of March 31, 2018 and December 31, 2017, respectively. The balance due from Hartman XIX includes a loan from the Company to Hartman XIX in the original amount of $4,400,000, which is not evidenced by a promissory note. Interest has been accrued on the loan amount at an annual rate of 6%. The amount was advanced to Hartman XIX in connection with the affiliate stock purchase described below in this note. The $3,946,000 and $2,029,000 balance due from Hartman XIX as of March 31, 2018 and December 31, 2017, respectively, is included in Due from related parties, and the principal balance of the affiliate loan of $4,200,000 as of March 31, 2018 and December 31, 2017, respectively, is included in Notes receivable - related party, in the accompanying consolidated balance sheets. The Company recognized interest income on the affiliate note in the amount of $68,000 and $68,000 for the three months ended March 31, 2018 and 2017, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

The Company owed the Advisor $995,000 and $554,000 for asset management fees as of March 31, 2018 and December 31, 2017, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset.

On January 26, 2016, the Company’s board of directors approved the acquisition by the Company of up to $13.0 million in shares of common stock of Hartman Income REIT, Inc. (“HIREIT”), an affiliate of the Company, in connection with a tender offer by Hartman XIX to acquire for its account up to $2.0 million in shares of HIREIT common stock. On February 5, 2016, the Company advanced $4,500,000 to Hartman XIX in connection with the contemplated acquisition of HIREIT shares. The Company acquired 1,561,523 shares of the common stock of HIREIT for $8,978,000. The shares were acquired by the Company in connection with a tender offer for shares of the common stock of HIREIT by Hartman XIX. The Company’s investment in the affiliate is accounted for under the cost method, ownership interest at 11% in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets. The Company received dividend distributions from HIREIT of $106,000 and $106,000 for the three months ended March 31, 2018 and 2017, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

On May 17, 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS will receive a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note is May 17, 2019. This note receivable had an outstanding balance of $5,312,000 and $5,515,000 as of March 31, 2018 and December 31, 2017, respectively, which is included in Notes receivable - related party in the accompanying consolidated balance sheets. For the three months ended March 31, 2018 and 2017, respectively, interest and dividend income in the accompanying consolidated statements of operations includes $163,000 and $178,000 of interest income. As of March 31, 2018 and December 31, 2017, respectively, the balance due from TRS by Retail II Holdings is $65,000 and $264,000, respectively.

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

As of March 31, 2018 and December 31, 2017, respectively, the Company had a net balance due to Hartman vREIT XXI of $482,000 and $277,000 related to the acquisition of joint venture interests from the Company.

Note 10 - Real Estate Held for Disposition

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

As of February 8, 2017, the Operating Partnership sold all its interest in the joint venture for $3,675,000. The Company’s investment in the Village Pointe property joint venture is presented as real estate held for disposition in the accompanying consolidated balance sheets at December 31, 2017. The Company’s share of operations for the three months ended March 31, 2018 is presented as loss from discontinued operations in the accompanying consolidated statements of operations.

Loss from discontinued operations with respect to the Village Pointe Property is as follows, in thousands:

	Three months ended March 31
	2018	2017
Total revenues	$—	$44

Property operating expenses	—	6
Real estate taxes and insurance	—	8
Asset management fees	—	3
General and administrative	—	1
Interest expense	—	7
Total expenses	—	25

Loss on disposition	—	(27)

Net loss from discontinued operations	$—	$(8)

Property operating expenses include $2,000 in property management fees and reimbursements earned by the Property Manager. Asset management fees were earned by Advisor.

Note 11 - Stockholders’ Equity

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

Preferred Stock

       Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of March 31,

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2018, and December 31, 2017, respectively, the Company has issued 1,000 shares of convertible preferred stock to the Advisor at a price of $10.00 per share.

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

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three months ended March 31, 2018 and 2017, respectively, the Company granted 1,500 and 1,500 shares of restricted common stock to independent directors as compensation for services and recognized $19,000 and $19,000 as stock-based compensation expense. Share based compensation expense is based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid, including the total amount paid, thousands, and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2018
1st Quarter	$0.175	$3,151
Total 2018 year to date	$0.175	$3,151

2017
4th Quarter	$0.175	$3,173
3rd Quarter	0.175	3,213
2nd Quarter	0.175	3,042
1st Quarter	0.175	2,478
Total 2017	$0.700	$11,906

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 - Incentive Award Plan
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

Note 13 - Commitments and Contingencies

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

Note 14 - Subsequent Event

      Effective May 9, 2018, the TCB Credit Facility which matured on May 9, 2018, was modified to extend the maturity date to July 9, 2018.

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

          Forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have had a net loss for each annual period since our inception;

•	the risk that the pending Mergers will not be consummated within the expected time period or at all;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreements;

•	the failure to satisfy the conditions to completion of the pending Mergers;

•	risks related to disruption of management’s attention from the ongoing business operations due to the pending Mergers;

•	the effect of the announcement of the pending Mergers on our operating results and business generally;

•	the outcome of any legal proceedings relating to the pending Mergers;

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITS;

•	construction costs that may exceed estimates or construction delays;

•	increases in interest rates;

•	availability of credit or significant disruption in the credit markets;

•	litigation risks;

•	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;

•	inability to obtain new tenants upon the expiration of existing leases at our properties;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;

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

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on April 2, 2018.

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

On July 16, 2013, we commenced our follow-on public offering, or our “follow-on offering,” of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. As of March 31, 2018, we had accepted subscriptions for, and issued 18,580,461 shares of our common stock in our follow-on offering, including 1,147,387 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $181,415,380.

As of March 31, 2018, we owned or held a majority ownership interest in 17 commercial real properties comprising approximately 2,928,000 square feet.

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

Subject to the terms and conditions of the HIREIT Merger Agreement, (a) in connection with the HIREIT Merger, (i) each share of common stock of HIREIT (the “HIREIT Common Stock”) issued and outstanding immediately prior to the REIT Merger Effective Time (as defined in the HIREIT Merger Agreement) will be automatically cancelled and retired and converted into the right to receive 0.752222 shares of our common stock, and (ii) as provided in the HIREIT Merger Agreement, as amended May 8, 2018, each share of subordinate common stock of HIREIT will be automatically cancelled and retired and converted into the right to receive 0.863235 shares of our common stock, and (b) in connection with the Partnership Merger, each unit of limited partnership interest in HIREIT Operating Partnership (“HIREIT OP Units”) issued and outstanding immediately prior to the Partnership Merger Effective Time (as defined in the HIREIT Merger Agreement) (other than any HIREIT OP Units held by HIREIT) will be automatically cancelled and retired and converted into the right to receive 0.752222 validly issued, fully paid and non-assessable units of limited partnership interests in our operating partnership.

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

Our Real Estate Portfolio

As of March 31, 2018, we owned or held a majority ownership interest in the 17 commercial real estate properties listed below. Except as noted in the table below (and the footnotes thereto), we own a 100% ownership interest in each of our properties. Figures below in thousands.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Richardson Heights	Dallas	201,433	75%	$ 2,895	$ 19.18	$ 19.66
Cooper Street	Dallas	127,696	100%	1,608	12.59	12.50
Total - Retail		329,129	85%	$ 4,503	$ 16.16	$ 16.38
Office:
Bent Tree Green	Dallas	139,609	84%	$ 2,201	$ 18.80	$ 20.90
Parkway Plaza I&II	Dallas	136,506	77%	1,546	14.76	14.66
Hillcrest	Dallas	203,688	78%	2,265	14.28	14.70
Skymark	Dallas	115,700	84%	2,288	23.58	23.95
Corporate Park Place	Dallas	113,429	65%	1,069	14.54	15.76
Westway One (1)	Dallas	165,982	94%	2,910	18.71	20.50
Three Forest Plaza (2)	Dallas	366,549	77%	5,606	19.75	22.22
Gulf Plaza	Houston	120,651	100%	2,402	19.93	19.87
Timbercreek Atrium	Houston	51,035	85%	770	17.76	18.01
Copperfield	Houston	42,621	87%	662	17.90	17.87
400 N. Belt	Houston	230,872	62%	1,375	9.60	10.62
Ashford Crossing	Houston	158,451	43%	1,210	17.69	18.78
Energy Plaza	San Antonio	180,119	85%	3,150	20.66	20.32
One Technology Ctr	San Antonio	196,348	95%	4,429	23.80	24.66
Total - office		2,221,560	78%	$ 31,883	$ 18.31	$ 19.31
Flex/Industrial
Mitchelldale	Houston	377,752	95%	$ 2,193	$ 6.11	$ 6.14
Total - Flex/Industrial		377,752	95%	$ 2,193	$ 6.11	$ 6.14
Grand Total		2,928,441	81%	$ 38,579	$ 16.21	$ 16.98

(1)
The Westway One property is owned by Hartman Westway One, LLC. On June 17, 2016, we sold a 45.67% minority interest in Hartman Westway One, LLC to an unrelated investor for $5,500,000. As of March 31, 2018, we own a 54.33% membership interest in Hartman Westway One, LLC.

(2)
On April 11, 2017, our Operating Partnership entered into a membership interest purchase agreement with Hartman vREIT XXI, Inc. (“vREIT XXI”), a related party, pursuant to which vREIT XXI may acquire up to $10,000,000 of our Operating Partnership’s ownership interest in Hartman Three Forest Plaza LLC. As of March 31, 2018, the vREIT XXI had acquired an approximately 48.8% equity interest in Three Forest Plaza LLC for $8,700,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three months ended March 31, 2018.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF CONTINUING OPERATIONS

Comparison of the three months ended March 31, 2018 versus March 31, 2017.

       As of March 31, 2018 and 2017, respectively, we owned or held a majority ownership interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all located in Texas. As of March 31, 2018, we owned nine properties located in Richardson, Arlington and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the three months ended March 31, 2018 and March 31, 2017. For purposes of the following discussion, all properties are considered Same Store properties.

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

(in thousands)	Three months ended March 31,
	2018	2017	Change
Same Store:
Revenue	11,487	11,222	265
Property operating expenses	3,597	3,199	398
Real estate taxes and insurance	1,462	1,504	(42)
Asset management fees	440	440	0
General and administrative	346	577	(231)
Same Store NOI	5,642	5,502	140
Property NOI	5,642	5,502	140

Reconciliation of Net income (loss) to Property NOI

Net income (loss)	136	(1,695)	1,831
Depreciation and amortization	4,254	6,158	1,904
Interest expense	1,562	1,383	179
Interest and dividend income	(310)	(352)	42
Discontinued operations	0	(8)	8
Property NOI	5,642	5,502	140

Revenues - The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended March 31, 2018 and 2017 we had total rental revenues and tenant reimbursements of $11,487,000 and $11,222,000, respectively. The $265,000 increase in total rental revenues and tenant reimbursements was primarily due to an approximately 1% increase in occupancy for the three months ended March 31, 2018 versus the three months ended March 31, 2017.

Operating expenses - Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses. For the three months ended March 31, 2018 and March 31, 2017 we had operating expenses of $5,845,000 and $5,720,000, respectively. Operating expenses increased by $125,000 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The $125,000 increase in operating expenses was primarily due to increased repair and maintenance cost.

Fees to affiliates - We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company. Asset management fees incurred to our advisor were $440,000 and $440,000 for the three months ended March 31, 2018 and March 31, 2017, respectively. Acquisition costs related to the acquisition of our properties were $0 and $0 for the three months ended March 31, 2018 and March 31, 2017, respectively. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties. For three months ended March 31, 2018 and March 31, 2017 we were charged by our Property Manager $994,000 and $1,013,000, respectively, for property management fees and expense reimbursements including $492,000 and $821,000, respectively, for leasing commissions and $30,000 and $88,000, respectively, for construction management fees due to the Property Manager.

Real estate taxes and insurance - Real estate taxes and insurance were 1,462,000 and $1,504,000 for the three months ended March 31, 2018 and 2017, respectively. The decrease in real estate taxes and insurance for the three months ended March 31, 2018 versus the three months ended March 31, 2017 was principally due to insurance recovery proceeds reducing net insurance costs.

Depreciation and amortization - Depreciation and amortization were $4,254,000 and $6,158,000 for the three months ended March 31, 2018 and 2017, respectively. Depreciation and amortization decreased from the three months ended March 31, 2017 to the three months ended March 31, 2018 primarily due to the decrease in in-place lease value intangible amortization.

General and administrative expenses - General and administrative expenses were $346,000 and $577,000 for the three months ended March 31, 2018 and 2017, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The decrease in general and administrative expenses is due to decreased leasing commission amortization, legal fee, certain recoverable and non-recoverable property operating expenses.

Net income (loss) - We incurred net income (loss) of $136,000 and ($1,695,000) for the three months ended March 31, 2018 and 2017 respectively. The net income for the three months ended March 31, 2018 is primarily attributable to depreciation and amortization expense attributable to real estate assets.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2018 and 2017 including a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$ 136	($1,695)
Depreciation and amortization of real estate assets	4,254	6,158
Funds from operations (FFO)	4,390	4,463

Modified funds from operations (MFFO)	$ 4,390	$4,463

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through March 31, 2018, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
First Quarter 2011	$ 21	$ 20	$ 41
Second Quarter 2011	45	51	96
Third Quarter 2011	70	70	140
Fourth Quarter 2011	119	101	220
First Quarter 2012	175	150	325
Second Quarter 2012	209	194	403
Third Quarter 2012	236	246	482
Fourth Quarter 2012	271	279	550
First Quarter 2013	316	311	627
Second Quarter 2013	373	388	761
Third Quarter 2013	442	412	854
Fourth Quarter 2013	550	483	1,033
First Quarter 2014	568	535	1,103
Second Quarter 2014	614	577	1,191
Third Quarter 2014	632	605	1,237
Fourth Quarter 2014	665	641	1,306
First Quarter 2015	703	714	1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,020	1,947
Fourth Quarter 2015	1,042	1,108	2,150
First Quarter 2016	1,269	1,209	2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Fourth Quarter 2016	3,173	0	3,173
First Quarter 2017	3,135	0	3,135
Second Quarter 2017	3,180	0	3,180
Third Quarter 2017	3,169	0	3,169
Fourth Quarter 2017	3,166	0	3,166
First Quarter 2018	3,151	0	3,151
Total	$ 33,500	$ 11,769	$ 45,269

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)	Distributions accrued for the period from December 27, 2010 through December 31, 2010 were paid on January 20, 2011, the date we first paid a distribution.

(3)
Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

(4)	Distributions to non-controlling interests were $138,000 for the three months ended March 31, 2018. Distributions to non-controlling interests were $208,000 for the year ended December 31, 2017.

For three months ended March 31, 2018, we paid aggregate distributions of $3,151,000 in cash to common stockholders. During the same period, cash (used in) operating activities was ($6,173,000) and our FFO was $4,390,000. For three months ended March 31, 2018, 0% of distributions were paid from cash provided by operating activities and 100% by other proceeds.  For the three months ended March 31, 2017, we paid aggregate distributions of $3,134,000 including distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash (used in) operating activities was ($1,367,000) and our FFO was $4,463,000. For the three months ended March 31, 2017, 100% of distributions were paid from cash provided by debt proceeds.

For the period from inception (January 20, 2011 was the date we first paid distributions) to March 31, 2018, we paid aggregate distributions of $45,269,000. During the period from our inception to March 31, 2018, our cash provided by operating activities was $25,789,000, our net loss was $37,951,000 and our FFO was $39,268,000. Of the $45,269,000 in aggregate distributions paid to our stockholders from inception to March 31, 2018, approximately 57% was paid from net cash provided by operating activities and approximately 43% was funded from offering proceeds. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations and Modified Funds From Operations.”

Liquidity and Capital Resources

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of March 31, 2018, our outstanding secured debt is $127,057,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. In addition, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.

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

Cash Flows from Operating Activities

As of March 31, 2018, we had continuing operations from 17 commercial real estate properties. For three months ended March 31, 2018, net cash (used in) operating activities was ($6,173,000) versus ($1,367,000) net cash provided by operating activities for three months ended March 31, 2017. The decrease in cash flow from operating activities is primarily attributable to reduction in accounts payable and accrued expenses and the increase in advances to affiliates for operating capital requirements. We expect cash flows from operating activities to increase in future periods as a result of increased occupancy.

Cash Flows from Investing Activities

For three months ended March 31, 2018, net cash (used in) investing activities was ($1,123,000) versus $239,000 net cash provided by investing activities for three months ended March 31, 2017, which consisted primarily of cash provided by disposition of Village Pointe. We had no acquisitions during the three months ended March 31, 2018.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities for three months ended March 31, 2018 and 2017, respectively, was $5,806,000 and ($2,126,000) and consisted of the following:

•	$9,092,000 and $1,139,000, respectively of cash provided by (used in) borrowing under term loan and revolving credit agreements, net of repayments; and

•	$3,286,000 and $3,265,000, respectively of net cash distributions, including distributions to non-controlling interests.

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

As of February 8, 2017, Hartman vREIT XXI, Inc. acquired all our ownership interests in Hartman Village Pointe.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2018, our borrowings were not in excess of 300% of the value of our net assets.

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

As of March 31, 2018, we had notes payable totaling an aggregate principal amount of $127,057,000. For more information on our outstanding indebtedness, see Note 6 (Notes payable, net) to the consolidated financial statements included in this report.

The following is a summary of our contractual obligations as of March 31, 2018, in thousands:

Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt obligations (1)	$ 127,057	$ 43,719	$ 31,480	$ 11,793	$ 40,065
Interest payments (2)	32,343	1,678	6,924	4,184	19,557
Total	$ 159,400	$ 45,397	$ 38,404	$ 15,977	$ 59,622

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2018.

(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of March 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the notes to the accompanying consolidated financial statements included in this quarterly report.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018, and Note 9 (Related Party Transactions) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2018 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

Each Merger Agreement provides that either we or Hartman XIX or HIREIT, as applicable, may terminate the Merger Agreement if the applicable Merger has not occurred by September 30, 2018. Certain events may delay the consummation of the Mergers. Some of the events that could delay the consummation of the Mergers include difficulties in obtaining the approval of our stockholders and the stockholders of each of Hartman XIX and HIREIT or satisfying the other closing conditions to which the Mergers are subject.

Our stockholders will be diluted by the pending Mergers.

The Mergers will dilute the ownership position of our current stockholders and result in our stockholders (excluding stockholders affiliated with our advisor or sponsor) having an ownership stake in us that is smaller than their current stake in our company. In connection with the Mergers, we will issue up to approximately 19,192,000 shares of our common stock to the holders of shares of Hartman XIX and HIREIT capital stock, based on the exchange ratios set forth in the Merger Agreements and the shares of Hartman XIX and HIREIT capital stock issued and outstanding as of March 31, 2018. Our current stockholders (excluding stockholders affiliated with our advisor or sponsor) are expected to hold in the aggregate approximately 49% of the issued and outstanding shares of our common stock following the Mergers, based on the assumptions in the foregoing sentence and the 18,117,000 shares of our common stock issued and outstanding as of March 31, 2018. In addition, approximately 979,000 units of limited partnership interest in our operating partnership are issuable in connection with the Partnership Merger. Consequently, our stockholders (excluding stockholders affiliated with our advisor or sponsor), as a general matter, will have less influence over the management and policies of us after the Mergers than they exercised over the management and policies of us immediately prior to the Mergers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended March 31, 2018.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
January 2018	15,379	—	$—
February 2018	97,615	—	$—
March 2018	40,150	—	$—
Total	153,144	—	$—
(1) We generally redeem shares in the month following the end of the fiscal quarter in which requests were received.

(2) Pursuant to the share redemption program, we currently redeem shares at prices determined as follows:

a.	For shares that have been held at least one year, the lesser of 90.0% of the price paid to acquire the shares or 90.0% of the offering price of shares in our most recent offering;

b.	For shares that have been held at least two years, the lesser of 92.5% of the price paid to acquire the shares or 92.5% of the offering price of shares in our most recent offering;

c.	For shares that have been held at least three years, the lesser of 95.0% of the price paid to acquire the shares or 95.0% of the offering price of shares in our most recent offering;

d.	For shares that have been held at least four years, the lesser of 97.5% of the price paid to acquire the shares or 97.5% of the offering price of shares in our most recent offering;

e.	Thereafter, the lesser of 100.0% of the price paid to acquire the shares or 90.0% of the net asset value per share, as determined by the board of directors.

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

Effective March 31, 2016, we terminated the offer and sale of shares of our common stock to the public in our follow-on offering. The sale of shares of our common stock to our stockholders pursuant to our distribution reinvestment plan terminated effective as of July 16, 2016. We accepted subscriptions for, and issued, 18,574,461 shares of our common stock in our initial public offering and our follow-on offering, including 1,216,240 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $181,336,480.

We incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and our follow-on offering in the amounts set forth in the tables below (all figures in thousands). D.H. Hill Securities, LLLP, the dealer manager for our public offerings, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$2,942	Actual
Finders’ fees	—	0
Expenses paid to or for underwriters	—	0
Other organization and offering costs	472	Actual
Total expenses	$3,414

Follow-On Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$10,248	Actual
Finders’ fees	—	0
Expenses paid to or for underwriters	—	0
Other organization and offering costs	2,548	Actual
Total expenses	$12,796

The net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred as described above, were $153,572,000 excluding $11,554,000 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan.

As of March 31, 2018, we had used $128,264,000 of the net proceeds from our public offerings, plus debt financing, to purchase our investments in commercial properties. As of March 31, 2018, we had paid $6,013,000 of acquisition fees to our advisor.

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

3.3	Certificate of Correction - Hartman Short Term Income Properties XX, Inc. (FILED HEREWITH)
3.4	Bylaws of Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 2 to the Company’s registration statement on Form 8-A (SEC File No. 000-53912) filed on March 22, 2010)
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

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HERE WITH)
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HERE WITH)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

Date: May 11, 2018
By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2018
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)