Form 10-Q
period 2018-09-30
Hartman Short Term Income Properties XX, Inc.
filed 2018-11-14
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of November 1, 2018, there were 17,711,384 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2018	December 31, 2017
ASSETS	Unaudited

Real estate assets, at cost	$265,274	$259,962
Accumulated depreciation and amortization	(83,419)	(73,140)
Real estate assets, net	181,855	186,822

Cash and cash equivalents	33	1,586
Restricted cash	—	2,371
Accrued rent and accounts receivable, net	9,071	7,271
Notes receivable - related party	7,672	9,715
Deferred leasing commission costs, net	7,481	6,077
Goodwill	250	250
Prepaid expenses and other assets	2,644	1,906
Due from related parties	12,453	5,736
Investment in affiliate	8,978	8,978
Total assets	$230,437	$230,712

LIABILITIES AND EQUITY

Liabilities:
Notes payable, net	$127,081	$117,237
Due to related parties	1,448	554
Accounts payable and accrued expenses	9,961	10,999
Tenants' security deposits	2,050	1,883
Total liabilities	140,540	130,673

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 18,009,520 shares and 18,003,520 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	18	18
Additional paid-in capital	167,947	167,871
Accumulated distributions and net loss	(90,668)	(81,188)
Total stockholders' equity	77,297	86,701
Noncontrolling interests in subsidiary	12,600	13,338
Total equity	89,897	100,039
Total liabilities and equity	$230,437	$230,712

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental revenues	$9,850	$9,656	$29,386	$29,006
Tenant reimbursements and other revenues	1,214	1,273	4,820	3,892
Total revenues	11,064	10,929	34,206	32,898

Expenses (income)
Property operating expenses	4,381	3,926	11,905	10,913
Asset management and acquisition fees	440	440	1,320	1,320
Real estate taxes and insurance	1,596	1,575	4,686	4,557
Depreciation and amortization	2,821	5,542	10,279	17,640
General and administrative	972	647	2,436	1,968
Interest and dividend (income)	(294)	(335)	(891)	(1,001)
Interest expense	1,530	1,453	4,824	4,317
Total expenses, net	11,446	13,248	34,559	39,714
Loss from continuing operations	(382)	(2,319)	(353)	(6,816)
Loss from discontinued operations, net	—	—	—	8
Net loss	(382)	(2,319)	(353)	(6,824)
Net (loss) income attributable to noncontrolling interests	(340)	(18)	(328)	29
Net loss attributable to common stockholders	$(42)	$(2,301)	$(25)	$(6,853)

Net loss attributable to common stockholders per share	$—	$(0.13)	$—	$(0.38)
Weighted average number of common shares outstanding, basic and diluted	18,010	18,111	18,009	18,135

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	1	$—	18,004	$18	$167,871	$(81,188)	$86,701	$13,338	$100,039
Redemptions of common shares	—	—	—	—	—	—	—	—	—
Issuance of common shares	—	—	6	—	76	—	76	—	76
Dividends and distributions (cash)	—	—	—	—	—	(9,455)	(9,455)	(410)	(9,865)
Net loss	—	—	—	—	—	(25)	(25)	(328)	(353)
Balance, September 30, 2018	1	$—	18,010	$18	$167,947	$(90,668)	$77,297	$12,600	$89,897

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(353)	$(6,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	57	59
Depreciation and amortization	10,279	17,640
Deferred loan and lease commission costs amortization	1,523	1,262
Bad debt provision	1,058	270
Loss on real estate held for disposition	—	27
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(2,858)	(2,236)
Deferred leasing commissions	(2,663)	(1,977)
Prepaid expenses and other assets	(738)	(607)
Accounts payable and accrued expenses	(1,143)	(2,067)
Due to/from related parties	785	(614)
Tenants' security deposits	167	37
Net cash provided by operating activities	6,114	4,970
Cash flows from investing activities:
Acquisition deposits	—	20
Proceeds received - disposition of joint venture real estate held for disposition	—	2,214
Advance to affiliates	(6,608)	(2,585)
Repayment of note receivable - related party	2,043	1,000
Additions to real estate	(5,312)	(5,372)
Net cash used in investing activities	(9,877)	(4,723)
Cash flows from financing activities:
Distributions to common stockholders and non-controlling interest	(9,865)	(9,893)
Borrowings under insurance premium finance note	603	561
Refund of stocks selling commissions	2	—
Repayment under insurance premium finance note	(483)	(449)
Noncontrolling interests capital	—	6,700
Payments of deferred loan costs	(283)	(76)
Repayments under term loan notes	(1,663)	(939)
Borrowings under revolving credit facility	11,528	3,750
Repayments under revolving credit advances	—	(1,500)
Redemptions of common stocks	—	(814)
Net cash used in financing activities	(161)	(2,660)
Net change in cash and cash equivalents	(3,924)	(2,413)
Cash and cash equivalents and restricted cash at the beginning of period	$3,957	$3,254
Cash and cash equivalents and restricted cash at the end of period	33	841

Supplemental cash flow information:
Cash paid for interest	$4,523	$3,896

Supplemental disclosures of non-cash investing and financing activities:
Village Pointe assets/liabilities - disposed:
Real estate	$—	$(7,050)
Note payable, net	$—	$3,460
Net other assets and liabilities	$—	$(217)
Net other assets and liabilities	$—	$(217)
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

As of September 30, 2018 and 2017, respectively, the Company owned or held a majority ownership interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all located in Texas. The Company owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

On July 19, 2018, the Company entered into a limited liability company agreement with its affiliates Hartman Income REIT, Inc. (“HIREIT”), Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”) and Hartman vREIT XXI, Inc. (“vREIT XXI”) to form Hartman SPE, LLC ("SPE LLC"), a special purpose entity. The manager of SPE LLC is Hartman SPE Management, LLC. The Company is the sole member of Hartman SPE Management LLC.

On October 1, 2018, SPE LLC, as borrower, and Goldman Sachs Mortgage Company ("GS"), as lender, entered into a term loan agreement (the "Loan Agreement") (GS, in its capacity as lender, together with any other lender institutions that may become parties thereto, "Lender"). Pursuant to the Loan Agreement, the Lender made a term loan to SPE LLC in the principal amount of $259,000,000 (the "Loan").

Contemporaneously therewith, the Company together with its affiliates HIREIT, Hartman XIX and vREIT XXI, contributed a total of 39 commercial real estate properties ("Properties") to SPE, LLC, subject to the then existing mortgage indebtedness encumbering the Properties, in exchange for membership interests in SPE LLC. Proceeds of the Loan were immediately used to extinguish the existing mortgage indebtedness encumbering the Properties.

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

The Merger Agreements may be terminated under certain circumstances, including but not limited to (i) by the mutual written consent of all the parties to a Merger Agreement, (ii) by either the Company or HIREIT or Hartman XIX, as applicable, if a final and non-appealable order is entered prohibiting or disapproving the applicable Mergers, (iii) by either the Company or HIREIT or Hartman XIX, as applicable, if the required approval of the applicable Mergers by the stockholders of the Company or HIREIT or Hartman XIX, as applicable (the “Stockholder Approvals”), have not been obtained, (iv) by either the Company or HIREIT or Hartman XIX, as applicable, upon a material uncured breach by the other party that would cause the closing conditions in the applicable Merger Agreement not to be satisfied, or (v) by either the Company or HIREIT or Hartman XIX, as applicable, if the applicable Mergers have not been completed on or before June 30, 2019. No termination fees or penalties are payable by any party to any Merger Agreement in the event of the termination of any Merger Agreement.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2017 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of September 30, 2018 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2018, and the results of consolidated operations for the three and nine months ended September 30, 2018 and 2017, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2018 and the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017.  The results of the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Correction of Immaterial Error

The Company has corrected certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. The Company has corrected the consolidated statement of cash flows for the nine months ended September 30, 2017 for $2,585,000 which was originally included as change in due from/to related parties in cash flow from operating activities to its correct presentation of advances to affiliates in cash flows from investing activities.

The effect of the correction is an increase in cash provided by operating activities for the nine months ended September 30, 2017 from $2,385,000 to $4,970,000 and an increase in cash used in investing activities from $2,138,000 to $4,723,000. These corrections had no effect on the previously reported working capital or results of operations.

For the quarterly period ended March 31, 2018 the Company included $4,799,000 as cash advanced to affiliates as cash used in operating activities.  Consistent with the correction discussed above, the effect of correction of amounts reported as cash used in operating activities and cash used in investing activities for the three months ended March 31, 2018 is decrease in cash used in operating activities from $6,173,000 to $1,374,000 and an increase in cash used in investing activities from $1,123,000 to $5,922,000. These corrections had no effect on the previously reported working capital or results of operations.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of September 30, 2018 and December 31, 2017 consisted of demand deposits at commercial banks.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash - As of September 30, 2018 and December 31, 2017, the Company had a restricted cash balance of $0 and $2,371,000, respectively, which represents amounts set aside as impounds to be disbursed to the Company upon achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property.

The Company’s right to draw upon the remaining restricted funds expired June 30, 2018. The undrawn restricted funds balance of $573,000 was applied as a pre-payment, without penalty, to the Richardson Heights Property loan principal balance on July 12, 2018.

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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there is no impairment indicated in the carrying value of our real estate assets as of September 30, 2018 and December 31, 2017.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $41,000 and $14,000 for the three months ended September 30, 2018 and 2017, respectively. Advertising costs totaled $119,000 and $59,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

For the three months ended September 30, 2018 and 2017, the Company incurred a net (loss) of $(382,000) and $(2,319,000), respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred a net (loss) of $(353,000) and $(6,824,000), respectively. The Company has formed a taxable REIT subsidiary which may generate future taxable income, which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the accompanying consolidated financial statements.

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

On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs.  The Company has reviewed the provisions of the law that pertain to the Company and have determined them to have no material income tax effect for financial statement purposes for the three and nine months ended September 30, 2018 or for the year ended December 31, 2017.

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of September 30, 2018 and 2017, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

The Company maintains cash accounts in two U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts may exceed the federally insured limits. As of September 30, 2018, there were no accounts with balances in excess of the federally insured limits. No losses have been incurred in connection with these deposits.

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

On October 1, 2018, the Company sucessfully implemented its pre-merger plan to refinance its near-term debt. Management believes that the issue of substantial doubt as to the Company's ability to continue as a going concern no longer exists.

Pre-merger Refinance of the Company's Notes Payable

On July 19, 2018, the Company entered into a limited liability company agreement with its affiliates Hartman Income REIT, Inc. (“HIREIT”), Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”) and Hartman vREIT XXI, Inc. (“vREIT XXI”) to form Hartman SPE, LLC ("SPE LLC"), a special purpose entity. The manager of SPE LLC is Hartman SPE Management, LLC. The Company is the sole member of Hartman SPE Management LLC.

On October 1, 2018, SPE LLC, as borrower, and Goldman Sachs Mortgage Company ("GS"), as lender, entered into a term loan agreement (the "Loan Agreement") (GS, in its capacity as lender, together with any other lender institutions that may become parties thereto, "Lender"). Pursuant to the Loan Agreement, the Lender made a term loan to SPE LLC in the principal amount of $259,000,000 (the "Loan").

Contemporaneously therewith, the Company together with its affiliates HIREIT, Hartman XIX and vREIT XXI, contributed a total of 39 commercial real estate properties ("Properties") to SPE LLC, subject to the then existing mortgage indebtedness encumbering the Properties, in exchange for membership interests in SPE LLC. Proceeds of the Loan were immediately used to extinguish the existing mortgage indebtedness encumbering the Properties.

The Company contributed 13 commercial real estate properties, including its 51.2% interest in Three Forest Plaza, to SPE LLC with an appraised value of $181,034,000 and subject to the then existing outstanding mortgage indebtedness as of the closing date of $76,290,000. The Company holds a 32.74% interest in SPE LLC.

Hartman XIX contributed nine commercial real estate properties to SPE LLC with an appraised value of $129,090,000 and subject to the then existing outstanding mortgage indebtedness as of the closing date of $44,401,000. Hartman XIX holds a 26.99% interest in SPE LLC.

HIREIT contributed 17 commercial real estate properties to SPE LLC with an appraised value of $184,140,000 and subject to the then existing outstanding mortgage indebtedness as of the closing date of $76,290,000. HIREIT holds a 34.38% interest in SPE LLC.

vREIT XXI contributed its 48.8% interest in Three Forest Plaza, which vREIT XXI owned in a joint venture arrangement with the Company. The net asset value of the Three Forest Plaza minority interest is $18,486,000. vREIT XXI holds a 5.89% interest in SPE LLC.

The term of the Loan is five years, comprised of an initial two-year term with three one-year extension options. Each extension option shall be subject to certain conditions precedent including (i) no default then outstanding, (ii) 30 days prior written notice, (iii) the properties must have a specified in-place net operating income debt yield and (iv) purchase of an interest rate cap.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The outstanding principal of the Loan will bear interest at the one-month LIBOR rate plus 1.80%. As a condition to the funding of the Loan, SPE LLC has entered into an interest rate cap arrangement with SMBC Capital Markets, Inc. that caps LIBOR at 3.75% during the initial term of the Loan.

The Loan Agreement contains various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, such as taxes, insurance, tenant improvements, and leasing commissions, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions.

The Loan Agreement is secured by, among other things, mortgages on the Properties. The Company, HIREIT and Hartman XIX, entered into a guaranty agreement in favor of GS (the "Guaranty Agreement"), whereby each guarantor unconditionally guaranties the full and timely performance of the obligations set forth in the Loan Agreement and all other loan documents, including the payment of all indebtedness and obligations due under the Loan Agreement.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	September 30, 2018	December 31, 2017
Land	$62,320	$62,320
Buildings and improvements	139,381	134,069
In-place lease value intangible	63,573	63,573
	265,274	259,962
Less accumulated depreciation and amortization	(83,419)	(73,140)
Total real estate assets	$181,855	$186,822

       Depreciation expense for the three months ended September 30, 2018 and 2017 was $1,835,000 and $1,966,000, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $5,216,000 and $5,844,000, respectively. Amortization expense of in-place lease value intangible was $986,000 and $3,576,000 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense of in-place lease value intangible was $5,063,000 and $11,796,000 for the nine months ended September 30, 2018 and 2017, respectively.

Acquisition fees paid to Advisor were $0 for the three and nine months ended September 30, 2018 and 2017, respectively. Asset management fees incurred and paid to Advisor were $440,000 for the three months ended September 30, 2018 and 2017, respectively. Asset management fees incurred and paid to Advisor were $1,320,000 for the nine months ended September 30, 2018 and 2017, respectively. Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	September 30, 2018	December 31, 2017
In-place lease value intangible	$63,573	$63,573
In-place leases – accumulated amortization	(55,253)	(50,190)
Acquired lease intangible assets, net	$8,320	$13,383

On April 11, 2017, the Operating Partnership entered into a membership interest purchase agreement with Hartman vREIT XXI, Inc. (“vREIT XXI”), an affiliate of the Company. Pursuant to the terms of a membership interest purchase agreement between vREIT XXI and the Company, vREIT XXI could acquire up to $10,000,000 of the equity membership interest of Operating Partnership in Hartman Three Forest Plaza, LLC (“Three Forest Plaza LLC”). As of September 30, 2018, vREIT XXI owned an approximately 48.8% equity interest in Three Forest Plaza LLC for $8,700,000.

On July 19, 2018, the Company entered into a limited liability company agreement with its affiliates Hartman Income REIT, Inc. (“HIREIT”), Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”) and Hartman vREIT XXI, Inc. (“vREIT XXI”) to form Hartman SPE, LLC ("SPE LLC"), a special purpose entity. The manager of SPE LLC is Hartman SPE Management, LLC. The Company is the sole member of Hartman SPE Management LLC.

Contemporaneously therewith, the Company together with its affiliates HIREIT, Hartman XIX and vREIT XXI, contributed a total of 39 commercial real estate properties ("Properties") to SPE, LLC, subject to the then existing mortgage indebtedness encumbering the Properties, in exchange for membership interests in SPE LLC. Proceeds of the Loan were immediately used to extinguish the existing mortgage indebtedness encumbering the Properties.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company contributed 13 commercial real estate properties, including its 51.2% interest in Three Forest Plaza, to SPE LLC with an appraised value of $181,034,000 and subject to the then existing outstanding mortgage indebtedness as of the closing date of $76,290,000. The Company holds a 32.74% interest in SPE LLC.

Hartman XIX contributed nine commercial real estate properties to SPE LLC with an appraised value of $129,090,000 and subject to the then existing outstanding mortgage indebtedness as of the closing date of $44,401,000. Hartman XIX holds a 26.99% interest in SPE LLC.

HIREIT contributed 17 commercial real estate properties to SPE LLC with an appraised value of $184,140,000 and subject to the then existing outstanding mortgage indebtedness as of the closing date of $76,290,000. HIREIT holds a 34.38% interest in SPE LLC.

vREIT XXI contributed its 48.8% interest in Three Forest Plaza, which vREIT XXI owned in a joint venture arrangement with the Company. The net asset value of the Three Forest Plaza minority interest is $18,486,000. vREIT XXI holds a 5.89% interest in SPE LLC.

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	September 30, 2018	December 31, 2017
Tenant receivables	$3,111	$2,012
Accrued rent	6,573	5,376
Allowance for uncollectible accounts	(2,773)	(1,714)
Affiliate interest receivable	$2,160	1,597
Accrued rents and accounts receivable, net	$9,071	$7,271

As of September 30, 2018 and December 31, 2017, the Company had an allowance for uncollectible accounts of $2,773,000 and $1,714,000, respectively.  For the three months ended September 30, 2018 and 2017, the Company recorded bad debt expense in the amount of $582,000 and $81,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the nine months ended September 30, 2018 and 2017, the Company recorded bad debt expense in the amount of $1,058,000 and $270,000, respectively. For the three and nine months ended September 30, 2018 and 2017, the Company recorded write-offs of $0, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	September 30, 2018	December 31, 2017
Deferred leasing commissions costs	$11,231	$8,634
Less: accumulated amortization	(3,750)	(2,557)
Deferred leasing commission costs, net	$7,481	$6,077

Note 6 — Notes Payable

The Company was a party to a $30.0 million revolving credit agreement (the “TCB Credit Facility”) with Texas Capital Bank. The TCB Credit Facility was paid in full on October 1, 2018 and the credit agreement was terminated. The TCB Credit Facility was secured by the Gulf Plaza, Parkway Plaza I&II, Timbercreek, Copperfield and One Technology Center properties. The borrowing base of the collateral properties was $20.925 million. The TCB Credit Facility note, bore interest at the greater of 4.25% per annum or the bank’s prime rate plus 1% per annum. The interest rate was 6.00% and 5.25% per annum as of September 30, 2018 and December 31, 2017.  As of April 1, 2017, the Company paid 0.25% per annum on the unused balance of the TCB Credit Facility. The TCB Credit Facility would have matured on October 9, 2018.
The outstanding balance under the TCB Credit Facility was $19,800,000 as of September 30, 2018 and $11,800,000 as of December 31, 2017, respectively.  As of September 30, 2018, the amount available to be borrowed was $1,125,000.  As of September 30, 2018, the Company was in compliance with all loan covenants under the TCB Credit Facility.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company was a party to a $15.525 million revolving credit agreement (the “EWB Credit Facility”) with East West Bank. The EWB Credit Facility was paid in full on October 1, 2018. The borrowing base of the EWB Credit Facility was adjustable from time to time subject to the lender’s underwriting with respect to real property collateral.    The EWB Credit Facility was secured by the Commerce Plaza Hillcrest, Corporate Park Place and 400 North Belt properties.  The EWB Credit Facility note bore interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 5.00% and 4.75% per annum as of September 30, 2018 and as of December 31, 2017, respectively. The EWB Credit Facility would have matured on November 22, 2018.
The Company was a party to a $9.9 million revolving credit agreement (the “EWB II Credit Facility”) with East West Bank. The EWB II Credit Facility was paid in full on October 1, 2018. The borrowing base of the EWB II Credit Facility was adjustable from time to time subject to the lender’s underwriting with respect to the real property collateral.  The EWB II Credit Facility was secured by the Ashford Crossing and Skymark Tower properties.  The EWB II Credit Facility note bore interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.  The interest rate was 5.00% and 4.75% per annum as of September 30, 2018 and as of December 31, 2017, respectively.  The EWB II Credit Facility would have matured on November 22, 2018.
The aggregate outstanding balance under the EWB Credit Facility and EWB II Credit Facility was $25,425,000 and $21,900,000 as of September 30, 2018 and December 31, 2017, respectively.  As of September 30, 2018, the aggregate amount available to be borrowed under the EWB Credit Facility and EWB II Credit Facility was $0.  As of September 30, 2018, the Company was in compliance with all loan covenants under the EWB Credit Facility and EWB II Credit Facility.
The following is a summary of the Company’s notes payable as of September 30, 2018, in thousands:

Property/Facility	Payment (1)	Maturity Date	Rate	September 30, 2018	December 31, 2017
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$17,841	$18,804
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,664	7,819
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,664	7,819
Mitchelldale (2)	P&I	July 1, 2041	4.61%	11,609	11,846
Energy Plaza I & II (3)	P&I	June 10, 2021	5.30%	9,661	9,814
Westway One (3)	IO	June 1, 2019	4.76%	10,819	10,819
Three Forest Plaza (3)	IO	December 31, 2019	5.06%	17,828	17,828
TCB Credit Facility (3)	IO	October 9, 2018	6.00%	19,800	11,800
EWB Credit Facility (3)	IO	November 22, 2018	5.00%	15,525	12,000
EWB II Credit Facility (3)	IO	November 22, 2018	5.00%	9,900	9,900
				$128,311	$118,449
Less unamortized deferred loan costs				(1,230)	(1,212)
				$127,081	$117,237

(1)	Principal and interest (P&I) or interest only (IO).

(2)
Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.

(3) Loan was paid in full on October 1, 2018.

Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	September 30, 2018	December 31, 2017
Deferred loan costs	$2,631	$2,348
Less: deferred loan cost accumulated amortization	(1,401)	(1,136)
Total cost, net of accumulated amortization	$1,230	$1,212
Interest expense incurred for the three months ended September 30, 2018 and 2017 was $1,530,000 and $1,453,000, respectively, which includes amortization expense of deferred loan costs. Interest expense incurred for the nine months ended September 30, 2018 and 2017 was $4,824,000 and $4,317,000, respectively. Interest expense of $319,000 and $283,000 was

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

payable as of September 30, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to common stockholders	$(42,000)	$(2,301,000)	$(25,000)	$(6,853,000)

Denominator:
Basic and diluted weighted average shares outstanding	18,010,000	18,111,000	18,009,000	18,135,000

Basic and diluted loss per common share:
Net loss per share attributable to common stockholders	$—	$(0.13)	$—	$(0.38)

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

For the three months ended September 30, 2018 and 2017, the Company incurred a net loss of $382,000 and $2,319,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred a net loss of $353,000 and $6,824,000, respectively. The Company formed one taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded considering the net loss carry forward would be properly offset by an equal valuation allowance in that no material current or future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

For the three and nine months ended September 30, 2018 and 2017 the Company incurred $440,000 and $1,320,000, respectively, for asset management fees payable to the Advisor.  No acquisition fees were incurred to Advisor for the three and nine months ended September 30, 2018 and 2017, respectively.

Property operating expenses include property management fees and reimbursements due to the Property Manager of $985,000 and $1,042,000 for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, respectively, the Company incurred $601,000 and $368,000 for leasing commissions and $58,000 and $47,000 for construction management fees due to the Property Manager. Leasing commissions and construction management fees are included in deferred leasing commission costs and real estate assets, respectively, in the consolidated balance sheets.

Property operating expenses include property management fees and reimbursements due to the Property Manager of $2,974,000 and $3,055,000 for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, respectively, the Company incurred $2,663,000 and $1,976,000 for leasing commissions and $185,000 and $212,000 for construction management fees due to the Property Manager. Leasing commissions and construction management fees are included in deferred leasing commission costs and real estate assets, respectively, in the consolidated balance sheets.

       As of September 30, 2018, and December 31, 2017, respectively, the Company had a net balance due from the Property Manager of $7,826,000 and $3,721,000. The Company advanced $4,734,000 to the Property management for corporate purposes during the nine months ended September 30, 2018.

The Company had a balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $8,827,000 and $6,229,000 as of September 30, 2018 and December 31, 2017, respectively. The Company advanced $2,598,000 to Hartman XIX for general corporate purposes during the nine months ended September 30, 2018. The balance due from Hartman XIX includes a loan from the Company to Hartman XIX in the original amount of $4,400,000, which is not evidenced by a promissory note. Interest has been accrued on the loan amount at an annual rate of 6%. The amount was advanced to Hartman XIX in connection with the affiliate stock purchase described below in this note. The $4,627,000 and $2,029,000 balance due from Hartman XIX as of September 30, 2018 and December 31, 2017, respectively, is included in Due from related parties, and the principal balance of the affiliate loan of $4,200,000 as of September 30, 2018 and December 31, 2017, respectively, is included in Notes receivable - related party, in the accompanying consolidated balance sheets. The Company recognized interest income on the affiliate note in the amount of $68,000 and $68,000 for the three months ended September 30, 2018 and 2017, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

The Company owed the Advisor $960,000 and $554,000 for asset management fees as of September 30, 2018 and December 31, 2017, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset.

On January 26, 2016, the Company’s board of directors approved the acquisition by the Company of up to $13.0 million in shares of common stock of Hartman Income REIT, Inc. (“HIREIT”), an affiliate of the Company, in connection with a tender offer by Hartman XIX to acquire for Hartman XIX's account up to $2.0 million in shares of HIREIT common stock. On February 5, 2016, the Company advanced $4,500,000 to Hartman XIX in connection with the contemplated acquisition of HIREIT shares. The Company acquired 1,561,523 shares of the common stock of HIREIT for $8,978,000. The shares were acquired by the Company in connection with a tender offer for shares of the common stock of HIREIT by Hartman XIX. The Company’s investment in the affiliate is accounted for under the cost method, ownership interest at 11% in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets. The Company received dividend distributions from HIREIT of $106,000 and $142,000 for the three months ended September 30, 2018 and 2017, respectively, and $319,000 and $319,000 for the nine months ended September 30, 2018 and 2017, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

On May 17, 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”),

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS will receive a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note is May 17, 2019. The note receivable had an outstanding balance of $3,472,000 as of September 30, 2018 and $5,515,000 as of December 31, 2017. For the three months ended September 30, 2018 and 2017, respectively, interest and dividend income in the accompanying consolidated statements of operations includes $187,000 and $193,000 of interest income. As of September 30, 2018 and December 31, 2017, respectively, the balance due from TRS by Retail II Holdings is $0 and $264,000, respectively.

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

As of September 30, 2018 and December 31, 2017, respectively, the Company had a net balance due to Hartman vREIT XXI of $488,000 and $277,000 related to the acquisition of joint venture interests from the Company.

Note 10 - Real Estate Held for Disposition

Pursuant to the terms of a membership unit purchase agreement between the Operating Partnership and Hartman vREIT XXI, Hartman vREIT XXI had the option to acquire from time to time up to all of the membership interest of the Operating Partnership in Hartman Village Pointe at a price equal to the Operating Partnership’s investment cost.

As of February 8, 2017, the Operating Partnership sold all its interest in the joint venture for $3,675,000. The Company’s share of operations for the nine months ended September 30, 2017 is presented as loss from discontinued operations in the accompanying consolidated statements of operations.

Loss from discontinued operations with respect to the Village Pointe Property is as follows, in thousands:

	Nine months ended September 30,
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

Preferred Stock

        Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of September 30, 2018, and December 31, 2017, respectively, the Company has issued 1,000 shares of convertible preferred stock to the Advisor at a price of $10.00 per share.

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

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the nine months ended September 30, 2018 and 2017, respectively, the Company granted 4,500 and 4,500 shares of restricted common stock to independent directors as compensation for services and recognized $57,000 and $59,000 as stock-based compensation expense, respectively. Share based compensation expense is based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid, including the total amount paid, thousands, and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2018
3rd Quarter	$0.175	$3,151
2nd Quarter	0.175	3,151
1st Quarter	0.175	3,151
Total 2018 year to date	$0.525	$9,453

2017
4th Quarter	$0.175	$3,166
3rd Quarter	0.175	3,169
2nd Quarter	0.175	3,180
1st Quarter	0.175	3,135
Total 2017	$0.700	$12,650

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

Note 14 - Subsequent Event

On July 11, 2018, the Company executed a term sheet together with Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc., to become a party to a Stand-Alone, Single-Borrower (SASB) CMBS credit agreement with Goldman Sachs Mortgage Company.

On October 1, 2018, The Company completed a refinance of certain notes payable and contributed properties to a special purpose entity formed for the purpose of the refinance transaction. See Note 2, Pre-merger Refinance of the Company's Notes Payable.

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

As of September 30, 2018 we owned or held a majority ownership interest in 17 commercial real properties comprising approximately 2,928,000 square feet.

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

The Merger Agreements may be terminated under certain circumstances, including but not limited to (i) by the mutual written consent of all the parties to a Merger Agreement, (ii) by either us or HIREIT or Hartman XIX, as applicable, if a final and non-appealable order is entered prohibiting or disapproving the applicable Mergers, (iii) by either us or HIREIT or Hartman XIX, as applicable, if the required approval of the applicable Mergers by our stockholders or HIREIT or Hartman XIX, as applicable (the “Stockholder Approvals”), have not been obtained, (iv) by either us or HIREIT or Hartman XIX, as applicable, upon a material uncured breach by the other party that would cause the closing conditions in the applicable Merger Agreement not to be satisfied, or (v) by either us or HIREIT or Hartman XIX, as applicable, if the applicable Mergers have not been completed on or before June 30, 2019 (the "Outside Date".) No termination fees or penalties are payable by any party to any Merger Agreement in the event of the termination of any Merger Agreement.

The Company expects that the Board of Directors of the Company, HIREIT, and Hartman XIX, respectively, will extend the Outside Date currently applicable to the Merger Agreements.

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

On July 19, 2018, the Company entered into a limited liability company agreement with its affiliates Hartman Income REIT, Inc. (“HIREIT”), Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”) and Hartman vREIT XXI, Inc. (“vREIT XXI”) to form Hartman SPE, LLC ("SPE LLC"), a special purpose entity. The manager of SPE LLC is Hartman SPE Management, LLC. The Company is the sole member of Hartman SPE Management LLC.

On October 1, 2018, SPE LLC, as borrower, and Goldman Sachs Mortgage Company ("GS"), as lender, entered into a term loan agreement (the "Loan Agreement") (GS, in its capacity as lender, together with any other lender institutions that may become parties thereto, "Lender"). Pursuant to the Loan Agreement, the Lender made a term loan to SPE LLC in the principal amount of $259,000,000 (the "Loan").

Contemporaneously therewith, the Company together with its affiliates HIREIT, Hartman XIX and vREIT XXI, contributed a total of 39 commercial real estate properties ("Properties") to SPE, LLC, subject to the then existing mortgage indebtedness encumbering the Properties, in exchange for membership interests in SPE LLC. Proceeds of the Loan were immediately used to extinguish the existing mortgage indebtedness encumbering the Properties.

The Company contributed 13 commercial real estate properties, including its 51.2% interest in Three Forest Plaza, to SPE LLC with an appraised value of $181,034,000 and subject to the then existing outstanding mortgage indebtedness as of the closing date of $76,290,000. The Company holds a 32.74% interest in SPE LLC.

Hartman XIX contributed nine commercial real estate properties to SPE LLC with an appraised value of $129,090,000 and subject to the then existing outstanding mortgage indebtedness as of the closing date of $44,401,000. Hartman XIX holds a 26.99% interest in SPE LLC.

HIREIT contributed 17 commercial real estate properties to SPE LLC with an appraised value of $184,140,000 and subject to the then existing outstanding mortgage indebtedness as of the closing date of $76,290,000. HIREIT holds a 34.38% interest in SPE LLC.

vREIT XXI contributed its 48.8% interest in Three Forest Plaza, which vREIT XXI owned in a joint venture arrangement with the Company. The net asset value of the Three Forest Plaza minority interest is $18,486,000. vREIT XXI holds a 5.89% interest in SPE LLC.

The term of the Loan is five years, comprised of an initial two-year term with three one-year extension options. Each extension option shall be subject to certain conditions precedent including (i) no default then outstanding, (ii) 30 days prior written notice, (iii) the properties must have a specified in-place net operating income debt yield and (iv) purchase of an interest rate cap.

The outstanding principal of the Loan will bear interest at the one-month LIBOR rate plus 1.80%. As a condition to the funding of the Loan, SPE LLC has entered into an interest rate cap arrangement with SMBC Capital Markets, Inc. that caps LIBOR at 3.75% during the initial term of the Loan.

The Loan Agreement contains various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, such as taxes, insurance, tenant improvements, and leasing commissions, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions.

The Loan Agreement is secured by, among other things, mortgages on the Properties. The Company, HIREIT and Hartman XIX, entered into a guaranty agreement in favor of GS (the "Guaranty Agreement"), whereby each guarantor unconditionally guaranties the full and timely performance of the obligations set forth in the Loan Agreement and all other loan documents, including the payment of all indebtedness and obligations due under the Loan Agreement.

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

Our Real Estate Portfolio

As of September 30, 2018, we owned or held a majority ownership interest in the 17 commercial real estate properties listed below. Except as noted in the table below (and the footnotes thereto), we own a 100% ownership interest in each of our properties. Figures below in thousands.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Richardson Heights	Dallas	201,433	76%	$2,912	$19.06	$19.53
Cooper Street	Dallas	127,696	100%	1,609	12.60	12.51
Total - Retail		329,129	85%	$4,521	$16.12	$16.34
Office:
Bent Tree Green	Dallas	139,609	84%	$2,218	$18.95	$21.04
Parkway Plaza I&II	Dallas	136,506	76%	1,665	16.15	16.05
Hillcrest	Dallas	203,688	79%	2,332	14.48	14.90
Skymark	Dallas	115,700	68%	1,377	17.62	18.08
Corporate Park Place	Dallas	113,429	74%	1,130	13.50	14.57
Westway One	Dallas	165,982	94%	2,939	18.89	20.68
Three Forest Plaza	Dallas	366,549	74%	5,375	19.92	22.52
Gulf Plaza	Houston	120,651	83%	2,147	21.47	23.75
Timbercreek Atrium	Houston	51,035	69%	606	17.29	17.59
Copperfield	Houston	42,621	85%	647	17.79	17.75
400 N. Belt	Houston	230,872	64%	1,553	10.45	11.44
Ashford Crossing	Houston	158,451	55%	1,414	16.36	17.22
Energy Plaza	San Antonio	180,119	83%	3,081	20.66	20.32
One Technology Ctr	San Antonio	196,348	95%	4,421	23.76	24.62
Total - office		2,221,560	77%	$30,905	$16.82	$17.84
Flex/Industrial
Mitchelldale	Houston	377,752	96%	$2,273	$6.28	$6.31
Total - Flex/Industrial		377,752	96%	$2,273	$6.28	$6.31
Grand Total		2,928,441	80%	$37,699	$15.12	$15.89

(1)
The Westway One property is owned by Hartman Westway One, LLC. On June 17, 2016, we sold a 45.67% minority interest in Hartman Westway One, LLC to an unrelated investor for $5,500,000. As of September 30, 2018, we own a 54.33% membership interest in Hartman Westway One, LLC.

(2)
On April 11, 2017, our Operating Partnership entered into a membership interest purchase agreement with Hartman vREIT XXI, Inc. (“vREIT XXI”), a related party, pursuant to which vREIT XXI could acquire up to $10,000,000 of our Operating Partnership’s ownership interest in Hartman Three Forest Plaza LLC. As of September 30, 2018, the vREIT XXI had acquired an approximately 48.8% equity interest in Three Forest Plaza LLC for $8,700,000.

On October 1, 2018, we contributed 13 of our 17 commercial real estate properties owned to SPE LLC, formed for the purpose of refinancing certain note payable of the Company and our Hartman affiliates. The Richardson Heights, Cooper Street, Bent Tree Green and Mitchelldale properties were not contributed to SPE LLC and were not subject to the refinancing transaction, See also Note 2, Pre-merger Refinance of the Company's Notes Payable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the Nine months ended September 30, 2018.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF CONTINUING OPERATIONS

Comparison of the three months ended September 30, 2018 versus September30, 2017.

       As of September 30, 2018 and 2017, respectively, we owned or held a majority ownership interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all located in Texas. As of September 30, 2018, we owned nine properties located in Richardson, Arlington and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the three months ended September 30, 2018 and September 30, 2017. For purposes of the following discussion, all properties are considered Same Store properties.

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

(in thousands)	Three months ended September 30,
	2018	2017	Change

Revenue	$11,064	$10,929	$135
Property operating expenses	4,381	3,926	455
Real estate taxes and insurance	1,596	1,575	21
Asset management fees	440	440	—
General and administrative	972	647	325
Same Store NOI	$3,675	$4,341	$(666)
Property NOI	$3,675	$4,341	$(666)

Reconciliation of Net loss to Property NOI

Net loss	$(382)	$(2,319)	$1,937
Depreciation and amortization	2,821	5,542	(2,721)
Interest expense	1,530	1,453	77
Interest and divdend income	(294)	(335)	41
Property NOI	$3,675	$4,341	$(666)

Revenues - The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended September 30, 2018 and 2017 we had total rental revenues and tenant reimbursements of 11,064,000 and $10,929,000, respectively. The $135,000 increase in total rental revenues and tenant reimbursements was primarily due to $120,000 of percentage rental revenue recognized during the three months ended September 30, 2018.

Operating expenses - Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses. For the three months ended September 30, 2018 and September 30, 2017 we had operating expenses of $4,381,000 and $3,926,000, respectively. Operating expenses increased by $455,000 for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The $455,000 increase in operating expenses was primarily due to a $501,000 increase in the bad debt expense provision recorded in the three months ended September 30, 2018.

Fees to affiliates - We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company. Asset management fees incurred to our advisor were $440,000 and $440,000 for the three months ended September 30, 2018 and September 30, 2017, respectively. Acquisition costs related to the acquisition of our properties were $0 and $0 for the three months ended September 30, 2018 and September 30, 2017, respectively. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties. For three months ended September 30, 2018 and September 30, 2017 we were charged by our Property Manager $1,614,000 and $1,440,000, respectively, for property management fees and expense reimbursements including $601,000 and $368,000, respectively, for leasing commissions and $58,000 and $47,000, respectively, for construction management fees due to the Property Manager.

Real estate taxes and insurance - Real estate taxes and insurance were $1,596,000 and $1,575,000 for the three months ended September 30, 2018 and 2017, respectively.

Depreciation and amortization - Depreciation and amortization were $2,821,000 and $5,542,000 for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization decreased $2,721,000 from the three months ended September 30, 2017 to the three months ended September 30, 2018 primarily due to the decrease in in-place lease value intangible amortization. The amortization period for in-place lease intangible assets is generally 3 to 5 years from the acquisition date of a property.

General and administrative expenses - General and administrative expenses were $972,000 and $647,000 for the three months ended September 30, 2018 and 2017, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is due to $271,000 increase in accounting, audit and tax compliance fees and $120,000 increase in leasing commission amortization.

Net loss - We incurred net a loss of $382,000 and $2,319,000 for the three months ended September 30, 2018 and 2017 respectively. The difference on net loss for the three months ended September 30, 2018 is primarily attributable to depreciation and amortization expense attributable to real estate assets.

Comparison of the nine months ended September 30, 2018 versus September 30, 2017.

       As of September 30, 2018 and 2017, respectively, we owned or held a majority ownership interest in 17 commercial properties comprising approximately 2,928,000 square feet plus three pad sites, all located in Texas. As of September 30, 2018, we owned nine properties located in Richardson, Arlington and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the nine months ended September 30, 2018 and September 30, 2017. For purposes of the following discussion, all properties are considered Same Store properties.

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

(in thousands)	Nine months ended September 30,
	2018	2017	Change

Revenue	$34,206	$32,898	$1,308
Property operating expenses	11,905	10,913	992
Real estate taxes and insurance	4,686	4,557	129
Asset management fees	1,320	1,320	—
General and administrative	2,436	1,968	468
Same Store NOI	$13,859	$14,140	$(281)
Property NOI	$13,859	$14,140	$(281)

Reconciliation of Net loss to Property NOI

Net income (loss)	$(353)	$(6,824)	$6,471
Depreciation and amortization	10,279	17,640	(7,361)
Interest expense	4,824	4,317	507
Interest and divdend income	(891)	(1,001)	110
Loss from discontinued operations	—	8	(8)
Property NOI	$13,859	$14,140	$(281)

Revenues - The primary source of our revenue is rental revenues and tenant reimbursements. For the nine months ended September 30, 2018 and 2017 we had total rental revenues and tenant reimbursements of $34,206,000 and $32,898,000, respectively. The $1,308,000 increase in total rental revenues and tenant reimbursements was primarily due to $380,000 increase in rental revenue, $244,000 in percentage rent representing two lease year payments from a single tenant, $80,000 in sales tax rebates received, $185,000 in 2017 year-end reconciliation billings and a $424,000 increase in tenant reimbursements, in particular electricity reimbursements.

Operating expenses - Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses. For the nine months ended September 30, 2018 and September 30, 2017 we had operating expenses of $11,905,000 and $10,913,000, respectively. Operating expenses increased by $992,000 for the nine months ended September 30, 2018 due primarily to an increase in bad debt expense of $788,000, a decrease in recovery of hurricane and flood damage repair expense of $687,000, offset by a reduction in other property operating expenses of $483,000.

Fees to affiliates - We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company. Asset management fees incurred to our advisor were $1,320,000 and $1,320,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively. Acquisition costs related to the acquisition of our properties were $0 and $0 for the nine months ended September 30, 2018 and September 30, 2017, respectively. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties. For nine months ended September 30, 2018 and September 30, 2017 we were charged by our Property Manager $5,743,000 and $5,182,000, respectively, for property management fees and expense reimbursements including $2,663,000 and $1,976,000, respectively, for leasing commissions and $185,000 and $212,000, respectively, for construction management fees due to the Property Manager.

Real estate taxes and insurance - Real estate taxes and insurance were 4,686,000 and $4,557,000 for the nine months ended September 30, 2018 and 2017, respectively.

Depreciation and amortization - Depreciation and amortization were $10,279,000 and $17,640,000 for the nine months ended September 30, 2018 and 2017, respectively. Depreciation and amortization decreased $7,361,000 from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 primarily due to the decrease in in-place lease value intangible amortization.

General and administrative expenses - General and administrative expenses were $2,436,000 and $1,968,000 for the nine months ended September 30, 2018 and 2017, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is principally attributable to a $271,000 increase in accounting, audit and tax compliance fees and $120,000 increase in leasing commission amortization.

Net income (loss) - We incurred a net loss of $353,000 and $6,824,000 for the nine months ended September 30, 2018 and 2017 respectively. The change from net loss to net income for the nine months ended September 30, 2018 is primarily attributable to the reduction in depreciation and amortization expense attributable to real estate assets reduction in amortization of in-place lease intangibles.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2018 and 2017 including a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(382)	$(2.319)	$(353)	$(6.824)
Depreciation and amortization of real estate assets	2,821	5,542	10,279	17,640
Funds from operations (FFO)	2,439	3,223	9,926	10,816

Modified funds from operations (MFFO)	$2,439	$3,223	$9,926	$10,816

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through September 30, 2018, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
First Quarter 2011	21	20	41
Second Quarter 2011	45	51	96
Third Quarter 2011	70	70	140
Fourth Quarter 2011	119	101	220
First Quarter 2012	175	150	325
Second Quarter 2012	209	194	403
Third Quarter 2012	236	246	482
Fourth Quarter 2012	271	279	550
First Quarter 2013	316	311	627
Second Quarter 2013	373	388	761
Third Quarter 2013	442	412	854
Fourth Quarter 2013	550	483	1,033
First Quarter 2014	568	535	1,103
Second Quarter 2014	614	577	1,191
Third Quarter 2014	632	605	1,237
Fourth Quarter 2014	665	641	1,306
First Quarter 2015	703	714	1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,020	1,947
Fourth Quarter 2015	1,042	1,108	2,150
First Quarter 2016	1,269	1,209	2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Fourth Quarter 2016	3,173	—	3,173
First Quarter 2017	3,135	—	3,135
Second Quarter 2017	3,180	—	3,180
Third Quarter 2017	3,169	—	3,169
Fourth Quarter 2017	3,166	—	3,166
First Quarter 2018	3,151	—	3,151
Second Quarter 2018	3,152	—	3,152
Third Quarter 2018	3,151	—	3,151
Total	39,803	11,769	51,572

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)	Distributions accrued for the period from December 27, 2010 through December 31, 2010 were paid on January 20, 2011, the date we first paid a distribution.

(3)
Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

(4)
Distributions to non-controlling interests were $139,000 for the three months ended September 30, 2018 and $411,000 for the nine months ended September 30, 2018. Distributions to non-controlling interests were $550,000 for the year ended December 31, 2017.

For nine months ended September 30, 2018, we paid aggregate distributions of $9,454,000 in cash to common stockholders. During the same period, cash provided by operating activities was $5,845,000 and our FFO was $9,926,000. For nine months ended September 30, 2018, 62% of distributions were paid from cash provided by operating activities and 38% by other proceeds.  For the nine months ended September 30, 2017, we paid aggregate distributions of $9,484,000. During the same period, cash provided by operating activities was $4,970,000 and our FFO was $10,816,000. For the nine months ended September 30, 2017, 52% of distributions were paid from cash provided by operating activities and 48% of distributions were paid from cash provided by debt proceeds.

For the period from inception (January 20, 2011 was the date we first paid distributions) to September 30, 2018, we paid aggregate distributions of $51,572,000. During the period from our inception to September 30, 2018, our cash provided by operating activities was $38,076,000, our net loss was $38,497,000, and our FFO was $44,804,000. Of the $51,572,000 in aggregate distributions paid to our stockholders from inception to September 30, 2018, approximately 73% was paid from net cash provided by operating activities and approximately 27% was funded from offering proceeds. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations and Modified Funds From Operations.”

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of September 30, 2018, our outstanding secured debt is $128,311,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. In addition, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.

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

Pre-merger Refinance of the Company's Notes Payable

On July 19, 2018, the Company entered into a limited liability company agreement with its affiliates Hartman Income REIT, Inc. (“HIREIT”), Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”) and Hartman vREIT XXI, Inc. (“vREIT XXI”) to form Hartman SPE, LLC ("SPE LLC"), a special purpose entity. The manager of SPE LLC is Hartman SPE Management, LLC. The Company is the sole member of Hartman SPE Management LLC.

On October 1, 2018, SPE LLC, as borrower, and Goldman Sachs Mortgage Company ("GS"), as lender, entered into a term loan agreement (the "Loan Agreement") (GS, in its capacity as lender, together with any other lender institutions that may become parties thereto, "Lender"). Pursuant to the Loan Agreement, the Lender made a term loan to SPE LLC in the principal amount of $259,000,000 (the "Loan").

Contemporaneously therewith, the Company together with its affiliates HIREIT, Hartman XIX and vREIT XXI, contributed a total of 39 commercial real estate properties ("Properties") to SPE, LLC, subject to the then existing mortgage indebtedness encumbering the Properties, in exchange for membership interests in SPE LLC. Proceeds of the Loan were immediately used to extinguish the existing mortgage indebtedness encumbering the Properties.

The Company contributed 13 commercial real estate properties, including its 51.2% interest in Three Forest Plaza, to SPE LLC with an appraised value of $181,034,000 and subject to the then existing outstanding mortgage indebtedness as of the closing date of $76,290,000. The Company holds a 32.74% interest in SPE LLC.

Hartman XIX contributed nine commercial real estate properties to SPE LLC with an appraised value of $129,090,000 and subject to the then existing outstanding mortgage indebtedness as of the closing date of $44,401,000. Hartman XIX holds a 26.99% interest in SPE LLC.

HIREIT contributed 17 commercial real estate properties to SPE LLC with an appraised value of $184,140,000 and subject to the then existing outstanding mortgage indebtedness as of the closing date of $76,290,000. HIREIT holds a 34.38% interest in SPE LLC.

vREIT XXI contributed its 48.8% interest in Three Forest Plaza, which vREIT XXI owned in a joint venture arrangement with the Company. The net asset value of the Three Forest Plaza minority interest is $18,486,000. vREIT XXI holds a 5.89% interest in SPE LLC.

The term of the Loan is five years, comprised of an initial two-year term with three one-year extension options. Each extension option shall be subject to certain conditions precedent including (i) no default then outstanding, (ii) 30 days prior written notice, (iii) the properties must have a specified in-place net operating income debt yield and (iv) purchase of an interest rate cap as described below for the exercised option term or terms.

The outstanding principal of the Loan will bear interest at the one-month LIBOR rate plus 1.80%. As a condition to the funding of the Loan, SPE LLC has entered into an interest rate cap arrangement with SMBC Capital Markets, Inc. that caps LIBOR at 3.75% during the initial term of the Loan.

The Loan Agreement contains various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, such as taxes, insurance, tenant improvements, and leasing commissions, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions.

The Loan Agreement is secured by, among other things, mortgages on the Properties. The Company, HIREIT and Hartman XIX, entered into a guaranty agreement in favor of GS (the "Guaranty Agreement"), whereby each guarantor unconditionally guaranties the full and timely performance of the obligations set forth in the Loan Agreement and all other loan documents, including the payment of all indebtedness and obligations due under the Loan Agreement.

Cash Flows from Operating Activities

As of September 30, 2018, we had continuing operations from 17 commercial real estate properties. For nine months ended September 30, 2018, net cash provided by operating activities was $6,114,000 versus $4,970,000 net cash provided by operating activities for nine months ended September 30, 2017. The increase in cash flow from operating activities is primarily attributable to reduction in accounts payable. We expect cash flows from operating activities to increase in future periods as a result of increased occupancy.

Cash Flows from Investing Activities

For nine months ended September 30, 2018, net cash used in investing activities was $9,877,000 versus $4,723,000 for nine months ended September 30, 2017. Cash flows used in investing activities includes advances to affiliates of $6,339,000 and ($2,585,000) for the nine months ended September 30, 2018 and 2017, respectively.

Cash Flows from Financing Activities

Net cash (used in) financing activities for nine months ended September 30, 2018 and 2017, respectively, was ($161,000) and ($2,660,000) and consisted of the following:

•	$2 and $0, respectively of cash provided by payments of selling commissions;

•	$0 and $814,000, respectively of net cash used to redeem common stock pursuant to our share redemption plan;

•	$9,865,000 and $1,311,000, respectively of cash provided by (used in) borrowing under term loan and revolving credit agreements, net repayments;

•	$9,865,000 and $9,893,000, respectively of net cash distributions;

•	$120,000 and $112,000, respectively of insurance premium finance proceeds net of repayments;

•	$0 and $6,700,000, respectively of investment proceeds received from non-controlling interest investor; and

•	$283,000 and $76,000, respectively of deferred loan costs.

Discontinued Operations

On November 14, 2016, we acquired an interest in the Village Pointe property through an investment in Hartman Village Pointe LLC, a joint venture between our operating partnership and our affiliate, Hartman vREIT XXI, Inc. The Village Pointe property was approximately 92% occupied at the acquisition date. Our operating partnership contributed $3,675,000 to Hartman Village Pointe LLC in exchange for a 97.35% membership interest in Hartman Village Pointe LLC and Hartman vREIT XXI, Inc. contributed $100,000 to Hartman Village Pointe LLC in exchange for a 2.65% membership interest in Hartman Village Pointe LLC. Our operating partnership also made a mortgage loan of $3,525,000, secured by the Village Pointe property, to Hartman Village Pointe LLC. On December 14, 2016, Hartman Village Pointe LLC refinanced the Village Pointe property with a bank mortgage. The affiliate mortgage loan was paid in full on that date.

As of February 8, 2017, Hartman vREIT XXI, Inc. acquired all our ownership interests in Hartman Village Pointe LLC.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2018, our borrowings were not in excess of 300% of the value of our net assets.

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

As of September 30, 2018, we had notes payable totaling an aggregate principal amount of $128,311,000. For more information on our outstanding indebtedness, see Note 6 (Notes payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2018 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

Each Merger Agreement provides that either we or Hartman XIX or HIREIT, as applicable, may terminate the Merger Agreement if the applicable Merger has not occurred by June 30, 2019. Certain events may delay the consummation of the Mergers. Some of the events that could delay the consummation of the Mergers include difficulties in obtaining the approval of our stockholders and the stockholders of each of Hartman XIX and HIREIT or satisfying the other closing conditions to which the Mergers are subject.

Our stockholders will be diluted by the pending Mergers.

The Mergers will dilute the ownership position of our current stockholders and result in our stockholders (excluding stockholders affiliated with our advisor or sponsor) having an ownership stake in us that is smaller than their current stake in our company. In connection with the Mergers, we will issue up to approximately 19,192,000 shares of our common stock to the holders of shares of Hartman XIX and HIREIT capital stock, based on the exchange ratios set forth in the Merger Agreements and the shares of Hartman XIX and HIREIT capital stock issued and outstanding as of March 31, 2018. Our current stockholders (excluding stockholders affiliated with our advisor or sponsor) are expected to hold in the aggregate approximately 49% of the issued and outstanding shares of our common stock following the Mergers, based on the ownership of stock by shareholders of each of the Merger Parties and the conversion ratios established in the Merger Agreements and the 18,117,000 shares of our common stock issued and outstanding as of March 31, 2018. In addition, approximately 979,000 units of limited partnership interest in our operating partnership are issuable in connection with the Partnership Merger. Consequently, our stockholders (excluding stockholders affiliated with our advisor or sponsor), as a general matter, will have less influence over the management and policies of us after the Mergers than they exercised over the management and policies of us immediately prior to the Mergers.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains an explanatory paragraph indicating that there is substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern. The substantial doubt raised by our independent registered public accounting firm in its report is based primarily upon the fact that each of the TCB Credit Facility, the EWB Credit Facility and the EWB II Credit Facility currently has a maturity date within twelve months of the date the consolidated financial statements included in this quarterly report were issued (each in October 2018). Based upon the same factors, our management had also concluded that there was substantial doubt regarding our ability to continue as a going concern.

On October 1, 2018, we entered into a term loan agreement with Goldman Sachs Mortgage Company through a special purpose entity formed for the purpose of executing management's plan to refinance our near term debt and the near term debt or our of Hartman affiliates who are parties to the Merger Agreements. See "Pre-merger Refinance of the Company's Notes Payable" at Note 2 of the this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended September 30, 2018.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
July 2018	30,145	—	$—
August 2018	99,132	—	$—
September 2018	9,402	—	$—
Total	138,679	—	$—
(1) We generally redeem shares in the month following the end of the fiscal quarter in which requests were received.

(2) Pursuant to the share redemption program, we currently redeem shares at prices determined as follows:

a.	For shares that have been held at least one year, the lesser of 90.0% of the price paid to acquire the shares or 90.0% of the offering price of shares in our most recent offering;

b.	For shares that have been held at least two years, the lesser of 92.5% of the price paid to acquire the shares or 92.5% of the offering price of shares in our most recent offering;

c.	For shares that have been held at least three years, the lesser of 95.0% of the price paid to acquire the shares or 95.0% of the offering price of shares in our most recent offering;

d.	For shares that have been held at least four years, the lesser of 97.5% of the price paid to acquire the shares or 97.5% of the offering price of shares in our most recent offering;

e.	Thereafter, the lesser of 100.0% of the price paid to acquire the shares or 90.0% of the net asset value per share, as determined by the board of directors.

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

On October 2, 2018, we redeemed 298,135 shares of our common sock redeemable pursuant to our share redemption program. All shares redemption requests pursuant to the share redemption plan have been redeemed.

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

As of September 30, 2018, we had used $128,264,000 of the net proceeds from our public offerings, plus debt financing, to purchase our investments in commercial properties. As of September 30, 2018, we had paid $6,013,000 of acquisition fees to our advisor.

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

Date: November 14, 2018
By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)