Form 10-K
period 2018-12-31
Hartman Short Term Income Properties XX, Inc.
filed 2019-04-08
CIK 1446687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
------------------------------------
FORM 10-K

 ☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no established market for the registrant's shares of common stock.  There were 17,990,520 shares of common stock held by non-affiliates as of June 30, 2018; the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 19, 2019, there were 18,411,687 shares of the registrant’s common shares issued and outstanding.

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

As of December 31, 2018, we owned or held a majority interest in 43 commercial properties comprising approximately 6,600,000 square feet plus three pad sites, all located in Texas.  As of December 31, 2018, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.  For more information on our real estate portfolio, see “Investment Portfolio” below.

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

2018 Key Objectives

We intend to grow in a conservative manner consistent with our fundamental strategy of owning and operating value add properties in Texas.  As we move into 2019, our business strategy for the upcoming year includes the following three objectives: (1) increase occupancy in the Houston, Dallas and San Antonio markets and extend our portfolio’s weighted average in-place lease term to drive cash flow growth; (2) subject to receiving the requisite shareholder approvals and the satisfaction of all other closing conditions, complete the Mergers (as defined below); and (3) reduce leverage and extend our weighted average debt maturity.  There can be no assurance regarding our achievement of any of our objectives.

Increase occupancy in Houston, Dallas and San Antonio markets and extend the portfolio’s weighted average in-place lease term

The occupancy of our properties as of December 31, 2018 was 79%.  We intend to increase occupancy at our properties by the end of 2019 to 84% with an average occupancy of 81%.  We expect to accomplish occupancy increase with a combination of aggressive lease incentive offerings for prospective new tenants and enhanced customer service initiatives to improve tenant retention.  We intend to increase weighted average in-place lease term remaining from approximately 34 months as of December 31, 2018 to 48 months by the end of 2019.  We also intend to increase net operating income for same store properties by 7%.

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

Investment Objectives and Strategy: Hartman Advantage

Our primary investment objectives are to:

•realize growth in the value of our investments;
•preserve, protect and return stockholders’ capital contributions; and
•grow net cash from operations and pay regular cash distributions to our stockholders.

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

Investment Portfolio

As of December 31, 2018, we owned or held a majority interest in 43 commercial properties comprising approximately 6,600,000 square feet plus three pad sites, all located in Texas.  As of December 31, 2018, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.  For additional information regarding our property portfolio, see Part I, Item 2, “Properties” of this Annual Report.

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

Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties.  We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination.  In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination.  The presence of contamination or the failure to remediate contamination at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral.

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

Risks Related to Our Business and Operations

We have experienced annual net losses from inception through December 31, 2018 and may experience similar losses in the future.

From inception through December 31, 2018, we incurred a net loss of $41,655,000.  We cannot assure that we will be profitable in the future or that we will realize growth in the value of our assets.

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

As of December 31, 2018, we owned or held a majority interest in 43 commercial properties comprising approximately 6,600,000 square feet plus three pad sites, all located in Texas.  As of December 31, 2018, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.  Our geographic focus on the State of Texas is consistent with our investment strategy. However, our focus on investments in the State of Texas results in a geographic concentration in our portfolio which increases the likelihood that a downturn in economic or market conditions that selectively or disproportionately impact the State of Texas will have a significant impact on our results of operations and financial condition and our ability to pay distributions to our stockholders. Any adverse economic or real estate developments in the Texas market, such as business layoffs or downsizing, industry slowdowns, relocation of businesses, changing demographics and other factors, or any decrease in demand for commercial property space resulting from local business climates, could adversely affect our property revenue, and hence net operating income.  An investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a more geographically diversified portfolio.

We have and may continue to pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $12,555,000 in total distributions we paid during the year ended December 31, 2018, including shares issued pursuant to our distribution reinvestment plan and but excluding distributions we paid to non-controlling interests, 100% was funded from cash flow from operations.  Of the $54,673,000 in total distributions we paid during the period from our inception through December 31, 2018, including shares issued pursuant to our distribution reinvestment plan and excluding distributions we paid to non-controlling interests, approximately 81% was funded from cash flow from operations and approximately 19% was funded from offering proceeds. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from the remaining proceeds from our follow-on offering or other sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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
You are limited in your ability to sell your shares of common stock pursuant to our share redemption program if and when our share redemption program reopens. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.
Our share redemption program is currently suspended, pending the mergers. If and when it may be reopened, it may provide you with a limited opportunity to have your shares of our common stock redeemed by us after you have held them for at least one year, subject to the significant conditions and limitations. Subject to the Board of Directors discretion, if the share redemption program is reopened under the same or similar terms as previously constituted, shares will generally be redeemed under the share redemption program at a price equal to or at a discount from the lesser of (1) the average gross price per share the original purchaser or purchasers of the shares being redeemed paid to us, which we refer to as the “issue price,” and (2) the current offering price per share for the shares being redeemed.  However, our share redemption program will likely contain certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, the plan will likely limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus, if we had positive operating cash flow from the previous fiscal year, 1.0% of all operating cash flow from the previous fiscal year. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend, suspend or terminate the share redemption program at any time. Therefore, you may not have the opportunity to make a redemption request prior to a termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

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

IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. They also may be critical to the operations of certain of our tenants. Although we believe we will be able to maintain the security and integrity of these types of networks and related systems, or implement various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. While, to date, we are not aware that we have experienced any significant cyber-attacks or cyber-intrusions, we may not be able to anticipate or implement adequate security barriers or other preventive measures. A security breach or other significant disruption involving our IT networks and related systems could:

•disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
•result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;
•result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or
•damage our reputation among our tenants and stockholders generally.

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

The recent events in the credit markets has increased the cost of borrowing and has made financing more difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and more difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact of the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the acquisition of real estate assets on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

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

Although our sponsor generally seeks to avoid simultaneous public or private offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Hartman-sponsored programs are seeking to invest in similar properties and other real estate-related investments. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Hartman-sponsored programs managed by officers and employees of our advisor and/or its affiliates, and these other Hartman-sponsored programs may use investment strategies that are similar to ours. Our executive officers and the executive officers of our advisor are also the executive officers of other Hartman-sponsored REITs and their advisors, the general partners of Hartman-sponsored partnerships and/or the advisors or fiduciaries of other Hartman-sponsored programs, and these entities are and will be under common control. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Hartman-sponsored program. In the event these conflicts arise, we cannot assure stockholders that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of advisors and managers of other Hartman-sponsored programs decide whether to allocate any particular property to us or to another Hartman-sponsored program or affiliate of our advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Hartman-sponsored programs own properties. If one of the other Hartman-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

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
example:

•We are subject to tax on any undistributed income. We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year plus amounts retained for which federal income tax was paid are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.

•State laws may change so as to begin taxing REITs.

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

Failure to satisfy the fiduciary standards of conduct and other requirements of ERISA, the Internal Revenue Code, or other applicable statutory or common law may result in the imposition of civil (and criminal, if the violation was willful) penalties, and can subject the fiduciary to equitable remedies and/or damages. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Furthermore, to the extent that the assets of a plan or arrangement not subject to the fiduciary provisions of ERISA (for example, governmental plans, non

-electing church plans, and foreign plans) will be used to purchase our stock, such plans should consider the impact of applicable federal, state, local, or non-U.S. law on the decision to make such purchase.

Item 1B.   Unresolved Staff Comments

      None.

Item 2.      Properties

General

As of December 31, 2018, we owned or held a majority interest in 43 commercial properties comprising approximately 6.6 million square feet plus three pad sites, all located in Texas.  As of December 31, 2018, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.  We believe that the long-term outlook for commercial real estate values in the Houston, Dallas and San Antonio metropolitan statistical areas remains positive.

We do not directly manage our properties.  Hartman Income REIT Management, Inc. manages our properties pursuant to a property management agreement which is renewable annually.  Our board of directors has approved the renewal of the property management agreement which will expire on February 9, 2020.  In addition to property management, our property manager is also responsible for leasing our properties.  Our tenants consist of national, regional and local businesses.

Substantially all of our revenues consist of base rents and expense recoveries under leases that generally have terms that range from less than one year to 15 years.  A majority of our existing leases as of December 31, 2018 contain “rent bump” rental provisions which provide for increases in base rental amounts over the term of the lease.

Our Properties

The following table provides summary information regarding our properties as of December 31, 2018.

Name/Location	Rentable SF	Date Acquired	Acquisition Cost (in thousands)	Annualized Base Rent (in thousands)	% Leased
Promenade Dallas,TX	178,907	10/1/2018	$20,000	$1,571	71%
Prestonwood Park Dallas,TX	105,783	10/1/2018	23,000	1,920	88%
Richardson Heights Dallas,TX	201,433	12/28/2010	19,150	3,108	78%
Cooper Street Dallas,TX	127,696	5/11/2012	10,613	1,615	100%
One Mason SC Houston,TX	75,183	10/1/2018	12,860	993	93%
Chelsea Square SC Houston,TX	70,275	10/1/2018	7,110	371	49%
Mission Center SC Houston,TX	112,971	10/1/2018	10,600	780	76%
Garden Oaks SC Houston,TX	106,858	10/1/2018	20,760	831	51%
Harwin Houston,TX	38,813	10/1/2018	5,280	254	69%
Fondren Houston,TX	93,196	10/1/2018	9,980	822	93%
Northeast Square SC Houston,TX	40,525	10/1/2018	4,910	315	51%
Walzem Plaza SC San Antonio,TX	182,713	10/1/2018	16,400	1,380	70%
North Central Plaza Dallas,TX	198,374	10/1/2018	19,800	2,069	72%
Gateway Tower Dallas,TX	266,412	10/1/2018	29,100	3,297	77%
Bent Tree Green Dallas,TX	139,609	10/16/2012	12,013	1,477	86%
Parkway Plaza I&II Dallas,TX	136,506	3/15/2013	9,490	1,691	78%
Hillcrest Dallas,TX	203,688	5/1/2015	11,400	2,383	82%
Skymark Dallas,TX	115,696	9/2/2015	8,846	1,503	71%
Corporate Park Place Dallas,TX	113,429	8/24/2015	9,500	1,315	75%
Westway One Dallas,TX	165,982	6/1/2016	21,638	2,817	86%
Three Forest Plaza Dallas,TX	366,549	12/22/2016	35,655	4,631	67%
Tower Pavilion Houston,TX	87,589	10/1/2018	6,670	1,177	98%
The Preserve Houston,TX	218,689	10/1/2018	22,300	2,979	86%
Westheimer Central Houston,TX	182,506	10/1/2018	18,500	1591	70%
11811 N Freeway Houston,TX	156,362	10/1/2018	5,490	1937	79%
Atrium I Houston,TX	118,461	10/1/2018	4,750	1,198	70%
3100 Timmons Houston,TX	111,265	10/1/2018	15,300	1,135	78%
Cornerstone Houston,TX	71,008	10/1/2018	3,650	798	84%
Northchase Houston,TX	128,981	10/1/2018	9,070	1,326	73%
616 FM 1960 Houston,TX	142,194	10/1/2018	11,710	1,340	54%
601 Sawyer Houston,TX	88,258	10/1/2018	17,300	2,021	95%
Gulf Plaza Houston,TX	120,651	3/11/2014	13,950	2,147	83%
Timbercreek Atrium Houston,TX	51,035	12/30/2014	2,897	603	75%
Copperfield Houston,TX	42,621	12/30/2014	2,419	565	79%
400 N. Belt Houston,TX	126,683	5/8/2015	10,150	1,371	55%
Ashford Crossing Houston,TX	158,451	7/31/2015	10,600	1,387	58%
Energy Plaza San Antonio,TX	180,119	12/30/2014	17,610	3,050	83%
One Technology Ctr San Antonio,TX	196,348	11/10/2015	19,575	4,499	95%
Regency Square Houston,TX	64,063	10/1/2018	2,630	744	90%
Central Park Dallas,TX	73,099	10/1/2018	4,570	518	88%
Spring Valley Dallas,TX	94,304	10/1/2018	5,620	760	92%
Quitman Houston,TX	736,957	10/1/2018	5,870	1,244	88%
Mitchelldale Houston,TX	377,752	6/13/2014	19,175	2,212	90%
	6,567,994		$547,911	$69,745	79%

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2018:

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	178,907	71%	$1,571	$12.41	$12.63
Prestonwood Park	Dallas	105,783	88%	$1,920	$20.66	$22.56
Richardson Heights	Dallas	201,433	78%	$3,108	$19.68	$19.82
Cooper Street	Dallas	127,696	100%	$1,615	$12.64	$12.44
One Mason SC	Houston	75,183	93%	$993	$14.23	$14.92
Chelsea Square SC	Houston	70,275	49%	$371	$10.80	$11.68
Mission Center SC	Houston	112,971	76%	$780	$9.07	$9.31
Garden Oaks SC	Houston	106,858	51%	$831	$15.35	$17.30
Harwin	Houston	38,813	69%	$254	$9.46	$10.36
Fondren	Houston	93,196	93%	$822	$9.50	$9.77
Northeast Square SC	Houston	40,525	51%	$315	$15.19	$15.75
Walzem Plaza SC	San Antonio	182,713	70%	$1,380	$10.84	$11.13
Total - Retail		1,334,353	76%	$13,960	$13.81	$14.30
Office:
North Central Plaza	Dallas	198,374	72%	$2,069	$14.51	$15.04
Gateway Tower	Dallas	266,412	77%	$3,297	$15.98	$16.50
Bent Tree Green	Dallas	139,609	86%	$1,477	$12.28	$11.93
Parkway Plaza I&II	Dallas	136,506	78%	$1,691	$15.94	$16.33
Hillcrest	Dallas	203,688	82%	$2,383	$14.26	$14.88
Skymark	Dallas	115,696	71%	$1,503	$18.20	$18.29
Corporate Park Place	Dallas	113,429	75%	$1,315	$15.39	$16.21
Westway One	Dallas	165,982	86%	$2,817	$19.81	$20.93
Three Forest Plaza	Dallas	366,549	67%	$4,631	$18.99	$19.51
Tower Pavilion	Houston	87,589	98%	$1,177	$13.69	$14.49
The Preserve	Houston	218,689	86%	$2,979	$15.78	$16.31
Westheimer Central	Houston	182,506	70%	$1,591	$12.39	$14.45
11811 N Freeway	Houston	156,362	79%	$1,937	$15.64	$16.18
Atrium I	Houston	118,461	70%	$1,198	$14.38	$13.57
3100 Timmons	Houston	111,265	78%	$1,135	$13.08	$15.51
Cornerstone	Houston	71,008	84%	$798	$13.42	$14.55
Northchase	Houston	128,981	73%	$1,326	$14.09	$14.43
616 FM 1960	Houston	142,194	54%	$1,340	$17.57	$18.88
601 Sawyer	Houston	88,258	95%	$2,021	$24.23	$24.69
Gulf Plaza	Houston	120,651	83%	$2,147	$21.45	$27.99
Timbercreek Atrium	Houston	51,035	75%	$603	$15.86	$16.01
Copperfield	Houston	42,621	79%	$565	$16.87	$17.32
400 N. Belt	Houston	126,683	55%	$1,371	$10.82	$11.95
Ashford Crossing	Houston	158,451	58%	$1,387	$15.02	$16.32
Energy Plaza	San Antonio	180,119	83%	$3,050	$20.51	$20.17
One Technology Ctr	San Antonio	196,348	95%	$4,499	$24.18	$23.75
Regency Square	Houston	64,063	90%	$744	$12.90	$13.37
Total -office		3,951,529	77%	$51,051	$16.52	$17.29
Industrial/Flex
Central Park	Dallas	73,099	88%	$518	$8.07	$8.30

Spring Valley	Dallas	94,304	92%	$760	$8.71	$9.22
Quitman	Houston	736,957	88%	$1,244	$1.91	$1.93
Mitchelldale	Houston	377,752	90%	$2,212	$6.11	$6.32
Total -Industrial/Flex		1,282,112	91%	$4,734	$4.07	$4.19
Grand Total		6,567,994	79%	$69,745	$13.25	$13.82

Significant Tenants

The following table sets forth information about our five largest tenants as of December 31, 2018:

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Rental Revenue	Initial Lease Date	Lease Expiration Year
Gulf Interstate Engineering	Gulf Plaza	$2,138	3%	3/1/2011	4/30/2024
Galen College of Nursing	One Technology	1,154	2%	7/1/2013	6/30/2025
CEC Entertainment	Westway One	1,105	2%	8/1/2015	7/31/2026
Lennar Homes of Texas	Westway One	1,053	2%	5/1/2014	2/28/2022
Iced Tea With Lemon LLC	Richardson Heights	685	1%	8/1/2013	7/31/2028
		$6,135	9%

Lease Expirations

The following table shows lease expirations for our properties as of December 31, 2018 during each of the next ten years:

		Gross Leasable Area Covered by Expiring Leases		Annualized Base Rent Represented by Expiring Leases
Year of Lease Expiration	Number of Leases Expiring	Approx. Square Feet	Percent of Total Occupied Square Feet	Amount (in thousands)	Percent of Total Rent
2019	306	1,152,669	22%	$11,669	17%
2020	245	618,742	12%	$10,372	15%
2021	258	647,796	12%	$9,429	14%
2022	203	834,955	16%	$10,768	15%
2023	179	660,508	13%	$9,000	13%
2024	103	482,401	9%	$7,556	11%
2025	46	318,858	6%	$4,086	6%
2026	12	130,851	2%	$1,840	3%
2027	13	79,823	2%	$1,320	2%
2028	23	123,160	2%	$1,695	2%
Total	1,388	5,049,763	96%	$67,735	97%

Leases expiring beyond the period presented are not included in the table above, therefore the percent of total annualized base rents do not total 100%.

Location of Properties

Our properties, which represent continuing operations, are located in the Houston, Dallas and San Antonio metropolitan statistical areas (“MSAs”).  We believe that the long-term outlook for Texas MSAs remains positive.

As of December 31, 2018, our real estate properties comprised the following annualized base rental revenue, in thousands, by asset type and geographic location:

	Retail	Office	Flex/Industrial	Total
Dallas	$8,214	$21,183	$1,278	$30,675
Houston	4,367	22,320	3,457	30,144
San Antonio	1,380	7,549	—	8,929
Total	$13,961	$51,052	$4,735	$69,748

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

     As of March 19, 2019, we had 18,411,687 shares of common stock issued and outstanding, held by a total of approximately 3,169 stockholders.  The number of stockholders is based on the records of Phoenix American Financial Services, Inc. which serves as our transfer agent.

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

Our board of directors has not determined an estimated net asset value per share for our common stock as of December 31, 2018 as of the filing of this Annual Report on Form 10-K.

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

Unregistered Sales of Equity Securities

For the year ended December 31, 2018, each of our two independent directors received a grant of 3,000 shares of restricted common stock as compensation for their service on our board of directors pursuant to our omnibus stock incentive plan.  We issued 6,000 shares of restricted common stock in the aggregate to our independent directors in 2018 in fulfillment of shares granted for 2017 service on our board of directors.  As of December 31, 2018, a total of 45,000 shares of restricted common stock have been issued by us to our independent directors pursuant to our omnibus stock incentive plan, and 12,000 shares of restricted common stock have been issued to executives of our advisor and our property manager pursuant to our omnibus stock incentive plan.

The shares of restricted stock issued to our independent directors and executives of our advisor and property manager were issued in transactions exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Share Redemption Program

Our board of directors adopted a share redemption program that permitted our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. Our board of directors suspended the share redemption program on June 1, 2108 pending the completion of the Mergers. Under the provisions of the plan as previously constituted, our board of directors could amend the provisions of our share redemption program without the approval of our stockholders. The purchase price for shares redeemed under the share redemption program was as set forth below.  Except for redemptions sought upon a stockholder’s death or qualifying disability or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price for shares redeemed under the redemption program was determined as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price Per Share
1 year or more	90%
2 years or more	92.5%
3 years or more	95%
4 years or more	97.5%
5 years or more	100%

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

Subject to the limitations described below and provided that the redemption request is made within 270 days of the event giving rise to the following special circumstances, the one-year holding requirement could be waived (a) upon the request of the estate, heir or beneficiary of a deceased stockholder or (b) upon the disability of  a stockholder or upon a stockholder’s confinement to a long-term care facility, provided that the condition causing such disability or need for long-term care was not preexisting on the date that such person became a stockholder.

The purchase price per share for shares redeemed upon the death or disability of the stockholder or upon such stockholder’s confinement to a long-term care facility were equal to the amount by which (a) the average issue price per share for all of the stockholder’s shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the shares of common stock) exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our investments.

The company intends to redeem shares quarterly under the program, if and when it is reopened. We will not redeem in excess of 5.0% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the date of redemption.  Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus, if we had positive operating cash flow, as defined in the share redemption program, from the previous fiscal year, 1.0% of all operating cash flow from the previous fiscal year, provided that we terminated the sale of shares pursuant to our distribution reinvestment plan effective as of July 16, 2016. These limitations apply to all redemptions, including redemptions sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility. If those limitations prevent us from redeeming shares, those shares will remain in line to be redeemed with priority based on the date that the redemption is first requested.  A stockholder may withdraw a request for redemption by submitting written instructions withdrawing its redemption request at any time prior to the date that we redeem the shares submitted. A stockholder will have no right to request redemption of its shares if the shares are listed for trading on a national securities exchange.

For the years ended December 31, 2018 and 2017, we received 97 and 47 requests, respectively, for share redemptions pursuant to the terms of our share redemption program. For the year ended December 31, 2018, we redeemed 298,135 shares at a weighted average price per share of $9.67 per share. For the year ended December 31, 2017, we redeemed 167,359 shares at a weighted average price per share of $9.64 per share.  For the period from our initial public offering commencement date (February 9, 2009) to December 31, 2018, we received and fulfilled 186 redemption requests representing 875,077 shares of our common stock. Redemption prices paid were as set forth in our share redemption program.  The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2018, we had no unfulfilled redemption requests.

During the three months ended December 31, 2018, we fulfilled redemption requests and redeemed shares of our common stock pursuant to requests for redemption occurring prior to June 1, 2018 under our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed	Total Number of Shares Redeemed	Average Price Paid per Share (1)	Approximately Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2018	—	298,135	$9.67	(2)
November 2018	—			(2)
December 2018	—			(2)
Total	—	298,135

(1) The number of shares that may be redeemed pursuant to our share redemption program will not exceed (i) 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of the redemption and (ii) those share redemptions that can be funded with proceeds from our distribution reinvestment plan (provided that we terminated the sale of shares pursuant to our distribution reinvestment plan effective as of July 16, 2016) plus, if we had positive net operating cash flow for the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.

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

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the years ended December 31, 2018 and 2017, in thousands:

Period	Cash (1)	DRIP (1)(2)	Total
First Quarter 2018	$3,151	$—	$3,151
Second Quarter 2018	3,152	—	3,152
Third Quarter 2018	3,151	—	3,151
Fourth Quarter 2018	3,101	—	3,101
Total	$12,555	$—	$12,555
First Quarter 2017	$3,135	$—	$3,135
Second Quarter 2017	3,180	—	3,180
Third Quarter 2017	3,169	—	$3,169
Fourth Quarter 2017	3,166	—	3,166
Total	$12,650	$—	$12,650

(1) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days following the end of such month.

(2) Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan, which was terminated effective as of July 16, 2016.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. Certain information in the table has been derived from our audited consolidated financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15, Financial Statements and Notes thereto, appearing elsewhere in this Annual Report. Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
Balance Sheet Data (in thousands)	2018	2017	2016	2015	2014
Total real estate assets, at cost	$583,112	$259,962	$253,099	$189,707	$115,928
Total real estate assets, net	493,272	186,822	203,227	162,323	103,023
Total assets	582,083	230,712	248,264	177,595	119,370
Notes payable	305,907	117,237	117,609	74,995	58,555
Total liabilities	333,602	130,673	131,833	85,688	64,798
Total stockholders’ equity	$248,481	$100,039	$116,431	$91,907	$54,572

	For the year ended December 31,
Operating Data (in thousands, except per share amounts)	2018	2017	2016	2015	2014
Total revenues	$57,022	$44,309	$38,570	$26,204	$12,166
Net loss	(3,540)	(9,035)	(10,924)	(8,488)	(4,415)
Net loss per common share – basic and diluted	$(0.05)	$(0.49)	$(0.64)	$(0.79)	$(0.63)

	For the year ended December 31,
Other Data (in thousands, except per share amounts)	2018	2017	2016	2015	2014
Cash flow provided by (used in)
Operating activities	$12,061	$9,288	$10,115	$8,325	$2,942
Investing activities	(16,841)	2,739	(90,871)	(73,529)	(66,085)
Financing activities	18,603	(8,217)	78,101	62,155	67,428
Distributions paid	12,555	12,650	11,906	7,193	4,839
Distributions declared per common share (1)	$0.70	$0.70	$0.70	$0.70	$0.70
Weighted average number of common shares outstanding, basic and diluted	17,946	18,110	17,362	10,734	7,035
FFO (2)	$13,160	$14,233	$11,564	$5,992	$2,211
MFFO (2)	$13,160	$14,233	$13,138	$7,744	$3,612

(1) Distributions declared per common share for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 assumes each share was issued and outstanding each day of each year. Distributions currently declared are calculated at a rate of $0.001918 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. We paid our first monthly distribution payment in January 2011.

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

As of December 31, 2018, we owned 43 commercial real properties.

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

Our Real Estate Portfolio

As of December 31, 2018, our portfolio consisted of the 43 commercial real estate properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	178,907	71%	$1,571	$12.41	$12.63
Prestonwood Park	Dallas	105,783	88%	$1,920	$20.66	$22.56
Richardson Heights	Dallas	201,433	78%	$3,108	$19.68	$19.82
Cooper Street	Dallas	127,696	100%	$1,615	$12.64	$12.44
One Mason SC	Houston	75,183	93%	$993	$14.23	$14.92
Chelsea Square SC	Houston	70,275	49%	$371	$10.80	$11.68
Mission Center SC	Houston	112,971	76%	$780	$9.07	$9.31
Garden Oaks SC	Houston	106,858	51%	$831	$15.35	$17.30
Harwin	Houston	38,813	69%	$254	$9.46	$10.36
Fondren	Houston	93,196	93%	$822	$9.50	$9.77
Northeast Square SC	Houston	40,525	51%	$315	$15.19	$15.75
Walzem Plaza SC	San Antonio	182,713	70%	$1,380	$10.84	$11.13
Total - Retail		1,334,353	76%	$13,960	$13.81	$14.30
Office:
North Central Plaza	Dallas	198,374	72%	$2,069	$14.51	$15.04
Gateway Tower	Dallas	266,412	77%	$3,297	$15.98	$16.50
Bent Tree Green	Dallas	139,609	86%	$1,477	$12.28	$11.93

Parkway Plaza I&II	Dallas	136,506	78%	$1,691	$15.94	$16.33
Hillcrest	Dallas	203,688	82%	$2,383	$14.26	$14.88
Skymark	Dallas	115,696	71%	$1,503	$18.20	$18.29
Corporate Park Place	Dallas	113,429	75%	$1,315	$15.39	$16.21
Westway One	Dallas	165,982	86%	$2,817	$19.81	$20.93
Three Forest Plaza	Dallas	366,549	67%	$4,631	$18.99	$19.51
Tower Pavilion	Houston	87,589	98%	$1,177	$13.69	$14.49
The Preserve	Houston	218,689	86%	$2,979	$15.78	$16.31
Westheimer Central	Houston	182,506	70%	$1,591	$12.39	$14.45
11811 N Freeway	Houston	156,362	79%	$1,937	$15.64	$16.18
Atrium I	Houston	118,461	70%	$1,198	$14.38	$13.57
3100 Timmons	Houston	111,265	78%	$1,135	$13.08	$15.51
Cornerstone	Houston	71,008	84%	$798	$13.42	$14.55
Northchase	Houston	128,981	73%	$1,326	$14.09	$14.43
616 FM 1960	Houston	142,194	54%	$1,340	$17.57	$18.88
601 Sawyer	Houston	88,258	95%	$2,021	$24.23	$24.69
Gulf Plaza	Houston	120,651	83%	$2,147	$21.45	$27.99
Timbercreek Atrium	Houston	51,035	75%	$603	$15.86	$16.01
Copperfield	Houston	42,621	79%	$565	$16.87	$17.32
400 N. Belt	Houston	126,683	55%	$1,371	$10.82	$11.95
Ashford Crossing	Houston	158,451	58%	$1,387	$15.02	$16.32
Energy Plaza	San Antonio	180,119	83%	$3,050	$20.51	$20.17
One Technology Ctr	San Antonio	196,348	95%	$4,499	$24.18	$23.75
Regency Square	Houston	64,063	90%	$744	$12.90	$13.37
Total -office		3,951,529	77%	$51,051	$16.52	$17.29
Industrial/Flex
Central Park	Dallas	73,099	88%	$518	$8.07	$8.30
Spring Valley	Dallas	94,304	92%	$760	$8.71	$9.22
Quitman	Houston	736,957	88%	$1,244	$1.91	$1.93
Mitchelldale	Houston	377,752	90%	$2,212	$6.11	$6.32
Total -Industrial/Flex		1,282,112	91%	$4,734	$4.07	$4.19

Grand Total		6,567,994	79%	$69,745	$13.25	$13.82

Property Acquisitions and Real Estate Investments

2018 Property Acquisitions

On July 19, 2018, we entered into a limited liability company agreement with our affiliates HIREIT, Hartman XIX and vREIT XXI to form Hartman SPE, LLC ("SPE LLC"), a special purpose entity.

On October 1, 2018, SPE LLC, as borrower, and Goldman Sachs Mortgage Company, as lender, entered into a term loan agreement.  Pursuant to the loan agreement, the lender made a term loan to SPE LLC in the principal amount of $259,000,000.

Together with our affiliates HIREIT, Hartman XIX and vREIT XXI, we contributed a total of 39 commercial real estate properties ("Properties") to SPE, LLC, subject to the then existing mortgage indebtedness encumbering the Properties, in exchange for membership interests in SPE LLC. Proceeds of the Loan were immediately used to extinguish the existing mortgage indebtedness encumbering the Properties.

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

Impairment

We review our real estate assets on an asset by asset basis for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2018 and 2017.

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

Goodwill

Generally accepted accounting principles in the United States require us to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  We have the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if we elect to bypass the qualitative assessment, we perform a two-step impairment test.  In the first step, management compares the net book value of our carrying amount of goodwill at the balance sheet date. In the event our net book value is less than the carrying amount of goodwill, we proceed to step two and assesses the need to record an impairment charge. For the years ended December 31, 2018 and 2017 no goodwill impairment was recognized in our consolidated financial statements.

RESULTS OF CONTINUING OPERATIONS

Comparison of the year ended December 31, 2018 versus the year ended December 31, 2017.

As of December 31, 2018, we owned or held a majority interest in 43 commercial properties comprising approximately 6,600,000 square feet plus three pad sites, all located in Texas.  As of December 31, 2018, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.  As of December 31, 2017, we owned or held a majority interest in 17 commercial properties comprising approximately 2,980,000 square feet plus three pad sites, all located in Texas.  As of December 31, 2017, we owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

We define same store (“Same Store”) properties as those properties which the Company owned for the entirety of the year ended December 31, 2018 and the year ended December 31, 2017.  Net operating income (property revenues minus property expenses), or “NOI,” is the measure used by management to assess property performance. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States, or “GAAP,” and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the operating results of our real estate.  For purposes of the following discussion, Same Store properties refer to Richardson Heights, Cooper Street, Bent Tree Green, Parkway, Gulf Plaza, Mitchelldale, Energy Plaza, Timbercreek Atrium, Copperfield, Commerce Plaza Hillcrest, 400 North Belt, Ashford Crossing, Corporate Park Place, Skymark Tower, One Technology Center, Westway One and Three Forest Plaza properties.

(in thousands)	Year ended December 31,
	2018	2017	Change
Same Store
Total revenues	$45,252	$44,309	$943
Property operating expenses	15,101	14,679	422
Asset management	1,760	1,760	—
Real estate taxes and insurance	6,831	6,529	302
General and administrative	2,425	2,726	(301)
Same Store NOI	$19,135	$18,615	$520

Reconciliation of New loss to Property NOI
Net loss	$(3,540)	$(9,035)	$5,495
2018 SPE consolidating properties	(4,003)	—	(4,003)
Depreciation and amortization	16,700	23,268	(6,568)
Interest expense	11,306	5,764	5,542
Interest and dividend income	(1,328)	(1,332)	4
Discontinued operations	—	(50)	50
Property NOI	$19,135	$18,615	$520

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the years ended December 31, 2018 and 2017 we had total same store rental revenues and tenant reimbursements of $45,252,000 and $44,309,000, respectively. The $943,000 increase in total rental revenues and tenant reimbursements resulted from 11 properties which experienced total revenue increase of $1,674,000 offset by six properties which experienced reduced revenue of $731,000.

Property operating expenses – Property operating expenses consists of labor, contract services, repairs and maintenance, utilities and management fees.  For the years ended December 31, 2018 and 2017, we had same store operating expenses of 15,101,000 and 14,679,000, respectively. Operating expenses increased $422,000 which is primarily attributable to increased repair and maintenance cost.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees were $1,760,000 for the years ended December 31, 2018 and 2017.  Acquisition costs related to the acquisition of our properties were $ 0 and $0 for the years ended December 31, 2018 and 2017, respectively.

Real estate taxes and insurance – Real estate taxes and insurance were $6,831,000 and $6,529,000 for the years ended December 31, 2018 and 2017, respectively. The increase in real estate taxes and insurance is attributable to the increase in ad valorem tax valuation of certain properties.

       Depreciation and amortization – Depreciation and amortization were $16,700,000 and $23,268,000 for the years ended December 31, 2018 and 2017, respectively.  Depreciation and amortization decreased due to the decrease in in-place lease value intangible amortization.

General and administrative expenses - General and administrative expenses were $2,425,000 and $2,608,000 for the years ended December 31, 2018 and 2017, respectively.  General and administrative expenses consist primarily of transfer agent fees, other professional fees, and independent director compensation.

Net loss – We incurred a net loss from continuing operations of $3,540,000 and $9,035,000 for the years ended December 31, 2018 and 2017, respectively.  Effective October 1, 2018, Hartman SPE LLC is consolidated with the Company. Consolidating SPE property earnings represent earnings of non same store properties for the quarter ended December 31, 2018. The decrease in net loss is primarily attributable to the decrease in amortization of in-place lease value of $7,756,000 less the increase in depreciation expense of $1,187,000. Depreciation expense increased in the quarter ended December 31, 2018 due the the consolidation of SPE property assets not previously controlled by the Company. Amortization expense decreased as a result to the amortization to term of life for assets owned by the Company prior to September 30, 2018, net of increased expense attributable to amortization of in-place lease value of SPE property assets not previously controlled by the Company.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2018, 2017 and 2016, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	December 31,
	2018	2017	2016
Net loss	$(3,540)	$(9,035)	$(10,924)
Depreciation and amortization of real estate assets	16,700	23,268	22,488
Funds from operations (FFO)	13,160	14,233	11,564
Acquisition related expenses	—	—	1,574
Modified funds from operations (MFFO)	$13,160	$14,233	$13,138

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through December 31, 2018, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
First Quarter 2011	$21	$20	$41
Second Quarter 2011	45	51	96
Third Quarter 2011	70	70	140
Fourth Quarter 2011	119	101	220
First Quarter 2012	175	150	325
Second Quarter 2012	209	194	403
Third Quarter 2012	236	246	482
Fourth Quarter 2012	271	279	550
First Quarter 2013	316	311	627
Second Quarter 2013	373	388	761
Third Quarter 2013	442	412	854
Fourth Quarter 2013	550	483	1,033
First Quarter 2014	568	535	1,103
Second Quarter 2014	614	577	1,191
Third Quarter 2014	632	605	1,237
Fourth Quarter 2014	665	641	1,306
First Quarter 2015	703	714	1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,020	1,947
Fourth Quarter 2015	1,042	1,108	2,150
First Quarter 2016	1,269	1,209	2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Fourth Quarter 2016	3,173	—	3,173
First Quarter 2017	3,135	—	3,135
Second Quarter 2017	3,180	—	3,180
Third Quarter 2017	3,169	—	3,169
Fourth Quarter 2017	3,166	—	3,166
First Quarter 2018	3,151	—	3,151
Second Quarter 2018	3,152	—	3,152
Third Quarter 2018	3,151	—	3,151
Fourth Quarter 2018	3,101	—	3,101
Total	$42,904	$11,769	$54,673

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

For the year ended December 31, 2018, we paid aggregate distributions of $12,555,000.  During the same period, cash provided by (used in) operating activities was $12,061,000 and our FFO was $13,160,000. For the year ended December 31, 2018, 100% of distributions were paid from cash provided by operating activities.

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

For the period from inception to December 31, 2018, we paid aggregate distributions of $54,673,000.  During the period from our inception to December 31, 2018, our cash provided by operating activities was $44,023,000, our net loss was $41,655,000 and our FFO was $48,038,000. Of the $54,673,000 in aggregate distributions paid to our stockholders from inception to December 31, 2018, approximately 81% was paid from net cash provided by operating activities and approximately 19% was funded from offering proceeds.   For a discussion of how we calculate FFO, see “Funds From Operations and Modified Funds From Operations”.

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31, 2018 and 2017:

	2018	2017
Ordinary income (unaudited)	24.9%	29.4%
Return of capital (unaudited)	75.1%	70.6%
Total	100.0%	100.0%

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of December 31, 2018, our outstanding secured debt is $305,907,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

For the year ended December 31, 2018, net cash provided by operating activities was $12,061,000 versus $9,288,000 in net cash provided by operating activities for the year ended December 31, 2017.  Net cash provided by operating activities for the year ended December 31, 2018 includes $6,060,000 in net cash from rental activities net of expenses plus $6,001,000 repayments from related parties.

Cash Flows from Investing Activities

During the year ended December 31, 2018, net cash used in investing activities was $16,841,000 versus $2,739,000 for the year ended December 31, 2017.  Net cash used in investing activities includes additions to real estate of $8,940,000, capital expenditure reserves funded in with the SASB loan transaction of $10,405,000, net of $2,504,000 reduction in amounts due from related parties.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities for the years ending December 31, 2018 and 2017 was $18,603,000 and ($8,217,000), respectively. Net cash provided from financing activities includes SASB loan proceeds of $259,000,000, net loan repayments of $209,318,000; escrow of $10,273,000 loan proceeds for the payoff of the Promenade loan; payment of deferred loan costs of $4,734,000; distributions to stockholders and non-controlling interests of $13,213,000, and common stock redemptions of $2,859,000.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 9A.     Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarize and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Because of inherent limitations, disclosure controls or procedures, no matter how well designed it operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Internal control over Financial Reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principle executive and principal financial officers and effected by the board of directors, management another personnel, to provide reasonable assurance regarding the reliability of financial reporting in the preparation of financial statements for external purposes in accordance with generally excepted accounting principles in the United States of America (GAAP) and include those policies and procedures that:

· pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
· provide reasonable assurance the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally excepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and our directors; and
· provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of any of our assets in circumstances that could have a material adverse effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment we use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on that assessment and criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Grant Thornton LLP, an independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2018 and 2017 included in this Annual Report on Form 10-K. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading Report of Independent Registered Public Accounting Firm. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due exemption established by rule of the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Allen R. Hartman	67	Chairman of the Board, Chief Executive Officer and President
Jack I. Tompkins	73	Independent Director
Richard R. Ruskey	63	Independent Director
Louis T. Fox, III	58	Chief Financial Officer, Secretary and Treasurer
Mark T. Torok	60	General Counsel

Allen R. Hartman, age 67, has served as our CEO and Chairman of our Board of Directors since February 2009 and has served as President of our advisor, Hartman Advisors, since March 2009, and as President of our property manager, HIR Management, since January 2008. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 18 privately offered programs and two publicly offered programs, including our current public offering, which invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, Inc., a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired 80 commercial real estate properties, raised over $300 million of investor equity and acquired more than $400 million in commercial real estate assets in various private and public real estate investment programs.  Currently, Mr. Hartman oversees a staff of 60 employees who manage 38 commercial properties encompassing over five million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program.  Mr. Hartman attended the University of Colorado and studied Business Administration.

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

Jack I. Tompkins, age 73, has served as one of our independent directors since our inception in February, 2009.  Mr. Tompkins has served since 1998 as Chairman and CEO of ARTA Equity Advisors, L.L.C., which was formed to engage in various entrepreneurial opportunities. Mr. Tompkins began his career with Arthur Young & Co., working as a certified public accountant there for three years before joining Arthur Andersen,& Co., where he was elected to the partnership in 1981 and served until 1988. While at Arthur Andersen he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. From 1988 until October 1996, Mr. Tompkins served as Chief Financial Officer, Senior Vice President and Chief Information, Administrative and Accounting Officer of a large publicly traded energy company. Corporate functions reporting to Mr. Tompkins included financial planning, risk management, tax, accounting, information systems, administration and internal audit. Mr. Tompkins served as Chairman and CEO of Automotive Realty Trust Company of America from its inception in 1997 until its sale to a publicly traded REIT in January 1999. Automotive Realty was formed to engage in the business of consolidating real estate properties owned by automobile dealerships into a REIT. From March to September of 1999, Mr. Tompkins served as interim Executive Vice President and CFO of Crescent Real Estate Equities as the Company restructured. Mr. Tompkins served as an independent director of Hartman XIX from July 2009 until March 2010 and as an independent director of Hartman Income REIT from January 2008 until July 2009. Mr. Tompkins previously served on the board of directors of Bank of America Texas and Michael Petroleum Corp. He is a member of American Institute of Certified Public Accountants. Mr. Tompkins received a Bachelor of Business Administration and Master of Business Administration from Baylor University.

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

Richard R. Ruskey, age 63, has served as one of our independent directors since April 2011.  Mr. Ruskey began his professional career in 1978 as a Certified Public Accountant with the accounting firm of Peat, Marwick, Mitchell, & Co. in St. Louis, Missouri where he obtained extensive experience in both the audit and tax departments.  In 1983 he joined the firm of Deloitte, Haskins, & Sells as a manager in the tax department.  In 1986 Mr. Ruskey transitioned into the security brokerage industry as the chief financial officer of Westport Financial Group.  Within a one-year period he became a full-time broker and due diligence officer for the firm.  In 1990 he continued his career in financial services by joining the broker dealer firm of R. T. Jones Capital Equities, Inc. where he served as due diligence officer.  In June 2010 Mr. Ruskey joined the broker dealer firm of Moloney Securities Co. Inc. where he currently serves as an investment broker and as a senior due diligence analyst.  He is a Certified Public Accountant and Certified Financial Planner and is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He has been an active investor in numerous real estate and business ventures throughout his 30 year career in financial services. Mr. Ruskey received dual B.S. degrees in Accounting and Finance from Southern Illinois University – Carbondale.

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

Louis T. Fox, III, age 58, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our advisor, Hartman Advisors, and our property manager, HIR Management. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining HIR Management in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. He started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox received a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

Mark T. Torok, age 60, has served as our General Counsel and Secretary since April 2016. Mr. Torok also serves as General Counsel for both our advisor and our property manager. In this capacity, Mr. Torok manages our advisor’s in-house legal department and is responsible for all legal matters affecting our company and its affiliates, including our advisor and our property manager. Prior to joining our property manager in June, 2015, Mr. Torok practiced law from 2006 to May 2015, as the founder of The Torok Law Firm P.C., where his practice focused on real estate, securities, and business law. In addition, he served as a fee attorney and provided escrow agent services for Providence Title Insurance Company.  Prior to founding The Torok Law Firm in 2006, from 1989 to 1991, Mr. Torok served as a Hearings Officer for the Pennsylvania Insurance Department. From 1991 to 2000 he served as Assistant General Counsel and Assistant Secretary of the various companies of the Erie Insurance Group, a property and casualty insurance company. From 2000 to 2002 he served as Assistant General Counsel and Assistant Secretary for the United Services Automobile Association (USAA), a property and casualty insurance company. From 2002 to 2004 he served as Assistant General Counsel and Chief Compliance Officer for the companies of the Argonaut Group, a commercial property and casualty insurance company. He subsequently returned to USAA from 2004 to 2006 to serve as Director of Regulatory Compliance before founding his own law firm. Mr. Torok holds the insurance designations of Chartered Property Casualty Underwriter (CPCU) and Associate in Reinsurance (ARe). Mr. Torok holds an inactive real estate agent’s license in Texas and an inactive escrow agent’s license in Texas and is a member of the Texas Bar Association. Mr. Torok earned a Bachelor of Arts degree in Economics from Gettysburg College and a Juris Doctor degree from Willamette University College of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2017, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2018.

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

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2018.  Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	All Other Compensation (2)	Total
Allen R. Hartman	$—	$—	$—
Jack I. Tompkins	17,000	37,650	54,650
Richard R. Ruskey	17,000	37,650	54,650
	$34,000	$75,300	$109,300

1.The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
2.As described below under “Equity Plan Compensation,” each of Messrs. Tompkins and Ruskey received shares of restricted common stock as non-cash compensation for their service as independent members of our Board of Directors.  Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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

Equity Plan Compensation

We have approved and adopted an omnibus stock incentive plan.  Under our omnibus stock incentive plan, each of our current independent directors was entitled to receive 3,000 shares of restricted common stock in connection with the initial meeting of our full board of directors. Going forward, each new independent director that joins our board of directors receives 3,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives an additional 3,000 shares of restricted common stock. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected.  As of December 31, 2018, 51,000 shares of restricted common stock have been granted to our current independent directors pursuant to the omnibus stock incentive plan.

Compensation Committee Interlocks and Insider Participation

We do not compensate our executive officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners

The following table sets forth information as of March 19, 2019, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership set forth in the table below is calculated based on 18,411,687 shares of our common stock outstanding as of March 19, 2019. The address of each beneficial owner listed below is c/o Hartman Short Term Income Properties XX, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	22,420	0.13%
Jack I. Tompkins	24,750	0.14%
Richard R. Ruskey	30,250	0.17%
Louis T. Fox, III	—	—
Mark T. Torok	—	—
All Officers and Directors as a group	77,420	0.44%

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

•We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the period from January 1, 2010 to December 31, 2018, we incurred acquisition fees of $6,013,000.

•We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses), including the amount of any debt attributable to the asset (including debt encumbering the asset after its acquisition) and where the value of an asset is the value established by the most recent independent valuation report, if available. For the years ended December 31, 2018 and 2017 we paid asset management fees to our advisor of $1,760,000 and $1,760,000, respectively.

•We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor. For the fiscal years ended December 31, 2018 and 2017, we did not pay our advisor any debt financing fees.

•If our property manager provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset. With respect to a property held in a joint venture, the foregoing disposition fee will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the years ended December 31, 2018 and 2017, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the Advisory Agreement, we also reimburse our advisor and its affiliates for the costs and expenses:

•Pursuant to our Advisory Agreement, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs (other than selling commissions and the dealer manager fee) incurred on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause our total organization and offering expenses related to our primary offering (other than selling commissions and the dealer manager fee) to exceed 1.5% of gross offering proceeds from the primary offering. Our advisor and its affiliates will be responsible for the payment of organization and offering expenses (other than selling commissions and the dealer manager fee) to the extent they exceed 1.5% of gross offering proceeds from the primary offering. As of December 31, 2018, total offering costs for our follow-on offering were $12,796,000. We directly incurred $12,796,000 of offering costs for our follow-on offering and $0 in offering costs reimbursable to our advisor for our follow-on offering. As of December 31, 2018, offering costs related to our follow-on offering exceeded 1.5% of the gross offering proceeds from the sale of shares of our common stock in our primary follow-on offering, however none of such excess costs were reimbursable to our advisor because we incurred all such costs directly. Pursuant to our charter, in no event may organization and offering costs (including selling commissions and the dealer manager fees) incurred by us in connection with a completed public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in the completed public offering. As of December 31, 2018, the organization and offering costs incurred in connection with our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in the follow-on offering.

•Pursuant to our Advisory Agreement and our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses (as defined in our Advisory Agreement)) that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2018, our total operating expenses were $60,562,000. Total operating expenses incurred during the four fiscal quarters ended December 31, 2018, did not exceed the 2%/25% Limitation. We reimbursed our advisor $0 in operating expenses during the four fiscal quarters ended December 31, 2018.

Our Advisory Agreement has a one-year term expiring February 9, 2020, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the Advisory Agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with our property manager, Hartman Income REIT Management, Inc., an affiliate of our sponsor, with respect to the management of properties. Pursuant to the management agreements, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property’s gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the fiscal years ended December 31, 2018 and 2017, we have paid property management fees and reimbursements of $4,910,000 and $4,038,000, respectively, to our property manager.

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

For the years ended December 31, 2018 and 2017, respectively, interest and dividend income in the accompanying consolidated statements of operations, includes $678,000 and $908,000 of interest income. As of December 31, 2018 and 2017, respectively, the balance due from TRS by Retail II Holdings is $760,000 and $760,000, respectively.

On July 19, 2018, we entered into a limited liability company agreement with our affiliates HIREIT, Hartman XIX and vREIT XXI to form Hartman SPE, LLC ("SPE LLC"), a special purpose entity.

On October 1, 2018, SPE LLC, as borrower, and Goldman Sachs Mortgage Company, as lender, entered into a term loan agreement. Pursuant to the loan agreement, the lender made a term loan to SPE LLC in the principal amount of $259,000,000.

Together with our affiliates HIREIT, Hartman XIX and vREIT XXI, we contributed a total of 39 commercial real estate properties ("Properties") to SPE, LLC, subject to the then existing mortgage indebtedness encumbering the Properties, in exchange for membership interests in SPE LLC. Proceeds of the Loan were immediately used to extinguish the existing mortgage indebtedness encumbering the Properties.

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

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The audit committee has engaged Grant Thornton LLP (“GT”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2018 and 2017, which represents a change in the engagement of our certifying accountant.  The audit committee engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2016.  The change in certifying accountant was reported in our Current Report on Form 8-K filed with the SEC on February 9, 2018.

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

All services rendered to us by GT for the years ended December 31, 2018 and 2017 and Weaver for the year ended December 31, 2017 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by GT and Weaver, as well as the fees charged by GT and Weaver for such services.  In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by GT and Weaver for professional accounting services for the years ended December 31, 2018 and 2017 are set forth in the tables below.

Weaver

	2018	2017
Audit fees	$—	$80,150
Audit related fees	—	26,012
Tax fees	—	3,250
Total	$—	$109,412

GT

	2018	2017
Audit fees	$443,903	$144,100
Tax fees	—	—
Total	$443,903	$144,100

For purposes of the preceding tables, GT’s and Weaver’s professional fees are classified as follows:

● Audit fees—These are fees for professional services performed for the audit of our annual financial statements, the required review of quarterly financial statements, registration statements and other procedures performed in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 8, 2019.
HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman
Allen R. Hartman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Allen R. Hartman	Date: April 8, 2019
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: April 8, 2019
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jack I. Tompkins	Date: April 8, 2019
Jack I. Tompkins, Director

By:	/s/ Richard R. Ruskey	Date: April 8, 2019
Richard R. Ruskey, Director

EXHIBIT INDEX

* Filed herewith

Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed February 1, 2012)
3.1.1	First Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1to the Company’s Form 10-K filed April 12, 2012)
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

10.1
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
10.58
Agreement of Purchase and Sale, dated as of November 14, 2014, between U.S. Bank National Association, as Trustee, as successor-in-interest to Bank of America, National Association, as successor-by-merger to LaSalle Bank National Association, as Trustee for the Registered Holders of Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2007-PWR17 and Hartman XX Limited Partnership, a Texas limited partnership, its successors or assigns. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 18, 2014)

10.59
Real Property and Company Management Agreement by and between Hartman Highway 6 LLC and Hartman Income REIT Management, Inc., dated as of December 30, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 1, 2015)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Hartman Short Term Income Properties XX, Inc. and Subsidiaries

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Hartman Short Term Income Properties XX, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Philadelphia, Pennsylvania
April 8, 2019

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
	December 31, 2018	December 31, 2017
ASSETS
Real estate assets, at cost	$583,112	$259,962
Accumulated depreciation and amortization	(89,840)	(73,140)
Real estate assets, net	493,272	186,822

Cash and cash equivalents	17,780	1,586
Restricted cash	—	2,371
Accrued rent and accounts receivable, net	11,881	7,271
Notes receivable - related party	6,676	9,715
Deferred leasing commission costs, net	8,301	6,077
Goodwill	250	250
Prepaid expenses and other assets	34,945	1,906
Due from related parties	—	5,736
Investment in affiliate	8,978	8,978
Total assets	$582,083	$230,712

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	305,907	117,237
Due to related parties	1,496	554
Accounts payable and accrued expenses	21,335	10,999
Tenants' security deposits	4,864	1,883
Total liabilities	$333,602	$130,673
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 17,711,384 shares and 18,009,502 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	18	18
Additional paid-in capital	165,084	167,871
Accumulated distributions and net loss	(95,162)	(81,188)
Total stockholders' equity	69,940	86,701
Noncontrolling interests in subsidiary	178,541	13,338
Total equity	248,481	100,039
Total liabilities and equity	$582,083	$230,712
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year ended December 31,
	2018	2017
Revenues
Rental revenues	$49,112	$38,831
Tenant reimbursements and other revenues	7,910	5,478
Total revenues	57,022	44,309

Expenses (income)
Property operating expenses	20,722	14,679
Asset management fees	1,760	1,760
Real estate taxes and insurance	7,303	6,529
Depreciation and amortization	16,700	23,268
General and administrative	4,099	2,726
Interest expense	11,306	5,764
Interest and dividend income	(1,328)	(1,332)
Total expenses (income), net	60,562	53,394
Loss from continuing operations	(3,540)	(9,085)
Loss from discontinued operations	—	50
Net loss	(3,540)	(9,035)
Net loss attributable to noncontrolling interests	(2,713)	(143)
Net loss attributable to common stockholders	$(827)	$(8,892)
Net loss attributable to common stockholders per share	$(0.05)	$(0.49)
Weighted average number of common shares outstanding, basic and diluted	17,946	18,110
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance, January 1, 2017	1	$—	18,165	$18	$169,406	$(59,674)	$109,750	$6,681	$116,431
Redemptions of common shares	—	—	(167)	—	(1,614)	—	(1,614)	—	(1,614)
Issuance of common shares	—	—	6	—	79	—	79	—	79
Non-controlling capital	—	—	—	—	—	—	—	8,700	8,700
Deconsolidation of Village Pointe	—	—	—	—	—	—	—	(1,350)	(1,350)
Dividends and distributions (cash)	—	—	—	—	—	(12,622)	(12,622)	(550)	(13,172)
Net loss	—	—	—	—	—	(8,892)	(8,892)	(143)	(9,035)
Balance, December 31, 2017	1	$—	18,004	$18	$167,871	$(81,188)	$86,701	$13,338	$100,039
Redemptions of common shares	—	—	(298)	—	(2,864)	—	(2,864)	—	(2,864)
Issuance of common shares	—	—	6	—	77	—	77	—	77
Addition of non-control interest	—	—	—	—	—	—	—	167,968	167,968
Dividends and distributions (cash)	—	—	—	—	—	(12,555)	(12,555)	(644)	(13,199)
Net loss	—	—	—	—	—	(1,419)	(1,419)	(2,121)	(3,540)
Balance, Balance, December 31, 2018	1	$—	17,712	$18	$165,084	$(95,162)	$69,940	$178,541	$248,481

	The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,540)	$(9,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	74	74
Depreciation and amortization	16,700	23,268
Deferred loan and lease commission costs amortization	2,981	1,662
Bad debt provision	(4)	508
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(3,929)	(2,513)
Deferred leasing commissions	(4,037)	(2,518)
Prepaid expenses and other assets	(11,826)	(313)
Accounts payable and accrued expenses	9,369	(1,041)
Due to/from related parties	6,001	(863)
Tenants' security deposits	272	59
Net cash provided by operating activities	12,061	9,288
Cash flows from investing activities:
Acquisition deposits	(535)	20
Advance to affiliates	—	(4,662)
Investment in note receivable from affiliate	—	1,716
Investment in real estate held for disposition	—	7,050
Repayment of note receivable - related party	3,039	—
Lender required capital resereves	(10,405)	—
Additions to real estate	(8,940)	(6,863)
Net cash used in investing activities	(16,841)	(2,739)
Cash flows from financing activities:
Distributions to common stockholders	(12,555)	(12,650)
Distributions to non-controlling interest	(658)	(543)
Repayments under term loan notes – real estate held for disposition	—	(3,525)
Noncontrolling interests capital	—	7,350
Payments of deferred loan costs	(4,734)	(124)
Repayments under term loan notes	(40,165)	(1,169)
Borrowings under term loan notes	259,000	—
Borrowings under revolving credit facility	11,525	5,500
Repayments under revolving credit advances	(45,225)	(1,500)
Lender reserve for Promenade payoff	(10,273)	—
Proceeds from issuance of common stock, net of redemptions	(2,859)	(1,556)
Repayments of consolidating notes payable	(135,453)	—
Net cash provided (used in) by financing activities	18,603	(8,217)
Net increase (decrease) in cash and cash equivalents	13,823	(1,668)
Cash and cash equivalents and restricted cash at the beginning of period	3,957	5,625
Cash and cash equivalents and restricted cash at the end of period	$17,780	$3,957

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Supplemental disclosure of cash flow information is as follows:
	Year Ended December 31,
	2018	2017
Cash paid for interest	$7,670	$5,259
Cash paid for prepayment of refinanced debt (included in interest expense)	$2,323	$—
Non-cash operating, investing and financing activities:
Security deposits	$2,708	$—
Additions to real estate	$313,230	$—
Note payable - Promenade property	$7,101	$—
Decrease in distribution payable	$(15)	$(28)
Issuance of SPE membership interests	$167,967	$—

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Business

Hartman Short Term Income Properties XX, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011.  As used herein, the "Company," "we," "us," or "our" refer to Hartman Short Term Income Properties XX, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership and SPE LLC, except where context requires otherwise.

On July 19, 2018, we entered into a limited liability company agreement with our affiliates Hartman Income REIT, Inc. (“HIREIT”), Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”) and Hartman vREIT XXI, Inc. (“vREIT XXI”) to form Hartman SPE, LLC ("SPE LLC"), a special purpose entity.

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

Contemporaneously therewith and together with our affiliates HIREIT, Hartman XIX and vREIT XXI, we contributed a total of 39 commercial real estate properties ("Properties") to SPE, LLC, subject to the then existing mortgage indebtedness encumbering the Properties, in exchange for membership interests in SPE LLC.  Proceeds of the Loan were immediately used to extinguish the existing mortgage indebtedness encumbering the Properties.

Substantially all of our business is conducted through our wholly owned subsidiary, Hartman XX Limited Partnership, a Texas limited partnership (the “Operating Partnership”) and SPE LLC.  Our wholly-owned subsidiary, Hartman XX REIT GP LLC, a Texas limited liability company, is the sole general partner of the Operating Partnership.  We are the sole limited partner of the Operating Partnership.  Our wholly-owned subsidiary, Hartman SPE Management, LLC ("SPE Management") is the manager of SPE LLC. Our single member interests in our limited liability company subsidiaries are owned by the Operating Partnership or its wholly owned subsidiaries.

Subject to certain restrictions and limitations, Hartman Advisors LLC ("Advisor") is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement (the “Advisory Agreement”) by and among the Company and Advisor. Management of the Company’s properties and the Properties, is provided pursuant to property management agreements with Hartman Income REIT Management, Inc. (the "Property Manager"), a wholly-owned subsidiary of HIREIT.

As of December 31, 2018, we owned 43 commercial properties comprising approximately 6.6 million square feet plus three pad sites, all located in Texas.  As of December 31, 2018, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.  As of December 31, 2017, we owned or held a majority interest in 17 commercial properties comprising approximately 2.98 million square feet plus three pad sites, all located in Texas.  As of December 31, 2017, we owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

On July 21, 2017, the Company and Hartman XIX, entered into an agreement and plan of merger (the “XIX Merger Agreement”) and (ii) the Company, the Operating Partnership, HIREIT and Hartman Income REIT Operating Partnership LP, the operating partnership of HIREIT, (“HIROP”), entered into an agreement and plan of merger (the “HIREIT Merger Agreement,” and together with the XIX Merger Agreement, the “Merger Agreements”).

Subject to the terms and conditions of the XIX Merger Agreement, including the satisfaction of all closing conditions set forth in the Merger Agreements, Hartman XIX will merge with and into the Company, with the Company surviving the merger (the “Hartman XIX Merger”).  Subject to the terms and conditions of the HIREIT Merger Agreement, (i) HIREIT will merge with and into the Company, with the Company surviving the merger (the “HIREIT Merger,” and together with the Hartman XIX Merger, the “REIT Mergers”), and (ii) HIROP will merge and with and into the Operating Partnership, with the Operating Partnership surviving the merger (the “Partnership Merger,” and together with the REIT Mergers, the “Mergers”). The REIT Mergers are intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Partnership Merger is intended to be treated as a tax-deferred exchange under Section 721 of the Code.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2018 and 2017 and for the years then ended have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.

These consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries, and SPE LLC.  All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less.  We maintain accounts which may from time to time exceed federally insured limits. Cash and cash equivalents as of December 31, 2018 includes $18,250,000 in excess of federally insured limits. We have not experienced any losses in these accounts and believe that we are not exposed to any significant credit risk and regularly monitor the financial stability of these financial institutions.

Restricted Cash - As of December 31, 2018 and 2017, the Company had a restricted cash balance of $0 and $2,371,000, which represents amounts set aside as impounds to be disbursed to the Company upon achieving incremental occupancy and gross income thresholds at the Richardson Heights Property and the Bent Tree Green Property.

The Company’s right to draw upon the remaining restricted funds expired June 30, 2018.  The undrawn restricted funds balance of $573,000 was applied as a prepayment without penalty, to the Richardson Heights Property loan principal balance on July 12, 2018.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and balances with related parties.  The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature.  Disclosure about the fair value of financial instruments is based on relevant information available as of December 31, 2018 and 2017.

Revenue Recognition

Our leases are accounted for as operating leases. Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases. Revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Our accrued rents are included in accrued rent and accounts receivable, net. We will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Additionally, cost recoveries from tenants are included in the Tenant Reimbursement and Other Revenues line item in the consolidated statements of operations in the period the related costs are incurred.

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The Company

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach and the adoption of this guidance did not have a material impact on the consolidated financial statements. The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASU 2014-09. The Company’s other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASU 2014-09. Additionally, the Company’s property dispositions have historically been cash sales with no contingencies and no future involvement in the property, as a result, the new guidance is not expected to have an effect on the Company’s real estate transactions, however, the Company will account future sales of real estate properties in accordance with requirements of ASU 2014-09.

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

Real Estate Joint Ventures and Partnerships

To determine the method of accounting for partially owned real estate joint ventures and partnerships, management determines whether an entity is a VIE and, if so, determines which party is the primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.

Primary risks associated with our involvement with our VIEs include the potential funding of the entities’ debt obligations or making additional contributions to fund the entities’ operations or capital activities.

Partially owned, non-variable interest real estate joint ventures and partnerships over which we have a controlling financial interest are consolidated in our consolidated financial statements. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Partially owned real estate joint ventures and partnerships where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

Management continually analyzes and assesses reconsideration events, including changes in the factors mentioned above, to determine if the consolidation or equity method treatment remains appropriate.

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

Impairment

The Company reviews its real estate assets, on an asset by asset basis, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of December 31, 2018 and 2017.

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

Goodwill

Generally accepted accounting principles in the United States require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying amount.  If the qualitative assessment determines that it is more likely than not that the fair value is less than the carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a two-step impairment test.  In the first step, management compares its net book value of the Company to the carrying amount of goodwill at the balance sheet date. In the event net book value of the Company is less than the carrying amount of goodwill, the Company proceeds to step two and assesses the need to record an impairment charge. For the years ended December 31, 2018 and 2017, no goodwill impairment was recognized in the accompanying consolidated financial statements.

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

For the years ended December 31, 2018 and 2017, the Company incurred a net loss of $3,540,000 and $9,035,000.  The Company formed one taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no material current or future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of December 31, 2018 and 2017, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2018 and 2017 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocation of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted ASU 2014-09, codified in Accounting Standards Codification (“ASC”) 606 - “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaces most existing revenue recognition guidance under GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. Certain contracts with customers, principally lease contracts, are not within the scope of the new guidance. The Company has elected to use the modified retrospective method. The adoption of ASU 2014-09 has no impact on the Company’s consolidated financial statements on adoption” at January 1, 2018.

On January 1, 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” issued by the Financial Accounting Standards Board (“FASB”), which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. The adoption of ASU No. 2016-01 has no material effect on our consolidated financial position or our consolidated results of operations.

On January 1, 2018, the Company adopted ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” issued by the FASB, which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. In connection with our adoption of ASU No. 2016-17, we have determined that SPE LLC is a VIE and that the Company is the primary beneficiary. Accordingly, the accounts of SPE LLC are included in our consolidated financial position as of December 31, 2018 and beginning October 1, 2018, in our consolidated results of operations. The Company and its affiliates, Hartman XIX and HIREIT, are guarantors of the SPE LLC note payable.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2018, the Company, through SPE LLC has a ground lease for a parking lot located adjacent to the property at 601 Sawyer, Houston, Texas. The parking lot lease agreement expires at the end of September 2020. The Sawyer property is included in the Company’s consolidated financial statements as of December 31, 2018 and for the year ended December 31, 2018 because of the consolidation of SPE with the Company. SPE commenced operations and is consolidated with the Company for periods beginning after September 30, 2018.

Lease payments under the parking lot lease agreement are $3,500 per month. As of December 31, 2018, 21 monthly payments remain under the lease agreement for a total of $42,000.

The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In connection with the new revenue guidance (ASC 606), the new revenue standard will apply to other components of revenue deemed to be non-lease components, such as reimbursement for certain expenses which are based on usage. Under the new guidance, we will continue to recognize the lease components of lease revenue on a straight-line basis over our respective lease terms as we do under prior guidance. However, we would recognize these non-lease components under the new revenue guidance as the related services are delivered. As a result, the total revenue recognized over time would not differ under the new guidance. This does not result in a difference from how the Company has historically recognized revenue for these lease and non-lease components.

Additionally, ASU 2016-02 requires that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. This does not result in a difference from how the Company has historically recognized lease acquisition costs.

The Company is the lessor only under the parking lot lease described above. Application of the guidance will result in recording a right-of-use asset and lease liability of $42,000 for the parking lot ground lease for which it is the lessee and lease expense will be recognized on a straight-line basis.

In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842 Leases. The improvements in ASU 2018-11 provide for (a) an optional new transition method for adoption that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and (b) a practical expedient for lessors, under certain circumstances, to combine the lease and non-lease components of revenues for presentation purposes.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies, corrects, or consolidates authoritative guidance issued in ASU 2016-02 and is effective upon adoption of ASU 2016-02.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which requires lessors to exclude from variable payments, and therefore revenue, all lessor costs explicitly required to be paid by lessees directly to third parties. ASU 2018-20 also requires lessors to account for costs excluded from the consideration of a contract that are explicitly paid by the lessor and reimbursed by the lessee as variable payments. This will not result in a material impact, if any, to the historical financial statements. ASU No. 2016-02 is effective for reporting periods beginning January 1, 2019, with modified retrospective application for each reporting period presented at the time of adoption or utilizing the optional transition method under ASU 2018-11. Early adoption is also permitted for this guidance. The Company will adopt ASU 2016-02 using the modified retrospective approach that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption in accordance with ASU 2018-11. We expect to disclose in the 10-Q for the quarterly period ended March 31, 2019 that the adoption of ASU 2016-02 had no impact on the beginning cumulative accumulated distributions and net loss as of January 1, 2019.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of either adopting the new standard early using a modified retrospective transition method in any interim period after issuance of the update, or alternatively adopting the new standard for fiscal years beginning after December 15, 2018. This adoption method may require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. While the Company continues to assess all potential impacts of the standard, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Stock-Based Payment Accounting. The updated guidance is expected to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The adoption of this guidance will have no impact on our consolidated financial statements.

Note 3 — Real Estate

During the year ended December 31, 2018, we contributed 13 of the 17 properties in which the Company wholly owned or held a majority interest, to SPC LLC. The 17 real estate assets of the Company included in the consolidated balance sheets as of December 31, 2018 and 2017 are recorded at cost. The 26 real estate assets of Hartman XIX and HIREIT included in the consolidated balance sheet as of December 31, 2018 were recorded at fair value as of October 1, 2018. The fair value cost of SPE LLC assets added as of October 1, 2018 was segregated and allocated to land, buildings and improvements and in-place lease value intangible. Depreciation and amortization of SPE LLC assets added October 1, 2018 commenced as of that date. Additions to real estate after September 30, 2018 included in the consolidated balance sheet as of December 31, 2018 are recorded at cost.

Real estate assets consisted of the following, in thousands:

	December 31,
	2018	2017
Land	$145,050	$62,320
Buildings and improvements	337,272	134,069
In-place lease value intangible	100,790	63,573
	583,112	259,962
Less accumulated depreciation and amortization	(89,840)	(73,140)
Total real estate assets	$493,272	$186,822

Depreciation expense for the years ended December 31, 2018 and 2017 was $8,900,000 and $7,713,000, respectively.

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

The following table illustrates the increase in our real estate assets as a result of the formation of SPE LLC effective October 1, 2018 and its consolidation with the Company in the consolidated balance sheet as of December 31, 2018, in thousands:

Real estate assets, at cost, September 30, 2018	$265,274
Hartman XIX, SPE real estate assets, at fair value, October 1, 2018	$129,090
HIREIT, SPE real estate assets, at fair value, October 1, 2018	$184,140
Additions to real estate, for the quarter ended December 31, 2018	$4,608
Real estate assets, at cost, December 31, 2018	$583,112

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	December 31,
	2018	2017
In-place lease value intangible	$100,790	$63,573
Less: In-place leases – accumulated amortization	(57,989)	(50,190)
Acquired lease intangible assets, net	$42,801	$13,383

The estimated aggregate future amortization amounts from acquired lease intangibles are as follows, in thousands:

December 31,	In-place lease amortization
2019	10,895
2020	10,459
2021	8,410
2022	7,454
2023	5,583
Total	$42,801

Amortization expense for the year ended December 31, 2018 and 2017 was $7,799,000 and $15,555,000, respectively.

As of December 31, 2018, we owned or held a majority interest in 43 commercial properties comprising approximately 6.60 million square feet plus three pad sites, all located in Texas.  As of December 31, 2018, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.  As of December 31, 2017, we owned or held a majority interest in 17 commercial properties comprising approximately 2.98 million square feet plus three pad sites, all located in Texas.  As of December 31, 2017, we owned nine properties located in Richardson, Arlington, and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

Acquisition fees earned by the Advisor were $0 for both the years ended December 31, 2018 and 2017, respectively. Asset management fees earned by the Advisor were $1,760,000 for both the years ended December 31, 2018 and 2017, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively.

On April 11, 2017, the Operating Partnership entered into a membership interest purchase agreement with Hartman vREIT XXI, Inc. (“vREIT XXI”), an affiliate of the Company.  Pursuant to the terms of a membership interest purchase agreement between vREIT XXI and the Company, vREIT XXI may acquire up to $10,000,000 of the equity membership interest of Operating Partnership in Hartman Three Forest Plaza, LLC (“Three Forest Plaza LLC”).  As of December 31, 2017, vREIT XXI has acquired an approximately 48.8% equity interest in Three Forest Plaza LLC for $8,700,000. Together with the Company, vREIT XXI contributed its interest in Three Forest Plaza LLC to SPE LLC effective October 1, 2018.

The Company’s indirect wholly owned subsidiary, Hartman Richardson Heights Properties, LLC (“HRHP LLC”), and the City of Richardson, Texas are parties to an economic development incentive agreement.  Under the terms of the agreement, the City of Richardson will pay annual grants to HRHP LLC in equal installments over a 5 year period of up to $1.5 million and will pay sales tax grants, to be paid annually, over the first 10 years of the Alamo Draft House lease.  The first economic development installment was received in September 2013.  The Company received the fifth and final installment of $300,000 in the year ended December 31, 2017, which is included in tenant reimbursements and other revenues on the consolidated statements of operations.  For the year ended December 31, 2018, HRHP LLC received sales tax grant of $82,000 and $80,000 for the 2018 and 2017 incentive agreement fiscal years, respectively, which is included in tenant reimbursements and other revenues on the consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Payments received by the Company in the form of annual grants and annual sales tax grants are subject to refund or adjustment during the term of the economic development incentive agreement.  In general, the incentive agreement provides that the Company must continue to be in good standing with respect to the terms and conditions of the agreement and that the Alamo Draft House lessee must continue as a tenant of the Richardson Heights Property during the term of its lease agreement.  As of December 31, 2018, no uncured breach or default exists under the terms of the incentive agreement and the Company has no liability or other obligation to repay any grants received under the agreement.

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	December 31,
	2018	2017
Tenant receivables	$5,205	$3,609
Accrued rent	8,386	5,376
Allowance for doubtful accounts	(1,710)	(1,714)
Accrued rents and accounts receivable, net	$11,881	$7,271

As of December 31, 2018 and 2017, the Company had an allowance for uncollectible accounts of $1,710,000 and $1,714,000, respectively.  For the years ended December 31, 2018 and 2017, the Company recorded bad debt (recovery) expense of $(4,000) and $508,000, respectively, related to tenant receivables that the Company have specifically identified as potentially uncollectible based on the Company’s assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	December 31,
	2018	2017
Deferred leasing commissions	$12,671	$8,634
Less: accumulated amortization	(4,370)	(2,557)
Deferred leasing commission costs, net	$8,301	$6,077

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals.  A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at December 31, 2018 is as follows, in thousands:

December 31,	Minimum Future Rents
2019	$67,056
2020	58,714
2021	49,735
2022	38,546
2023	28,741
Thereafter	42,306
Total	$285,098

Note 7 — Notes Payable

The Company was a party to a $30.0 million revolving credit agreement (the “TCB Credit Facility”) with Texas Capital Bank.  The TCB Credit Facility was paid in full on October 1, 2018 and the credit agreement was terminated. The borrowing base based on the collateral properties was $20.925 million.  The TCB Credit Facility note bore interest at the greater of 4.25% per annum or the bank’s prime rate plus 1% per annum.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company was a party to a $15.525 million revolving credit agreement (the “EWB Credit Facility”) with East West Bank. The EWB Credit Facility was paid in full on October 1, 2018.  The borrowing base of the EWB Credit Facility was adjusted from time to time subject to the lender’s underwriting with respect to real property collateral.  The EWB Credit Facility note bore interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.

On October 8, 2015 the Company entered into a second revolving credit agreement with East West Bank (the “EWB II Credit Facility”).  The borrowing base of the EWB II Credit Facility was $9.9 million and may have been adjusted from time to time subject to the lender’s underwriting with respect to the real property collateral.  The EWB II Credit Facility note bore interest at the greater of 3.75% per annum or the bank’s prime rate plus 0.50%.

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month.  Monthly payments are based on a 27-year loan amortization.  Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements.  Each of the loan agreements provides for a fixed interest rate of 4.61%.  As of December 31, 2018, we were in compliance with all loan covenants.  Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents.  The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans.  The outstanding balance of the four loans was $44,584,000 and $46,288,000 as of December 31, 2018 and 2017, respectively.

On October 1, 2018, the Company through SPE LLC and Goldman Sachs Mortgage Company entered into a $259,000,000 term loan agreement. The Company together with its affiliates HIREIT, Hartman XIX and vREIT XXI, contributed a total of 39 commercial real estate properties ("Properties") to SPE, LLC, a recently formed Delaware limited liability company, subject to the mortgage indebtedness encumbering the Properties, in exchange for membership interests in SPE LLC. Proceeds of the Loan were immediately used to extinguish the existing mortgage indebtedness encumbering the Properties.

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

The outstanding principal of the loan will bear interest at the one-month LIBOR rate plus 1.8%. As a condition to the funding of the Loan, SPE LLC has entered into an interest rate cap arrangement with SMBC Capital Markets, Inc. that caps LIBOR at 3.75% during the initial term of the Loan.

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

The Loan Agreement is secured by, among other things, mortgages on the Properties. The Company, HIREIT and Hartman XIX, entered into a guaranty agreement in favor of the lender, whereby each guarantor unconditionally guaranties the full and timely performance of the obligations set forth in the loan agreement and all other loan documents, including the payment of all indebtedness and obligations due under the loan agreement.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the mortgage notes payable, in thousands:

				December 31,
Property/Facility	Payment (1)	Maturity Date	Rate	2018	2017
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$17,760	$18,804
Cooper Street (2)	P&I	July 1, 2041	4.61%	$7,632	$7,819
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	$7,632	$7,819
Mitchelldale (2)	P&I	July 1, 2041	4.61%	$11,560	$11,846
Energy Plaza I & II (3)	P&I	June 10, 2021	5.30%	$—	$9,814
Promenade (4)	P&I	October 1, 2020	4.00%	$7,102	$—
Westway One (3)	IO	June 1, 2019	3.73%	$—	$10,819
Hartman SPE LLC	IO	October 9, 2020	2.46%	$259,000	$—
Three Forest Plaza (3)	IO	December 31, 2019	4.17%	$—	$17,828
TCB Credit Facility (3)	IO	October 9, 2018	5.25%	$—	$11,800
EWB Credit Facility (3)	IO	November 22, 2018	4.75%	$—	$12,000
EWB II Credit Facility (3)	IO	November 22, 2018	4.75%	$—	$9,900
				$310,686	$118,449
Less unamortized deferred loan costs				$(4,779)	$(1,212)
				$305,907	$117,237

(1) Principal and interest (P&I) or interest only (IO).

(2) Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.

(3) Loan was paid in full October 1, 2018.

(4) Hartman SPE LLC loan proceeds for the repayment of the Promenade loan were in escrow as of October 1, 2018. The loan was paid in full with the refinancing proceeds on February 15, 2019.

Annual maturities of notes payable as of December 31, 2018 are as follows, in thousands:

December 31,	Amount Due
2019	$1,400
2020	267,142
2021	1,308
2022	1,369
2023	1,433
Thereafter	38,034
Total	$310,686

The Company’s loan costs are amortized using the straight-line method over the term of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2018	2017
Deferred loan costs	$7,082	$2,348
Less: deferred loan cost accumulated amortization	(2,303)	(1,136)
Total cost, net of accumulated amortization	$4,779	$1,212

Interest expense incurred for the year ending December 31, 2018 and 2017 was $11,306,000 and $5,764,000, respectively. Interest expense of $421,000 and $283,000 was payable as of December 31, 2018 and 2017, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $309,545,000 and $116,777,000 as compared to book value of $310,686,000 and $118,358,000 as of December 31, 2018 and 2017, respectively.  The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments.  Disclosure about the fair value of notes payable is based on relevant information available as of December 31, 2018 and 2017.

Note 8 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted weighted average shares outstanding reflect common shares issuable from the assumed conversion of convertible preferred stock into common shares. Only those items that have a dilutive impact on basic loss per share are included in the diluted loss per share.

	December 31,
	2018	2017
Numerator:
Net loss attributable to common stockholders	$(827,000)	$(8,892,000)
Denominator:
Basic and diluted weighted average shares outstanding	17,946,000	18,109,553
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.05)	$(0.49)

Note 9 — Income Taxes

Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  The Company’s federal income tax returns for the years ended December 31, 2015, 2016 and 2017 have not been examined by the Internal Revenue Service.  The Company’s federal income tax return for the year ended December 31, 2015 may be examined on or before September 15, 2019.

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

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31:

	2018	2017
Ordinary income (unaudited)	24.9%	29.4%
Return of capital (unaudited)	75.1%	70.6%
Capital gains distribution (unaudited)	—	—
Total	100.0%	100.0%

A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $267,000 and $244,000 was recorded in the consolidated financial statements for the years ended December 31, 2018 and 2017 respectively, with a corresponding charge to real estate taxes and insurance.

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

The Company pays acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company.  The Company pays property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties.  For the years ended December 31, 2018 and 2017 the Company incurred property management fees and reimbursements of $4,910,000 and $4,038,000, respectively, and $4,103,000 and $2,518,000, respectively for leasing commissions owed to our Property Manager.  We incurred asset management fees of $1,760,000 and $1,760,000, respectively owed to Advisor.  Acquisition fees incurred to the Advisor were $0 and $0 for the years ended December 31, 2018 and 2017, respectively.  Property management fees and reimbursements are included in property operating expense in the accompanying consolidated statements of operations.  Asset management fees are captioned as such in the accompanying consolidated statements of operations.

The Company had a balance due to (from) the Property Manager of $444,000 and $(3,207,000) as of December 31, 2018 and 2017, respectively.

The Company had a balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $4,200,000 and $6,229,000 as of December 31, 2018 and 2017, respectively. The balance due from Hartman XIX includes a loan from the Company to Hartman XIX in the original amount of $4,500,000, which is not evidenced by a promissory note. Interest has been accrued on the loan amount at an annual rate of 6%. The amount was advanced to Hartman XIX in connection with the affiliate stock purchase described below in this note.  The $2,029,000 balance due from Hartman XIX as of December 31, 2017 is included in Due from related parties, and the principal balance of the affiliate loan of $4,200,000 and is included in Notes receivable – related party, in the accompanying consolidated balance sheets.  The Company recognized interest income on the affiliate note in the amount of $252,000 for each of the years ended December 31, 2018 and 2017, respectively, which is included in interest income in the accompanying consolidated statements of operations.

The Company owed the Advisor $1,204,000 and $554,000 for asset management fees as of December 31, 2018 and 2017, respectively.  These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if the Company do not own all or a majority of an asset.

The Company owns 1,561,523 shares of the common stock of HIREIT which it acquired for cash consideration of $8,978,000.  The Company’s investment in HIREIT is accounted for under the cost method. The Company’s approximately 11% ownership interest in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets.  The Company received dividend distributions from HIREIT of $425,000 and

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$425,000 for the years ended December 31, 2018 and 2017, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

On May 17, 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager.  Pursuant to the terms of the promissory note, TRS will receive a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance.  The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST.  The maturity date of the promissory note is May 17, 2019.  This note receivable had an outstanding balance of $2,476,000 and $5,515,000 as of December 31, 2018 and 2017, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets.  For the years ended December 31, 2018 and 2017, respectively, interest and dividend income in the accompanying consolidated statements of operations, includes $456,000 and $655,000 of interest income. As of December 31, 2018 and 2017, the balance due from TRS by Retail II Holdings is $151,000 and $264,000, respectively.

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

As of December 31, 2018 and 2017, respectively, the Company had a net balance due to Hartman vREIT XXI of $0 and $236,000, related to the acquisition of joint venture interests from the Company.

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

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc.  Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.  In February 2009, the Company sold 19,000 shares of common stock to Hartman XX Holdings, Inc. at a price of $10.00 per share.  In February 2009, the Company issued 1,000 shares of the Company’s convertible preferred stock to the Company’s advisor, Hartman Advisors LLC (“Advisor”), at a price of $10.00 per share.  The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc.. Hartman Income REIT Management, Inc. is a wholly owned subsidiary of Hartman Income REIT, Inc. Allen R. Hartman, the Company’s Chief Executive Officer and Chairman of the Board of Directors, beneficially owns approximately 20% of Hartman Income REIT, Inc.

Preferred Stock

Under the Company’s articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of December 31, 2018 and 2017 the Company has issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

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

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  As of December 31, 2018, $51,000 shares of restricted common stock have been granted to our current independent directors pursuant to the omnibus stock incentive plan. For the years ended December 31, 2018 and 2017, respectively, the Company granted 6,000 and 6,000 shares of restricted common stock to independent directors as compensation for services.  The Company recognized $77,000 and $79,000 as stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively, based upon the estimated fair value per share.  Stock-based compensation also includes incentive plan awards discussed at Note 12.  These amounts are included in general and administrative expenses for the years ended December 31, 2018 and 2017, respectively in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount through the distribution reinvestment plan, including paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2018
4th Quarter	$0.175	$3,101
3rd Quarter	0.175	3,151
2nd Quarter	0.175	3,152
1st Quarter	0.175	3,151
Total	$0.700	$12,555
2017
4th Quarter	$0.175	$3,166
3rd Quarter	0.175	3,169
2nd Quarter	0.175	3,180
1st Quarter	0.175	3,135
Total	$0.700	$12,650

Note 12 – Incentive Awards Plan

The Company has adopted an incentive plan (the “Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
422, or any combination of the foregoing. The Company has initially reserved 5,000,000 shares of the Company’s common stock for the issuance of awards under the Company’s stock incentive plan, but in no event more than ten (10%) percent of the Company’s issued and outstanding shares. The number of shares reserved under the Company’s stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or canceled from awards under the Company’s stock incentive plan also will be available for future awards.  The Compensation Committee of the Board of Directors did not approve any awards restricted common stock for the years ended December 31, 2018 and 2017.

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

Note 14– Subsequent events

On March 4, 2019, our Board of Directors voted to acquire an additional 3.42% ownership interest of Hartman SPE, LLC from Hartman vREIT XXI, Inc. in exchange for 700,302.45 shares of the Company’s common stock with a total value of $8,858,826 ($12.65 per share). The exchange will increase the Company’s ownership interest in Hartman SPE, LLC from 32.74% to 36.16%. The transaction was made effective March 1, 2019.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2018
(Dollars in thousands)

			Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements
Garden Oaks	06/01/2008	1956	$1,770	$17,969	$1,021	$20,760	$189
Quitman	02/26/1999	1920	3,130	2,389	351	5,870	85
Chelsea Square	11/19/2002	1984	1,570	5,046	494	7,110	19
Mission Centre	05/29/2007	1987	2,020	7,690	890	10,600	5
Regency	09/05/2007	1979	960	819	851	2,630	46
Spring Valley	02/19/2008	1982	3,490	1,064	1,066	5,620	506
Northeast Square	06/01/2008	1984	1,300	3,330	280	4,910	38
One Mason	12/11/2001	1983	2,440	9,290	1,130	12,860	—
Tower	08/30/2002	1981	2,750	2,584	1,336	6,670	128
Preserve	09/30/2002	1970	9,730	9,085	3,485	22,300	83
Westheimer	06/26/2003	1983	3,800	12,416	2,284	18,500	137
Walzem Plaza	08/27/2003	1981	3,900	10,660	1,840	16,400	183
11811 North Freeway	06/26/2003	1982	1,980	1,037	2,473	5,490	54
Atrium I	12/11/2003	1980	2,540	716	1,494	4,750	124
North Central Plaza	04/15/2004	1982	2,330	14,511	2,959	19,800	68
3100 Timmons	12/21/2004	1975	10,330	3,543	1,427	15,300	243
Central Park	02/19/2008	1984	730	2,851	989	4,570	3
601 Sawyer	05/11/2011	1982	3,360	12,796	1,144	17,300	59
Prestonwood	09/19/2011	1999	7,410	13,895	1,695	23,000	83
Harwin	05/11/2012	1992	1,960	3,041	279	5,280	10
Fondren	05/02/2012	2004	1,650	7,326	1,004	9,980	96
Cornerstone	08/21/2009	1984	1,110	1,620	920	3,650	39
Northchase	08/21/2009	1984	1,700	5,821	1,549	9,070	45
616 FM 1960	07/01/2010	1983	1,510	8,931	1,269	11,710	66
Gateway	08/03/2010	1983	3,510	22,182	3,408	29,100	74
Promenade	06/30/2008	1973-1979	5,750	12,671	1,579	20,000	29
400 North Belt	05/08/2015	1982	2,538	3,800	3,812	10,150	2,238
Commerce Plaza Hillcrest	05/01/2015	1977	6,500	1,031	3,869	11,400	2,271
Corporate Park Place	08/24/2015	1980	2,375	5,215	1,910	9,500	1,163
Skymark Tower	09/02/2015	1985	2,212	4,404	2,230	8,846	1,915
Ashford Crossing	07/31/2015	1983	2,650	4,240	3,710	10,600	1,225
Energy Plaza	07/02/2014	1983	4,403	6,840	6,367	17,610	1,627
Westway	06/01/2016	2001	5,410	11,277	4,951	21,638	120
Three Forest Plaza	12/22/2016	1983	8,910	18,187	8,558	35,655	2,710
Parkway Plaza I & II	05/11/2012	1982	2,373	4,765	2,352	9,490	2,693
Gulf Plaza	03/15/2013	1979/1980	3,488	6,005	4,457	13,950	1,081
Timbercreek	12/30/2014	1984	724	962	1,211	2,897	458
Copperfield	12/30/2014	1986	605	760	1,054	2,419	439
One Technology	11/10/2015	1984	4,894	8,558	6,123	19,575	1,488
Richardson Heights	12/28/2010	1958-1962	4,788	10,890	3,472	19,150	7,080
Bent Tree Green	10/16/2012	1983	3,003	6,272	2,740	12,015	3,209
Cooper Street	05/11/2012	1992	2,653	5,768	2,192	10,613	473
Mitchelldale Business Park	06/13/2014	1977	4,794	9,816	4,565	19,175	2,597
Total			$145,050	$302,073	$100,790	$547,913	$35,199

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2018
(Dollars in thousands)

	Gross Carrying Amount at December 31, 2018
Property	Land	Building and Improvements	In-place lease value intangible	Total	Accumulated Depreciation & Amortization	Net Book Carrying Value	Encumbrances
Garden Oaks	$1,770	$18,158	$1,021	$20,949	$(186)	$20,763
Quitman	3,130	2,474	351	5,955	(33)	5,922
Chelsea Square	1,570	5,065	494	7,129	(69)	7,060
Mission Centre	2,020	7,695	890	10,605	(125)	10,480
Regency	960	865	851	2,676	(60)	2,616
Spring Valley	3,490	1,570	1,066	6,126	(87)	6,039
Northeast Square	1,300	3,368	280	4,948	(44)	4,904
One Mason	2,440	9,290	1,130	12,860	(143)	12,717
Tower	2,750	2,712	1,336	6,798	(111)	6,687
Preserve	9,730	9,168	3,485	22,383	(304)	22,079
Westheimer	3,800	12,553	2,284	18,637	(247)	18,390
Walzem Plaza	3,900	10,843	1,840	16,583	(225)	16,358
11811 N Freeway	1,980	1,091	2,473	5,544	(171)	5,373
Atrium I	2,540	840	1,494	4,874	(107)	4,767
North Central	2,330	14,579	2,959	19,868	(294)	19,574
3100 Timmons	10,330	3,786	1,427	15,543	(126)	15,417
Central Park	730	2,854	989	4,573	(89)	4,484
601 Sawyer	3,360	12,855	1,144	17,359	(154)	17,205
Prestonwood	7,410	13,978	1,695	23,083	(210)	22,873
Harwin	1,960	3,051	279	5,290	(45)	5,245
Fondren	1,650	7,422	1,004	10,076	(136)	9,940
Cornerstone	1,110	1,659	920	3,689	(77)	3,612
Northchase	1,700	5,866	1,549	9,115	(148)	8,967
616 FM 1960	1,510	8,997	1,269	11,776	(145)	11,631
Gateway	3,510	22,256	3,408	29,174	(376)	28,798
Promenade	5,750	12,700	1,579	20,029	(208)	19,821	7,102
400 North Belt	2,538	6,038	3,812	12,388	(5,503)	6,885
Commerce Plaza	6,500	3,302	3,869	13,671	(5,182)	8,489
Corporate Park	2,375	6,378	1,910	10,663	(2,985)	7,678
Skymark Tower	2,212	6,319	2,230	10,761	(3,234)	7,527
Ashford Crossing	2,650	5,465	3,710	11,825	(5,073)	6,752
Energy Plaza	4,403	8,467	6,367	19,237	(8,115)	11,122
Westway	5,410	11,397	4,951	21,758	(3,367)	18,391
Three Forest	8,910	20,897	8,558	38,365	(6,247)	32,118
Parkway Plaza	2,373	7,458	2,352	12,183	(4,561)	7,622
Gulf Plaza	3,488	7,086	4,457	15,031	(5,784)	9,247
Timbercreek	724	1,420	1,211	3,355	(1,353)	2,002
Copperfield	605	1,199	1,054	2,858	(891)	1,967
One Technology	4,894	10,046	6,123	21,063	(8,045)	13,018
Richardson Hts	4,788	17,970	3,472	26,230	(8,606)	17,624	17,760
Bent Tree Green	3,003	9,481	2,740	15,224	(5,494)	9,730	7,632
Cooper Street	2,653	6,241	2,192	11,086	(4,062)	7,024	7,632
MItchelldale	4,794	12,413	4,565	21,772	(7,419)	14,353	11,560
Total	$145,050	$337,272	$100,790	$583,112	$(89,841)	$493,271	$51,686

The aggregate cost of real estate for federal income tax purposes was $583,112 as of  December 31, 2018.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2018
Summary of activity for real estate assets for the years ended December 31, 2018 and 2017, in thousands:

	Years ended December 31,
	2018	2017
Balance at beginning of period	$259,962	$253,099
Additions during the period:
Acquisitions	—	—
Consolidation of Hartman SPE LLC	313,230	—
Improvements	9,920	6,863
	323,150	6,863
Reductions – cost of real estate assets sold	—	—
Balance at end of period	$583,112	$259,962