Form 10-Q
period 2019-03-31
Hartman Short Term Income Properties XX, Inc.
filed 2019-05-20
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of May 1, 2019, there were 18,417,687 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2019	December 31, 2018
ASSETS	Unaudited
Real estate assets, at cost	$585,865	$583,112
Accumulated depreciation and amortization	(96,870)	(89,840)
Real estate assets, net	488,995	493,272

Cash and cash equivalents	3,812	17,780
Accrued rent and accounts receivable, net	14,268	11,881
Notes receivable - related party	17,222	6,676
Deferred leasing commission costs, net	8,705	8,301
Goodwill	250	250
Prepaid expenses and other assets	29,566	34,945
Investment in affiliate	8,978	8,978
Total assets	$571,796	$582,083

LIABILITIES AND EQUITY

Liabilities:
Notes payable, net	$298,681	$305,907
Due to related parties	2,717	1,496
Accounts payable and accrued expenses	21,824	21,335
Tenants' security deposits	4,907	4,864
Total liabilities	328,129	333,602

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 18,417,687 shares and 17,711,384 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	18	18
Additional paid-in capital	174,056	165,084
Accumulated distributions and net loss	(97,968)	(95,162)
Total stockholders' equity	76,106	69,940
Noncontrolling interests in subsidiary	167,561	178,541
Total equity	243,667	248,481
Total liabilities and equity	$571,796	$582,083

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2019	2018
Revenues
Rental revenues	$18,229	$9,952
Tenant reimbursements and other revenues	4,947	1,535
Total revenues	23,176	11,487

Expenses (income)
Property operating expenses	7,618	3,597
Asset management fees	440	440
Real estate taxes and insurance	3,157	1,462
Depreciation and amortization	7,030	4,254
General and administrative	1,177	346
Interest expense	3,669	1,562
Interest and dividend income	(275)	(310)
Total expenses, net	22,816	11,351
Net income	360	$136
Net income (loss) attributable to noncontrolling interests	25	(28)
Net income attributable to common stockholders	335	164
Net income attributable to common stockholders per share	$0.02	$0.01
Weighted average number of common shares outstanding, basic and diluted	17,837	18,006

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	1	$—	18,004	$18	$167,871	$(81,188)	$86,701	$13,338	$100,039
Issuance of common shares	—	—	6	—	76	—	76	—	76
Distributions	—	—	—	—	—	(3,151)	(3,151)	(135)	(3,286)
Net (loss) income	—	—	—	—	—	164	164	(28)	136
Balance, March 31, 2018	1	$—	18,010	$18	$167,947	$(84,175)	$83,790	$13,175	$96,965

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	1	$—	17,712	$18	$165,084	$(95,162)	$69,940	$178,541	$248,481
Issuance of common shares	—	—	6	—	76	—	76	—	76
Purchase of non-controlling interest	—	—	700	—	8,896	—	—	(8,858)	38
Dividends and distributions (cash)	—	—	—	—	—	(3,141)	(3,141)	(2,147)	(5,288)
Net income	—	—	—	—	—	335	335	25	360
Balance, March 31, 2019	1	$—	18,418	$18	$174,056	$(97,968)	$76,106	$167,561	$243,667

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$360	$136
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	19	19
Depreciation and amortization	7,030	4,254
Deferred loan and lease commission costs amortization	885	101
Bad debt (recovery) provision, net	775	(4)
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(3,163)	(696)
Deferred leasing commissions	(951)	(492)
Prepaid expenses and other assets	(5,423)	(688)
Accounts payable and accrued expenses	(837)	(4,104)
Due to/from related parties	1,221	37
Tenants' security deposits	43	63
Net cash used in operating activities	(41)	(1,374)
Cash flows from investing activities:
Acquisition deposits	529	—
Investment in affiliate	(10,546)	(4,796)
Lender required reserves	10,273	—
Additions to real estate	(2,753)	(1,126)
Net cash used in investing activities	(2,497)	(5,922)
Cash flows from financing activities:
Distributions to common stockholders and non-controlling interest	(3,141)	(3,052)
Distributions to non-controlling interest	(2,147)	(234)
Borrowings under insurance premium finance note	1,421	484
Payments of deferred loan costs	(71)	—
Repayments under term loan notes	(7,492)	(417)
Borrowings under revolving credit agreements	—	9,025
Net cash (used in) provided by financing activities	(11,430)	5,806

Net decrease in cash and cash equivalents	(13,968)	(1,490)
Cash and cash equivalents at the beginning of period	17,780	3,957
Cash and cash equivalents at the end of period	$3,812	$2,467
Supplemental cash flow information:
Cash paid for interest	$3,322	$1,445
Supplemental disclosure of non-cash activities:
Director's stock compensation shares issued	$76	$76
Common shares issued to acquire non-controlling interest	$8,896	$—
Acquisition of non-controlling interest	$(8,858)	$—
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

As of March 31, 2019, the Company owned 43 commercial properties comprising approximately 6.60 million square feet plus three pad sites, all located in Texas. As of March 31, 2019, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas. As of March 31, 2018, the Company owned 17 commercial properties comprising approximately 2.98 million square feet plus three pad sites, all located in Texas. As of March 31, 2018, the Company owned nine properties located in Richardson, Arlington and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2018 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of March 31, 2019 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2019, and the results of consolidated operations for the three months ended March 31, 2019 and 2018, the consolidated statement of stockholders’ equity for the three months ended March 31, 2019 and the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018.  The results of the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

        These unaudited consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries, and Hartman SPE, LLC.  All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of March 31, 2019 and December 31, 2018 consisted of demand deposits at commercial banks.  We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties, as well as related party notes receivable. The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. Disclosure about the fair value of financial instruments is based on relevant information available as of March 31, 2019 and December 31, 2018.

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

As of January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach and the adoption of this guidance did not have a material impact on the consolidated financial statements. The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASU 2014-09. The Company’s other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASU 2014-09. Additionally, the Company’s property dispositions have historically been cash sales with no contingencies and no future involvement in the property, as a result, the new guidance did not have an effect on the Company’s real estate transactions, however, the Company will account future sales of real estate properties in accordance with requirements of ASU 2014-09.

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

Partially owned, non-variable interest real estate joint ventures and partnerships over which we have a controlling financial interest are consolidated in our consolidated financial statements. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights.Partially owned real estate joint ventures and partnerships where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there is no impairment indicated in the carrying value of our real estate assets as of March 31, 2019 and December 31, 2018.

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

Goodwill

       GAAP requires the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company applies a one-step quantitative test to determine if the estimated fair value is less than the carrying amount.  If the carrying amount exceeds the estimated fair value, the Company will record a goodwill impairment equal to such excess, not to exceed the total amount of goodwill. No goodwill impairment has been recognized in the accompanying consolidated financial statements.

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

Stock-Based Compensation

The Company follows Accounting Standards Codification ("ASC") 718 - Compensation - Stock Compensation, with regard to issuance of stock in payment of services. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. The compensation cost is measured based on the estimated grant date fair value, as of the grant date of the Company’s common stock, of the equity or liability instruments issued. Stock-based compensation expense are recorded over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations.

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

Income Per Share

The computations of basic and diluted income per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of March 31, 2019 and 2018, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net income per share for the three months ended March 31, 2019 and 2018 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

Recently Adopted Accounting Pronouncements
On January 1, 2019, the Company adopted ASU 2016-02, "Leases," which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today.

As of March 31, 2019, the Company, through SPE LLC has a ground lease for a parking lot located adjacent to the property at 601 Sawyer, Houston, Texas. The parking lot lease agreement expires at the end of September 2020. The Sawyer property is included in the Company’s consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 because of the consolidation of SPE with the Company. SPE commenced operations and is consolidated with the Company for periods beginning after September 30, 2018.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lease payments under the parking lot lease agreement are $3,500 per month. As of March 31, 2019, 18 monthly payments remain under the lease agreement for a total of $42,000.

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

On January 1, 2019, the Company adopted ASU 2018-07, "Improvements to Non-employee Stock-Based Payment Accounting." The updated guidance simplifies aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The adoption of this guidance had no impact on our consolidated financial statements.

On January 1, 2019, the Company adopted ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities". The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of either adopting the new standard early using a modified retrospective transition method in any interim period after issuance of the update, or alternatively adopting the new standard for fiscal years beginning after December 15, 2018. The adoption of this guidance had no impact on our consolidated financial statements.

On January 1, 2018, the Company adopted ASU 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” issued by the FASB, which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. In connection with our adoption of ASU 2016-17, we have determined that SPE LLC is a VIE and that the Company is the primary beneficiary. Accordingly, the accounts of SPE LLC are included in our consolidated financial position as of December 31, 2018 and beginning October 1, 2018, in our consolidated results of operations. The Company and its affiliates, Hartman XIX and HIREIT, are guarantors of the SPE LLC note payable.

Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	March 31, 2019	December 31, 2018
Land	$145,050	$145,050
Buildings and improvements	340,025	337,272
In-place lease value intangible	100,790	100,790
	585,865	583,112
Less accumulated depreciation and amortization	(96,870)	(89,840)
Total real estate assets	$488,995	$493,272

       Depreciation expense for the three months ended March 31, 2019 and 2018 was $4,313,000 and $1,753,000, respectively. Amortization expense of in-place lease value intangible was $2,717,000 and $2,501,000 for the three months ended March 31, 2019 and 2018, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	March 31, 2019	December 31, 2018
In-place lease value intangible	$100,790	$100,790
In-place leases – accumulated amortization	(60,706)	(57,989)
Acquired lease intangible assets, net	$40,084	$42,801

As of March 31, 2019, the Company owned 43 commercial properties comprising approximately 6.60 million square feet plus three pad sites, all located in Texas. As of March 31, 2019, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas. As of March 31, 2018, the Company owned 17 commercial properties comprising approximately 2.98 million square feet plus three pad sites, all located in Texas. As of March 31, 2018, the Company owned nine properties located in Richardson, Arlington and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

Asset management fees incurred and paid to Advisor were $440,000 for the three months ended March 31, 2019 and 2018, respectively. Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations.

As of September 30, 2018, Hartman vREIT XXI, Inc. (“vREIT XXI”), an affiliate of the Company, owned an approximately 48.8% equity interest in Hartman Three Forest Plaza, LLC (“Three Forest Plaza LLC”). Together with the Company, vREIT XXI contributed its interest in Three Forest Plaza LLC to SPE LLC effective October 1, 2018.

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	March 31, 2019	December 31, 2018
Tenant receivables	$5,188	$2,931
Accrued rent	9,167	8,386
Allowance for uncollectible accounts	(2,485)	(1,710)
Affiliate interest receivable	$2,398	2,274
Accrued rents and accounts receivable, net	$14,268	$11,881

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2019 and December 31, 2018, the Company had an allowance for uncollectible accounts of $2,485,000 and $1,710,000, respectively.  For the three months ended March 31, 2019 and 2018, the Company recorded bad debt expense in the amount of $775,000 and $(4,000), respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the three months ended March 31, 2019 and 2018, the Company did not record any write-offs. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	March 31, 2019	December 31, 2018
Deferred leasing commissions costs	$13,622	$12,671
Less: accumulated amortization	(4,917)	(4,370)
Deferred leasing commission costs, net	$8,705	$8,301

Note 6 — Notes Payable

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. As of March 31, 2019, the Company was in compliance with all loan covenants. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $44,193,000 and $44,584,000 as of March 31, 2019 and December 31, 2018, respectively.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of the Company’s notes payable as of March 31, 2019, in thousands:

Property/Facility	Payment (1)	Maturity Date	Rate	March 31, 2019	December 31, 2018
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$17,596	$17,760
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,567	7,632
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,567	7,632
Mitchelldale (2)	P&I	July 1, 2041	4.61%	11,463	11,560
Promenade (3)	P&I	October 1, 2020	4.00%	—	7,102
Hartman SPE LLC	IO	October 9, 2020	4.29%	259,000	259,000
				$303,193	$310,686
Less unamortized deferred loan costs				(4,512)	(4,779)
				$298,681	$305,907

(1)	Principal and interest (P&I) or interest only (IO).

(2)
Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.

(3)	Hartman SPE LLC loan proceeds for the repayment of the Promenade loan were in escrow as of October 1, 2018. The loan was paid in full with the refinancing proceeds on February 15, 2019.

Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	March 31, 2019	December 31, 2018
Deferred loan costs	$7,153	$7,082
Less: deferred loan cost accumulated amortization	(2,641)	(2,303)
Total cost, net of accumulated amortization	$4,512	$4,779

Interest expense incurred for the three months ended March 31, 2019 and 2018 was $3,669,000 and $1,562,000, respectively, which includes amortization expense of deferred loan costs. Interest expense of $429,000 and $421,000 was payable as of March 31, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company is not in compliance with the financial reporting to provide audited financial statements for Hartman SPE, LLC within 120 days after the end of its fiscal year, which is December 31. The servicer for the lender has extended the time for delivery of the audited annual financial statements until June 1, 2019.

Note 7 — Income Per Share

Basic income per share is computed using net income attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted earnings per share reflect common shares issuable from the assumed conversion of convertible preferred stock into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share.

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to common stockholders	$335,000	$164,000
Denominator:
Weighted average number of common shares outstanding, basic and diluted	17,837,000	18,006,000
Basic and diluted loss per common share:
Net income attributable to common stockholders per share	$0.02	$0.01

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

The Company pays acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. The Company pays property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. For the three months ended March 31, 2019 and 2018 the Company incurred property management fees and reimbursements of $1,953,000 and $994,000, respectively, and $950,000 and $492,000, respectively for leasing commissions owed to our Property Manager. We incurred asset management fees of $440,000 and $440,000, respectively owed to Advisor. Property management fees and reimbursements are included in property operating expense in the accompanying consolidated statements of operations. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

The Company had a balance due to the Property Manager of $2,703,000 and $444,000 as of March 31, 2019 and December 31, 2018, respectively.

The Company had a balance due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $4,200,000 and $4,200,000 as of March 31, 2019 and December 31, 2018, respectively. The balance due from Hartman XIX includes a loan from the Company to Hartman XIX in the original amount of $4,500,000, which is not evidenced by a promissory note. Interest has been accrued on the loan amount at an annual rate of 6%. The Company recognized interest income on the affiliate note in the amount of $63,000 for the three months ended March 31, 2019 and 2018, respectively, which is included in interest income in the accompanying consolidated statements of operations.

The Company owed the Advisor $1,410,000 and $1,204,000 for asset management fees as of March 31, 2019 and December 31, 2018, respectively. These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if the Company do not own all or a majority of an asset.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company owns 1,561,523 shares of the common stock of HIREIT which it acquired for cash consideration of $8,978,000. The Company’s investment in HIREIT is accounted for under the cost method. The Company’s approximately 11% ownership interest in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets. The Company received dividend distributions from HIREIT of $106,000 and $106,000 for the three months ended March 31, 2019 and 2018, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note is May 17, 2019. This note receivable had an outstanding balance of $2,476,000 and $2,476,000 as of March 31, 2019 and December 31, 2018, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. For the three months ended March 31, 2019 and 2018, respectively, interest and dividend income in the accompanying consolidated statements of operations, includes $61,000 and $456,000 of interest income. As of March 31, 2019 and December 31, 2018, the balance due from TRS by Retail II Holdings is $212,000 and $151,000, respectively.

In February 2019, the Company through TRS, loaned $7,226,000 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail III DST. The maturity date of the promissory note is February 29, 2020.

In March 2019, the Company through TRS, loaned $3,320,000 pursuant to a promissory note in the face amount of up to $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Total Return, Inc. The maturity date of the promissory note is March 31, 2020.

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

The Company is not deemed to be the primary beneficiary of Retail II Holdings, Retail III Holdings or Ashford Bayou, each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings , Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements.

The Board of Directors voted to acquire an additional 3.42% ownership interest of Hartman SPE, LLC from Hartman vREIT XXI, Inc. in exchange for 700,302.45 shares of the Company’s common stock with a total value of $8,858,826 ($12.65 per share). The exchange increased the Company’s ownership interest in Hartman SPE, LLC from 32.74% to 36.16%. The transaction was effective March 1, 2019.

Note 10 - Stockholders’ Equity

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

Preferred Stock

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of March 31, 2019, and December 31, 2018, respectively, the Company has issued 1,000 shares of convertible preferred stock to the Advisor at a price of $10.00 per share.

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

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three months ended March 31, 2019 and 2018, respectively, the Company granted 1,500 and 1,500 shares of restricted common stock to independent directors as compensation for services and recognized $19,000 and $19,000 as stock-based compensation expense, respectively. Share based compensation expense is based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Distributions

The following table reflects the total distributions the Company has paid, including the total amount paid, thousands, and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2019
1st Quarter	0.175	3,141
Total 2019 year to date	$0.175	$3,141

2018
4th Quarter	$0.175	$3,101
3rd Quarter	0.175	3,151
2nd Quarter	0.175	3,152
1st Quarter	0.175	3,151
Total 2018	$0.700	$12,555

Note 11 - Incentive Award Plan
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

Note 12 - Commitments and Contingencies

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

Note 13 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 8, 2019.

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

On July 16, 2013, we commenced our follow-on public offering, or our “follow-on offering,” of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. As of March 31, 2019, we had accepted subscriptions for, and issued 18,574,461 shares of our common stock in our follow-on offering, including 1,216,240 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $181,336,480.

As of March 31, 2019 we owned 43 commercial real properties comprising approximately 6,600,000 square feet plus three pad sites, all located in Texas.

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

Our Real Estate Portfolio

As of March 31, 2019, we owned 43 commercial properties listed below. Figures below in thousands.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	178,907	67%	$1,467	$12.32	$12.55
Prestonwood Park	Dallas	105,783	89%	$1,958	$20.80	$22.67
Richardson Heights	Dallas	201,433	78%	$3,126	$19.79	$19.93
Cooper Street	Dallas	127,696	100%	$1,618	$12.67	$12.46
One Mason SC	Houston	75,183	93%	$1,035	$14.84	$15.52
Chelsea Square SC	Houston	70,275	68%	$448	$9.34	$9.97
Mission Center SC	Houston	112,971	54%	$658	$10.86	$11.20
Garden Oaks SC	Houston	106,858	69%	$1,064	$14.53	$15.98
Harwin	Houston	38,813	69%	$259	$9.63	$10.53
Fondren	Houston	93,196	88%	$746	$9.14	$9.43
Northeast Square SC	Houston	40,525	59%	$315	$13.25	$13.74
Walzem Plaza SC	San Antonio	182,713	71%	$1,411	$10.92	$11.21
Total - Retail		1,334,353	76%	$14,105	$13.94	$14.43
Office:
North Central Plaza	Dallas	198,374	71%	$2,048	$14.47	$15.01
Gateway Tower	Dallas	266,412	72%	$3,068	$15.99	$16.56
Bent Tree Green	Dallas	139,609	86%	$1,369	$11.38	$11.03
Parkway Plaza I&II	Dallas	136,506	79%	$1,730	$16.04	$16.43
Hillcrest	Dallas	203,688	85%	$2,588	$15.02	$15.62
Skymark	Dallas	115,700	76%	$1,623	$18.56	$18.65
Corporate Park Place	Dallas	113,429	75%	$1,322	$15.48	$16.29
Westway One (1)	Dallas	165,982	92%	$2,830	$18.54	$19.59
Three Forest Plaza (2)	Dallas	366,549	72%	$4,691	$17.76	$18.24
Tower Pavilion	Houston	87,589	98%	$1,321	$15.37	$16.16
The Preserve	Houston	218,689	90%	$3,061	$15.62	$16.13
Westheimer Central	Houston	182,506	71%	$1,624	$12.49	$14.52
11811 N Freeway	Houston	156,362	79%	$1,941	$15.70	$16.24
Atrium I	Houston	118,461	74%	$1,163	$13.33	$12.56
3100 Timmons	Houston	111,265	84%	$1,268	$13.63	$15.90
Cornerstone	Houston	71,008	89%	$823	$13.09	$14.17
Northchase	Houston	128,981	77%	$1,383	$13.88	$14.20
616 FM 1960	Houston	142,194	58%	$1,405	$16.96	$18.17
601 Sawyer	Houston	88,258	37%	$613	$18.85	$20.04
Gulf Plaza	Houston	120,651	84%	$2,147	$21.09	$27.52
Timbercreek Atrium	Houston	51,035	74%	$621	$16.42	$16.58
Copperfield	Houston	42,621	83%	$614	$17.38	$17.81
400 N. Belt	Houston	125,354	55%	$1,419	$20.58	$22.65
Ashford Crossing	Houston	158,451	62%	$1,501	$15.34	$16.56
Energy Plaza	San Antonio	180,119	83%	$3,080	$20.59	$20.25
One Technology Ctr	San Antonio	196,348	95%	$4,609	$24.77	$24.34
Regency Square	Houston	64,063	89%	$719	$12.67	$13.15
Total - office		3,950,204	77%	$50,581	$16.58	$17.35
Industrial/Flex
Central Park	Dallas	73,099	88%	$524	$8.16	$8.39
Spring Valley	Dallas	94,304	92%	$753	$8.69	$9.21
Quitman	Houston	736,957	88%	$1,244	$1.91	$1.93
Mitchelldale	Houston	377,752	96%	$2,216	$6.12	$6.33
Total -Industrial/Flex		1,282,112	91%	$4,737	$4.07	$4.20

Grand Total		6,566,669	80%	$69,423	$13.28	$13.86

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 8, 2019, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three months ended March 31, 2019.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2019 versus March 31, 2018.

       As of March 31, 2019 and 2018, respectively, we owned 43 and 17 commercial properties comprising approximately 6,600,000 and 2,928,000 square feet plus three pad sites, all located in Texas. As of March 31, 2019 and 2018, respectively, we owned 15 and nine properties located in Richardson, Arlington, and Dallas, Texas, 25 and six properties located in Houston, Texas and three and two properties located in San Antonio, Texas.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the three months ended March 31, 2019 and March 31, 2018. For purposes of the following discussion, all properties are considered Same Store properties.

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

(in thousands)	Three months ended March 31,
	2019	2018	Change

Revenue	$11,767	$11,487	280
Property operating expenses	3,930	3,597	333
Real estate taxes and insurance	1,616	1,462	154
Asset management fees	440	440	—
General and administrative	734	346	388
Same Store NOI	$5,047	$5,642	$(595)

Reconciliation of Net loss to Property NOI

Net income - Same Store	800	$136	$664
Depreciation and amortization	2,821	4,254	(1,433)
Interest expense	1,655	1562	93
Interest and dividend income	(229)	(310)	81
Same Store NOI	5,047	$5,642	$(595)

SPE added:
Revenue	$11,409	$—	$—
Property operating expenses	3,689	—	—
Real estate taxes and insurance	1,542	—	—
Asset management fees	—	—	—
General and administrative	443	—	—
SPE added NOI	$5,735	$—	$—

Reconciliation of net income to Property NOI

Net income	$360	$136	$224
Depreciation and amortization	7,030	4,254	2,776
Interest expense	3,669	1,562	2,107
Interest and dividend income	(275)	(310)	35
All Property NOI	$10,784	$5,642	$5,142

Revenues - The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended March 31, 2019 and 2018 we had total Same Store rental revenues and tenant reimbursements of $11,767,000 and $11,487,000, respectively. The $280,000 increase is mainly attributable to increase in year-end expense reconciliation billings of $959,000 offset by decreases in total rental income, percentage rental income, sales tax rebates and other net decreases of $247,000, $125,000, $82,000 and $225,000, respectively. The large increase in year-end expense reconciliation billings of $959,000 is due to timing difference, as year-end expense reconciliation billings for 2017 were billed in April 2018 while 2018 billings occurred in March 2019. SPE added operation are attributable to the consolidation of Hartman SPE, LLC for financial reporting purposes as of October 1, 2018.

Operating expenses - Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses. For the three months ended March 31, 2019 and 2018, we had Same Store property operating expenses of $3,930,000 and $3,597,000, respectively. Property operating expenses increased $332,000 primarily due to a $418,000 increase in the bad debt expense provision, offset by an $86,000 net reduction in other property operating expenses. The increase in the bad debt provision is attributable to a limited number of larger tenant balances which have been outstanding more than 90 days which require a reserve in accordance with our bad debt allowance policy.

Fees to affiliates - We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company. Asset management fees incurred to our advisor were $440,000 and $440,000 for the three months ended March 31, 2019 and 2018, respectively. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties. Property management fees and expense reimbursements are included in property operating expenses.

Real estate taxes and insurance - Same Store real estate taxes and insurance were $1,616,000 and $1,462,000 for the three months ended March 31, 2019 and 2018, respectively. Insurance expense for the three months ended March 31, 2018 was net of a $164,000 insurance claim proceed reimbursement.

Depreciation and amortization - Same Store depreciation and amortization were $2,821,000 and $4,254,000 for the three months ended March 31, 2019 and 2018, respectively. In-place lease amortization decreased $1,645,000 from the three months ended March 31, 2019.

General and administrative expenses - Same Store general and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in general and administrative expenses is primarily due to $488,000 increase in leasing commission amortization.

Net income - Same Store net income increased $664,000 for the three months ended March 31, 2019 versus the three months ended March 31, 2018. The difference is primarily attributable to a reduction in depreciation and amortization expense attributable to real estate assets. The accounts of SPE LLC are included in our consolidated financial position as of March 31, 2019 and beginning October 1, 2018, in our consolidated results of operations. For the three months ended March 31, 2019, SPE had contributed additional $5,735,000 in net operating income, with the consolidated net operating income of $10,784,000 for the three months ended March 31, 2019.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2019 and 2018 including a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$360	$136
Depreciation and amortization of real estate assets	7,030	4,254
Funds from operations (FFO)	7,390	4,390

Modified funds from operations (MFFO)	$7,390	$4,390

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through March 31, 2019, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
First Quarter 2011	21	20	41
Second Quarter 2011	45	51	96
Third Quarter 2011	70	70	140
Fourth Quarter 2011	119	101	220
First Quarter 2012	175	150	325
Second Quarter 2012	209	194	403
Third Quarter 2012	236	246	482
Fourth Quarter 2012	271	279	550
First Quarter 2013	316	311	627
Second Quarter 2013	373	388	761
Third Quarter 2013	442	412	854
Fourth Quarter 2013	550	483	1,033
First Quarter 2014	568	535	1,103
Second Quarter 2014	614	577	1,191
Third Quarter 2014	632	605	1,237
Fourth Quarter 2014	665	641	1,306
First Quarter 2015	703	714	1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,020	1,947
Fourth Quarter 2015	1,042	1,108	2,150
First Quarter 2016	1,269	1,209	2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Fourth Quarter 2016	3,173	—	3,173
First Quarter 2017	3,135	—	3,135
Second Quarter 2017	3,180	—	3,180
Third Quarter 2017	3,169	—	3,169
Fourth Quarter 2017	3,166	—	3,166
First Quarter 2018	3,151	—	3,151
Second Quarter 2018	3,152	—	3,152
Third Quarter 2018	3,151	—	3,151
Fourth Quarter 2018	3.101	—	3.101
First Quarter 2019	3.141	—	3.141
Total	46.045	11.769	57.814

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)	Distributions accrued for the period from December 27, 2010 through December 31, 2010 were paid on January 20, 2011, the date we first paid a distribution.

(3)
Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

Distributions to non-controlling interests were $2,147,000 and $234,000 for the three months ended March 31, 2019 and 2018, respectively.

For three months ended March 31, 2019, we paid aggregate distributions of $3,141,000 in cash to common stockholders. During the same period, cash used in operating activities was $41,000 and our FFO was $7,390,000. For three months ended March 31, 2019, 100% of distributions were paid from cash provided by operating activities.  For the three months ended March 31, 2018, we paid aggregate distributions of $3,151,000. During the same period, cash used in operating activities was $1,374,000 and our FFO was $4,390,000. For the three months ended March 31, 2018, 0% of distributions were paid from cash provided by operating activities and 100% by other proceeds.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of March 31, 2019, our outstanding secured debt is $303,193,000 There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. In addition, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our board of directors has approved our current debt leverage.

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

The consolidated financial statements as of March 31, 2019 include the accounts of the Company, our operating partnership and its subsidiaries and Hartman SPE, LLC. Prior to October 1, 2018, our consolidated financial statements did not include Hartman SPE, LLC.

Cash Flows from Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $41,000 versus $1,374,000 for the three months ended March 31, 2018.

Cash Flows from Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities was $2,497,000 versus $5,922,000 for the three months ended March 31, 2018. The increase in cash used in investing activities is primarily due to related party note investments by Hartman TRS for affiliate Hartman investment programs.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities for the three months ended March 31, 2019 and 2018, respectively, was $(11,430,000) and $5,806,000. Cash used in financing activities is primarily due to the retirement of the pre Hartman SPE Promenade loan and shareholder and non-controlling party distributions.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2019, our borrowings were not in excess of 300% of the value of our net assets.

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

As of March 31, 2019, we had notes payable totaling an aggregate principal amount of $303,193,210. For more information on our outstanding indebtedness, see Note 6 (Notes payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the notes to the accompanying consolidated financial statements included in this quarterly report.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 8, 2019, and Note 9 (Related Party Transactions) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2019 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

The Mergers will dilute the ownership position of our current stockholders and result in our stockholders (excluding stockholders affiliated with our advisor or sponsor) having an ownership stake in us that is smaller than their current stake in our company. In connection with the Mergers, we will issue up to approximately 19,192,000 shares of our common stock to the holders of shares of Hartman XIX and HIREIT capital stock, based on the exchange ratios set forth in the Merger Agreements and the shares of Hartman XIX and HIREIT capital stock issued and outstanding as of March 31, 2019. Our current stockholders (excluding stockholders affiliated with our advisor or sponsor) are expected to hold in the aggregate approximately 49% of the issued and outstanding shares of our common stock following the Mergers, based on the ownership of stock by shareholders of each of the Merger Parties and the conversion ratios established in the Merger Agreements and the 18,117,000 shares of our common stock issued and outstanding as of March 31, 2019. In addition, approximately 979,000 units of limited partnership interest in our operating partnership are issuable in connection with the Partnership Merger. Consequently, our stockholders (excluding stockholders affiliated with our advisor or sponsor), as a general matter, will have less influence over the management and policies of us after the Mergers than they exercised over the management and policies of us immediately prior to the Mergers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended March 31, 2019.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
January 2019	—	—	$—
February 2019	—	—	$—
March 2019	25,000	—	$—
Total	25,000	—	$—
(1) We generally redeem shares in the month following the end of the fiscal quarter in which requests were received.

(2) Pursuant to the share redemption program, we currently redeem shares at prices determined as follows:

a.	For shares that have been held at least one year, the lesser of 90.0% of the price paid to acquire the shares or 90.0% of the offering price of shares in our most recent offering;

b.	For shares that have been held at least two years, the lesser of 92.5% of the price paid to acquire the shares or 92.5% of the offering price of shares in our most recent offering;

c.	For shares that have been held at least three years, the lesser of 95.0% of the price paid to acquire the shares or 95.0% of the offering price of shares in our most recent offering;

d.	For shares that have been held at least four years, the lesser of 97.5% of the price paid to acquire the shares or 97.5% of the offering price of shares in our most recent offering;

e.	Thereafter, the lesser of 100.0% of the price paid to acquire the shares or 90.0% of the net asset value per share, as determined by the board of directors.

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

The net offering proceeds to us from our initial public offering and our follow-on offering, after deducting the total expenses incurred, were $153,572,000 excluding $11,554,000 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan.

As of March 31, 2019, we had used $128,264,000 of the net proceeds from our public offerings, plus debt financing, to purchase our investments in commercial properties. As of March 31, 2019, we had paid $6,013,000 of acquisition fees to our advisor.

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

3.3	Certificate of Correction - Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 3.3 to the Company's form 10-Q filed on May 11, 2018
3.4	Bylaws of Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 2 to the Company’s registration statement on Form 8-A (SEC File No. 000-53912) filed on March 22, 2010)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HERE WITH)
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HERE WITH)
32.1	Section 1350 Certifications (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

Date: May 20, 2019
By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2019
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)