Form 10-Q
period 2019-06-30
Hartman Short Term Income Properties XX, Inc.
filed 2019-08-16
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-53912
__________

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-3455189
(State of Organization)	(I.R.S. Employer Identification Number)

2909 Hillcroft
Suite 420
Houston
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of August 1, 2019, there were 18,417,687 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2019	December 31, 2018
ASSETS	Unaudited
Real estate assets, at cost	$588,270	$583,112
Accumulated depreciation and amortization	(103,504)	(89,840)
Real estate assets, net	484,766	493,272

Cash and cash equivalents	1,812	17,780
Accrued rent and accounts receivable, net	13,534	11,881
Notes receivable - related party	16,922	6,676
Deferred leasing commission costs, net	9,378	8,301
Goodwill	250	250
Prepaid expenses and other assets	20,775	34,945
Investment in affiliate	8,978	8,978
Total assets	$556,415	$582,083

LIABILITIES AND EQUITY

Liabilities:
Notes payable, net	$298,636	$305,907
Due to related parties	1,757	1,496
Accounts payable and accrued expenses	13,703	21,335
Tenants' security deposits	5,049	4,864
Total liabilities	319,145	333,602

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 18,417,687 shares and 17,711,384 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	18	18
Additional paid-in capital	173,950	165,084
Accumulated distributions and net loss	(101,436)	(95,162)
Total stockholders' equity	72,532	69,940
Noncontrolling interests in subsidiary	164,738	178,541
Total equity	237,270	248,481
Total liabilities and equity	$556,415	$582,083

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental revenues	$17,114	$9,584	$35,343	$19,536
Tenant reimbursements and other revenues	2,269	2,071	7,216	3,606
Total revenues	19,383	11,655	42,559	23,142

Expenses (income)
Property operating expenses	5,392	3,927	13,010	7,524
Asset management fees	440	440	880	880
Real estate taxes and insurance	3,077	1,628	6,234	3,090
Depreciation and amortization	6,634	3,204	13,664	7,458
General and administrative	1,486	1,118	2,663	1,464
Interest expense	3,523	1,732	7,192	3,294
Interest and dividend income	(238)	(287)	(513)	(597)
Total expenses, net	20,314	11,762	43,130	23,113
Net (loss) income	(931)	(107)	(571)	29
Net (loss) income attributable to noncontrolling interests	(688)	40	(663)	12
Net (loss) income attributable to common stockholders	$(243)	$(147)	$92	$17
Net (loss) income attributable to common stockholders per share	$(0.01)	$(0.01)	$0.01	$—
Weighted average number of common shares outstanding, basic and diluted	18,418	18,010	18,182	18,008

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, March 31, 2018	1	$—	18,010	$18	$167,947	$(84,175)	$83,790	$13,175	$96,965
Issuance of common shares	—	—	—	—	—	—	—	—	—
Dividends and distributions (cash)	—	—	—	—	—	(3,151)	(3,151)	(137)	(3,288)
Net (loss) income	—	—	—	—	—	(147)	(147)	40	(107)
Balance, June 30, 2018	1	$—	18,010	$18	$167,947	$(87,473)	$80,492	$13,078	$93,570

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, March 31, 2019	1	$—	18,418	$18	$174,056	$(97,968)	$76,106	$167,561	$243,667
Issuance of common shares	—	—	—	—	(106)	—	(106)	—	(106)
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	—
Dividends and distributions (cash)	—	—	—	—	—	(3,225)	(3,225)	(2,135)	(5,360)
Net loss	—	—	—	—	—	(243)	(243)	(688)	(931)
Balance, June 30, 2019	1	$—	18,418	$18	$173,950	$(101,436)	$72,532	$164,738	$237,270

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	1	$—	18,004	$18	$167,871	$(81,188)	$86,701	$13,338	$100,039
Issuance of common shares	—	—	6	—	76	—	76	—	76
Dividends and distributions (cash)	—	—	—	—	—	(6,302)	(6,302)	(272)	(6,574)
Net income	—	—	—	—	—	17	17	12	29
Balance, June 30, 2018	1	$—	18,010	$18	$167,947	$(87,473)	$80,492	$13,078	$93,570

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	1	$—	17,712	$18	$165,084	$(95,162)	$69,940	$178,541	$248,481
Issuance of common shares	—	—	6	—	76	—	76	—	76
Purchase of non-controlling interest	—	—	700	—	8,790	—	8,790	(8,858)	(68)
Dividends and distributions (cash)	—	—	—	—	—	(6,366)	(6,366)	(4,282)	(10,648)
Net income (loss)	—	—	—	—	—	92	92	(663)	(571)
Balance, June 30, 2019	1	$—	18,418	$18	$173,950	$(101,436)	$72,532	$164,738	$237,270

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(571)	29
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	38	38
Depreciation and amortization	13,664	7,458
Deferred loan and lease commission costs amortization	1,138	1,013
Bad debt (recovery) provision, net	(101)	477
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(1,552)	(1,858)
Deferred leasing commissions	(1,623)	(2,062)
Prepaid expenses and other assets	3,368	(799)
Accounts payable and accrued expenses	(8,411)	(1,797)
Due to/from related parties	261	(104)
Tenants' security deposits	185	130
Net cash provided by operating activities	6,396	2,525
Cash flows from investing activities:
Acquisition deposits	529	—
Investment in affiliate	(10,546)	(6,339)
Lender required reserves	10,273	—
Repayment of note receivable - related party	300	713
Additions to real estate	(5,158)	(3,792)
Net cash used in investing activities	(4,602)	(9,418)
Cash flows from financing activities:
Distributions to common stockholders	(6,406)	(6,574)
Distributions to non-controlling interest	(4,282)	—
Borrowings under insurance premium finance note	1,576	604
Repayment under insurance premium finance note	(787)	(302)
Payments of deferred loan costs	(72)	—
Repayments under term loan notes	(7,791)	(744)
Borrowings under revolving credit agreements	—	10,525
Net cash (used in) provided by financing activities	(17,762)	3,509

Net decrease in cash and cash equivalents	(15,968)	(3,384)
Cash and cash equivalents at the beginning of period	17,780	3,957
Cash and cash equivalents at the end of period	$1,812	573
Supplemental cash flow information:
Cash paid for interest	$6,654	$3,096
Supplemental disclosure of non-cash activities:
Director's stock compensation shares issued	$76	$76
Common shares issued to acquire non-controlling interest	$8,782	$—
Acquisition of non-controlling interest	$(8,858)	$—
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization and Business

Hartman Short Term Income Properties XX, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011. As used herein, the “Company,” “we,” “us,” or “our”refer to Hartman Short Term Income Properties XX, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

On July 19, 2018, we entered into a limited liability company agreement with our affiliates Hartman Income REIT, Inc. (“HIREIT”), Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”) and Hartman vREIT XXI, Inc. (“vREIT XXI”) to form Hartman SPE, LLC ("SPE LLC"), a special purpose entity.

On October 1, 2018, SPE LLC, as borrower, and Goldman Sachs Mortgage Company entered into a term loan agreement pursuant to which the lender made a term loan to SPE LLC in the principal amount of $259,000,000.

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

As of June 30, 2019, the Company owned 43 commercial properties comprising approximately 6.66 million square feet plus three pad sites, all located in Texas. As of June 30, 2019, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas. As of June 30, 2018, the Company owned 17 commercial properties comprising approximately 2.93 million square feet plus three pad sites, all located in Texas. As of June 30, 2018, the Company owned nine properties located in Richardson, Arlington and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

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

The Merger Agreements may be terminated under certain circumstances, including but not limited to (i) by the mutual written consent of all the parties to a Merger Agreement, (ii) by either the Company or HIREIT or Hartman XIX, as applicable, if a final and non-appealable order is entered prohibiting or disapproving the applicable Mergers, (iii) by either the Company or HIREIT or Hartman XIX, as applicable, if the required approval of the applicable Mergers by the stockholders of the Company or HIREIT or Hartman XIX, as applicable (the “Stockholder Approvals”), have not been obtained, (iv) by either the Company or HIREIT or Hartman XIX, as applicable, upon a material uncured breach by the other party that would cause the closing conditions in the applicable Merger Agreement not to be satisfied, or (v) by either the Company or HIREIT or Hartman XIX, as applicable, if the applicable Mergers have not been completed on or before December 31, 2019. No termination fees or penalties are payable by any party to any Merger Agreement in the event of the termination of any Merger Agreement.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2018 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of June 30, 2019 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 2019, and the results of consolidated operations for the three and six months ended June 30, 2019 and 2018, the consolidated statements of stockholders’ equity for the six months ended June 30, 2019 and 2018 and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018.  The results of the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of June 30, 2019 and December 31, 2018 consisted of demand deposits at commercial banks.  We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties, as well as related party notes receivable. The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. Disclosure about the fair value of financial instruments is based on relevant information available as of June 30, 2019 and December 31, 2018.

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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there is no impairment indicated in the carrying value of our real estate assets as of June 30, 2019 and December 31, 2018.

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

Income Per Share

The computations of basic and diluted income per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of June 30, 2019 and 2018, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net income per share for the six months ended June 30, 2019 and 2018 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

As of June 30, 2019, the Company, through SPE LLC has a ground lease for a parking lot located adjacent to the property at 601 Sawyer, Houston, Texas. The parking lot lease agreement expires at the end of September 2020. The Sawyer property is included in the Company’s consolidated financial statements as of June 30, 2019 and for the six months ended June 30, 2019 because of the consolidation of SPE with the Company. SPE commenced operations and is consolidated with the Company for periods beginning after September 30, 2018.

Lease payments under the parking lot lease agreement are $3,500 per month. As of June 30, 2019, 15 monthly payments remain under the lease agreement for a total of $52,500.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is the lessor only under the parking lot lease described above. Application of the guidance will result in recording a right-of-use asset and lease liability of $52,500 for the parking lot ground lease for which it is the lessee and lease expense will be recognized on a straight-line basis.

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

Note 3 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	June 30, 2019	December 31, 2018
Land	$145,050	$145,050
Buildings and improvements	342,430	337,272
In-place lease value intangible	100,790	100,790
	588,270	583,112
Less: accumulated depreciation and amortization	(103,504)	(89,840)
Total real estate assets	$484,766	$493,272

       Depreciation expense for the three months ended June 30, 2019 and 2018 was $3,908,000 and $1,628,000, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $8,221,000 and $3,381,000, respectively. Amortization expense of in-place lease value intangible was $2,726,000 and $1,576,000 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense of in-place lease value intangible was $5,443,000 and $4,077,000 for the six months ended June 30, 2019 and 2018, respectively.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	June 30, 2019	December 31, 2018
In-place lease value intangible	$100,790	$100,790
In-place leases – accumulated amortization	(63,431)	(57,989)
Acquired lease intangible assets, net	$37,359	$42,801

As of June 30, 2019, the Company owned 43 commercial properties comprising approximately 6.66 million square feet plus three pad sites, all located in Texas. As of June 30, 2019, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas. As of June 30, 2018, the Company owned 17 commercial properties comprising approximately 2.93 million square feet plus three pad sites, all located in Texas. As of June 30, 2018, the Company owned nine properties located in Richardson, Arlington and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

Asset management fees incurred and paid to Advisor were $440,000 and $880,000 for the three and six months ended June 30, 2019 and 2018, respectively. Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations.

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	June 30, 2019	December 31, 2018
Tenant receivables	$4,150	$2,931
Accrued rent	8,824	8,386
Allowance for uncollectible accounts	(1,608)	(1,710)
Affiliate interest receivable	2,168	2,274
Accrued rents and accounts receivable, net	$13,534	$11,881

As of June 30, 2019 and December 31, 2018, the Company had an allowance for uncollectible accounts of $1,608,000 and $1,710,000, respectively.  For the three months ended June 30, 2019 and 2018, the Company recorded bad debt (recovery) expense in the amount of $(877,000) and $481,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the six months ended June 30, 2019 and 2018, the Company recorded bad debt (recovery) expense in the amount of $(102,000) and $477,000, respectively. For the three and six months ended June 30, 2019 and 2018, the Company did not record any write-offs. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	June 30, 2019	December 31, 2018
Deferred leasing commissions costs	$14,876	$12,671
Less: accumulated amortization	(5,498)	(4,370)
Deferred leasing commission costs, net	$9,378	$8,301

Note 6 — Notes Payable

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. As of June 30, 2019, the Company was in compliance with all loan covenants, with respect to the loans

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

above. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $43,896,000 and $44,584,000 as of June 30, 2019 and December 31, 2018, respectively.

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

The following is a summary of the Company’s notes payable as of June 30, 2019, in thousands:

Property/Facility	Payment (1)	Maturity Date	Rate	June 30, 2019	December 31, 2018
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$17,471	$17,760
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,518	7,632
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,518	7,632
Mitchelldale (2)	P&I	July 1, 2041	4.61%	11,389	11,560
Promenade (3)	P&I	October 1, 2020	4.00%	—	7,102
Hartman SPE LLC	IO	October 9, 2020	4.26%	259,000	259,000
				$302,896	$310,686
Less: unamortized deferred loan costs				(4,260)	(4,779)
				$298,636	$305,907

(1)	Principal and interest (P&I) or interest only (IO).

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	June 30, 2019	December 31, 2018
Deferred loan costs	$7,155	$7,082
Less: deferred loan cost accumulated amortization	(2,895)	(2,303)
Total cost, net of accumulated amortization	$4,260	$4,779

Interest expense incurred for the three months ended June 30, 2019 and 2018 was $3,523,000 and $1,732,000, respectively, which includes amortization expense of deferred loan costs. Interest expense incurred for the six months ended June 30, 2019 and 2018 was $7,192,000 and $3,294,000, respectively, which includes amortization expense of deferred loan costs. Interest expense of $366,000 and $421,000 was payable as of June 30, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company is not in compliance with the financial reporting covenant to provide audited financial statements for Hartman SPE, LLC within 120 days after the end of its fiscal year, which is December 31. The servicer for the lender has extended the time for delivery of the audited annual financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to common stockholders	$(243)	$(147)	$92	$17
Denominator:
Weighted average number of common shares outstanding, basic and diluted	18,418	18,010	18,182	18,008
Basic and diluted loss per common share:
Net income attributable to common stockholders per share	$(0.01)	$(0.01)	$0.01	$—

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

The Company pays acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. The Company pays property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. For the three months ended June 30, 2019 and 2018 the Company incurred property management fees and reimbursements of $2,007,000 and $966,000, respectively, and $1,255,000 and $1,570,000, respectively for leasing commissions owed to our Property Manager. For the six months ended June 30, 2019 and 2018 the Company incurred property management fees and reimbursements of $3,972,000 and $1,940,000, respectively, and $2,205,000 and $2,062,000, respectively for leasing commissions owed to our Property Manager.

For the three and six months ended June 30, 2019 and 2018, the Company incurred asset management fees of $440,000 and $880,000, respectively, owed to the Advisor. Property management fees and reimbursements are included in property operating expense in the accompanying consolidated statements of operations. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

The Company had a balance due to the Property Manager of $2,678,000 and $444,000 as of June 30, 2019 and December 31, 2018, respectively.

The Company had a note receivable due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $4,200,000 and $4,200,000 as of June 30, 2019 and December 31, 2018, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. The original amount of the loan was $4,500,000, which is not evidenced by a promissory note. Interest has been accrued on the loan amount at an annual rate of 6%. The Company recognized interest income on the affiliate note in the amount of $63,000 and $66,000 for the three months ended June 30, 2019 and 2018, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations. The Company recognized interest income on the affiliate note in the amount of $125,000 and $128,000 for the six months ended June 30, 2019 and 2018, respectively,

The Company owed the Advisor $1,566,000 and $1,204,000 for asset management fees as of June 30, 2019 and December 31, 2018, respectively. These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if the Company do not own all or a majority of an asset.

The Company had a net due from other related parties of $2,487,000 and $152,000 as of June 30, 2019 and December 31, 2018, respectively.

The Company owns 1,561,523 shares of the common stock of HIREIT which it acquired for cash consideration of $8,978,000. The Company’s investment in HIREIT is accounted for under the cost method. The Company’s approximately 11% ownership interest in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets. The Company received dividend distributions from HIREIT of $106,000 and $213,000 for the three and six months ended June 30, 2019 and 2018, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The promissory note matured on May 17, 2019. This note is due on demand. This note receivable had an outstanding balance of $2,176,000 and $2,476,000 as of June 30, 2019 and December 31, 2018, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. For the three months ended June 30, 2019 and 2018, respectively, the Company recognized interest income on this affiliate note in the amount of $58,000 and $163,000, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations. For the six months ended June 30, 2019 and 2018, the Company recognized interest income on this affiliate note in the amount of $119,000 and $256,000, respectively. As of June 30, 2019 and December 31, 2018, the balance due from TRS by Retail II Holdings is $212,000 and $151,000, respectively.

In February 2019, the Company through TRS, loaned $7,226,000 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. This note receivable had an outstanding balance of $7,226,000 as of June 30, 2019, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail III DST. The maturity date of the promissory note is February 29, 2020.

In March 2019, the Company through TRS, loaned $3,320,000 pursuant to a promissory note in the face amount of up to $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. This note receivable had an outstanding balance of $3,320,000 as of June 30, 2019, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Total Return, Inc. The maturity date of the promissory note is March 31, 2020.

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

The Board of Directors voted to acquire an additional 3.42% ownership interest of Hartman SPE, LLC from Hartman vREIT XXI, Inc. in exchange for 700,302 shares of the Company’s common stock with a total value of $8,858,826 ($12.65 per share). The exchange increased the Company’s ownership interest in Hartman SPE, LLC from 32.74% to 36.16%. The transaction was effective March 1, 2019.

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

Preferred Stock

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of June 30, 2019, and December 31, 2018, respectively, the Company has issued 1,000 shares of convertible preferred stock to the Advisor at a price of $10.00 per share.

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

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three and six months ended June 30, 2019 and 2018, respectively, the Company granted 1,500 and 1,500 shares of restricted common stock to independent directors as compensation for services and recognized $19,000 and $19,000 as stock-based compensation expense, respectively. Share based compensation expense is based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid, including the total amount paid, thousands, and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2019
2nd Quarter	0.175	3,225
1st Quarter	0.175	3,141
Total 2019 year to date	$0.35	$6,366

2018
4th Quarter	$0.175	$3,101
3rd Quarter	0.175	3,151
2nd Quarter	0.175	3,152
1st Quarter	0.175	3,151
Total 2018	$0.70	$12,555

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

On February 9, 2010, we commenced our initial public offering of up to $250,000,000 in shares of our common stock to the public at a price of $10 per share and up to $23,750,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. On April 25, 2013, we terminated our initial public offering. As of the termination of our initial public offering on April 25, 2013, we had accepted subscriptions for and issued shares of our common stock, including shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $43,943,731.

On July 16, 2013, we commenced our follow-on public offering, or our “follow-on offering,” of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. As of June 30, 2019, we had accepted subscriptions for, and issued shares of our common stock in our follow-on offering, including shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $181,800,895.

As of June 30, 2019 we owned 43 commercial real properties comprising approximately 6,664,000 square feet plus three pad sites, all located in Texas.

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

The Merger Agreements may be terminated under certain circumstances, including but not limited to (i) by the mutual written consent of all the parties to a Merger Agreement, (ii) by either us or HIREIT or Hartman XIX, as applicable, if a final and non-appealable order is entered prohibiting or disapproving the applicable Mergers, (iii) by either us or HIREIT or Hartman XIX, as applicable, if the required approval of the applicable Mergers by our stockholders or HIREIT or Hartman XIX, as applicable (the “Stockholder Approvals”), have not been obtained, (iv) by either us or HIREIT or Hartman XIX, as applicable, upon a material uncured breach by the other party that would cause the closing conditions in the applicable Merger Agreement not to be satisfied, or (v) by either us or HIREIT or Hartman XIX, as applicable, if the applicable Mergers have not been completed on or before December 31, 2019 (the "Outside Date".) No termination fees or penalties are payable by any party to any Merger Agreement in the event of the termination of any Merger Agreement.

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

Our Real Estate Portfolio

As of June 30, 2019, we owned 43 commercial properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	178,907	73%	$1,504	$11.49	$11.94
Prestonwood Park	Dallas	105,783	86%	$1,875	$20.55	$22.53
Richardson Heights	Dallas	201,433	74%	$2,959	$19.76	$28.50
Cooper Street	Dallas	127,696	100%	$1,522	$11.92	$12.49
One Mason SC	Houston	75,183	93%	$998	$14.30	$14.66
Chelsea Square SC	Houston	70,275	71%	$516	$10.32	$11.42
Mission Center SC	Houston	112,971	55%	$661	$10.66	$10.92
Garden Oaks SC	Houston	106,858	69%	$1,071	$14.63	$15.18
Harwin	Houston	38,813	82%	$290	$9.12	$10.75
Fondren	Houston	93,196	89%	$784	$9.42	$9.94
Northeast Square SC	Houston	40,525	67%	$356	$13.02	$13.68
Walzem Plaza SC	San Antonio	182,713	72%	$1,438	$10.86	$11.45
Total - Retail		1,334,353	77%	$13,974	$13.58	$15.47
Office:
North Central Plaza	Dallas	193,005	73%	$2,070	$14.63	$15.69
Gateway Tower	Dallas	266,412	69%	$3,038	$16.59	$17.17
Bent Tree Green	Dallas	139,609	86%	$2,466	$20.50	$25.53
Parkway Plaza I&II	Dallas	136,506	79%	$1,726	$16.02	$18.66
Hillcrest	Dallas	203,688	77%	$2,472	$15.77	$17.92
Skymark	Dallas	115,700	73%	$1,578	$18.57	$20.78
Corporate Park Place	Dallas	113,429	77%	$1,347	$15.47	$18.38
Westway One	Dallas	165,982	92%	$2,847	$18.65	$24.39
Three Forest Plaza	Dallas	366,549	72%	$4,765	$17.99	$21.85
Spring Valley	Dallas	94,304	92%	$681	$7.81	$10.32
Tower Pavilion	Houston	87,589	92%	$1,249	$15.48	$16.25
The Preserve	Houston	218,689	94%	$3,207	$15.61	$16.25
Westheimer Central	Houston	182,506	70%	$1,607	$12.62	$13.66
11811 N Freeway	Houston	156,362	80%	$1,886	$15.06	$15.63
Atrium I	Houston	118,461	75%	$1,216	$13.61	$14.71
3100 Timmons	Houston	111,265	77%	$1,143	$13.27	$14.85
Cornerstone	Houston	71,008	89%	$855	$13.53	$14.01
Northchase	Houston	128,981	86%	$1,490	$13.36	$14.07
616 FM 1960	Houston	142,194	53%	$1,214	$16.11	$17.40
601 Sawyer	Houston	88,258	37%	$615	$18.92	$19.66
Gulf Plaza	Houston	120,651	84%	$2,185	$21.44	$27.51
Timbercreek Atrium	Houston	51,035	75%	$637	$16.75	$18.88
Copperfield	Houston	42,621	82%	$598	$17.10	$18.80
400 N. Belt	Houston	230,872	56%	$1,417	$10.94	$14.49
Ashford Crossing	Houston	158,451	61%	$1,525	$15.89	$19.45
Regency Square	Houston	64,063	85%	$715	$13.13	$13.52
Energy Plaza	San Antonio	180,119	83%	$3,075	$20.68	$21.60
One Technology Ctr	San Antonio	196,348	95%	$4,604	$24.74	$24.87
Total - Office		4,144,657	77%	$52,228	$16.46	$18.56
Industrial/Flex:
Central Park	Dallas	73,099	88%	$560	$8.72	$9.46
Quitman	Houston	736,957	88%	$1,244	$1.91	$1.92
Mitchelldale	Houston	375,211	90%	$2,207	$6.51	$7.03
Total - Industrial/Flex		1,185,267	89%	$4,011	$3.81	$4.02

Grand Total		6,664,277	79%	$70,213	$13.36	$15.04

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 8, 2019, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the six months ended June 30, 2019.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2019 versus June 30, 2018.

       As of June 30, 2019 and 2018, respectively, we owned 43 and 17 commercial properties comprising approximately 6,664,000 and 2,928,000 square feet plus three pad sites, all located in Texas. As of June 30, 2019 and 2018, respectively, we owned 15 and nine properties located in Richardson, Arlington, and Dallas, Texas, 25 and six properties located in Houston, Texas and three and two properties located in San Antonio, Texas.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the three and six months ended June 30, 2019 and June 30, 2018. For purposes of the following discussion, all properties are considered Same Store properties.

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

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change

Revenue	$10,186	$11,655	$(1,469)	$21,953	$23,142	$(1,189)
Property operating expenses	2,349	3,927	(1,578)	6,258	7,524	(1,266)
Real estate taxes and insurance	1,595	1,628	(33)	3,231	3,090	141
Asset management fees	440	440	—	880	880	—
General and administrative	1081	1,118	(37)	1817	1,464	353
Same Store NOI	$4,721	$4,542	$179	$9,767	$10,184	$(417)

Reconciliation of Net loss to Property NOI

Net income - Same Store	$716	$(107)	$823	$1,516	$29	$1,487
Depreciation and amortization	2,619	3,204	(585)	5,440	7,458	(2,018)
Interest expense	1,613	1732	(119)	3,268	3294	(26)
Interest and dividend income	(227)	(287)	60	(457)	(597)	140
Same Store NOI	$4,721	$4,542	$179	$9,767	$10,184	$(417)

SPE added:
Revenue	$9,197	$—	$9,197	$20,606	$—	$20,606
Property operating expenses	3,043	—	3,043	6,752	—	6,752
Real estate taxes and insurance	1,482	—	1,482	3,003	—	3,003
Asset management fees	—	—	—	—	—	—
General and administrative	405	—	405	846	—	846
SPE added NOI	$4,267	$—	$4,267	$10,005	$—	$10,005

Reconciliation of net income to Property NOI

Net income	$(931)	$(107)	$(824)	$(571)	$29	$(600)
Depreciation and amortization	6,634	3,204	3,430	13,664	7,458	6,206
Interest expense	3,523	1,732	1,791	7,192	3,294	3,898
Interest and dividend income	(238)	(287)	49	(513)	(597)	84
All Property NOI	$8,988	$4,542	$4,446	$19,772	$10,184	$9,588

Revenues - The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended June 30, 2019 and 2018 we had total Same Store rental revenues and tenant reimbursements of $10,186,000 and $11,655,000, respectively. The $1,469,000 decrease is mainly attributable to decrease in year-end expense reconciliation billings of $1,021,000 and decrease in straight line rent of $733,000, offset by increase in rent of $243,000 and increase in free rent concession of $191,000. The large decrease in year-end expense reconciliation billings of $1,021,000 is due to timing difference, as year-end expense reconciliation billings for 2017 were billed in April 2018 while 2018 billings occurred in March 2019. For the six months ended June 30, 2019 and 2018 we had total Same Store rental revenues and tenant reimbursements of $21,953,000 and $23,142,000, respectively. The $1,189,000 decrease is mainly attributable to decrease in straight line rent of $617,000, decrease in utility reimbursement for electricity of $195,000 and decrease in CAM of $134,000. SPE added operation are attributable to the consolidation of Hartman SPE, LLC for financial reporting purposes as of October 1, 2018.

Operating expenses - Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses. For the three months ended June 30, 2019 and 2018, we had Same Store property operating expenses of $2,349,000 and $3,927,000, respectively. Property operating expenses decreased $1,578,000 primarily due to a $1,632,000 decrease in the bad debt expense provision. For the six months ended June 30, 2019 and 2018, we had Same Store property operating expenses of $6,258,000 and $7,524,000, respectively. Property operating expenses decreased $1,266,000 primarily due to a $1,214,000 decrease in the bad debt expense provision. The decrease in the bad debt expense provision is attributable to a limited number of larger tenant balances which have been outstanding more than 90 days been paid and settled and a more positive outlook on the future collection of the previously outstanding balances.

Fees to affiliates - We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company. Asset management fees incurred to our advisor were $440,000 and $880,000 for the three and six months ended June 30, 2019 and 2018, respectively. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties. Property management fees and expense reimbursements are included in property operating expenses.

Real estate taxes and insurance - Same Store real estate taxes and insurance were $1,595,000 and $1,628,000 for the three months ended June 30, 2019 and 2018, respectively. Same Store real estate taxes and insurance were $3,231,000 and $3,090,000 for the six months ended June 30, 2019 and 2018, respectively.

Depreciation and amortization - Same Store depreciation and amortization were $2,619,000 and $3,204,000 for the three months ended June 30, 2019 and 2018, respectively. In-place lease amortization decreased $711,000 for the three months ended June 30, 2019 versus the three months ended June 30, 2018. Same Store depreciation and amortization expense were $5,440,000 and $7,458,000 for the six months ended June 30, 2019 and 2018, respectively. The decrease of $2,018,000 is primarily due to a decrease of $2,356,000 for in-place lease amortization.

General and administrative expenses - Same Store general and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. For the three months ended June 30, 2019 and 2018, we had Same Store general and administrative expenses of $1,081,000 and $1,118,000, respectively. For the six months ended June 30, 2019 and 2018, we had Same Store general and administrative expenses of $1,817,000 and $1,464,000, respectively. The increase of $353,000 is mainly attributable to an increase of $219,000 in accounting fees and an increase of $176,000 in leasing commission amortization.

Net income - Same Store net income increased $179,000 for the three months ended June 30, 2019 versus the three months ended June 30, 2018. The difference is primarily attributable to a reduction in property operating expenses offset by a smaller reduction in revenue. Same Store net income decreased $417,000 for the six months ended June 30, 2019 versus the six months ended June 30, 2018. The difference is primarily attributable to a reduction in revenue offset by a smaller reduction in property operating expenses. The accounts of SPE LLC are included in our consolidated financial position as of June 30, 2019 and beginning October 1, 2018, in our consolidated results of operations. For the three months ended June 30, 2019, SPE had contributed additional $4,267,000 in net operating income, with the consolidated net operating income of $8,988,000 for the three months ended June 30, 2019. For the six months ended June 30, 2019, SPE had contributed additional $10,005,000 in net operating income, with the consolidated net operating income of $19,772,000 for the six months ended June 30, 2019.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2019 and 2018 including a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(931)	$(107)	$(571)	$29
Depreciation and amortization of real estate assets	6,634	3,204	13,664	7,458
Funds from operations (FFO)	5,703	3,097	13,093	7,487

Modified funds from operations (MFFO)	$5,703	$3,097	$13,093	$7,487

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through June 30, 2019, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
First Quarter 2011	$21	$20	$41
Second Quarter 2011	45	51	96
Third Quarter 2011	70	70	140
Fourth Quarter 2011	119	101	220
First Quarter 2012	175	150	325
Second Quarter 2012	209	194	403
Third Quarter 2012	236	246	482
Fourth Quarter 2012	271	279	550
First Quarter 2013	316	311	627
Second Quarter 2013	373	388	761
Third Quarter 2013	442	412	854
Fourth Quarter 2013	550	483	1,033
First Quarter 2014	568	535	1,103
Second Quarter 2014	614	577	1,191
Third Quarter 2014	632	605	1,237
Fourth Quarter 2014	665	641	1,306
First Quarter 2015	703	714	1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,020	1,947
Fourth Quarter 2015	1,042	1,108	2,150
First Quarter 2016	1,269	1,209	2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Fourth Quarter 2016	3,173	—	3,173
First Quarter 2017	3,135	—	3,135
Second Quarter 2017	3,180	—	3,180
Third Quarter 2017	3,169	—	3,169
Fourth Quarter 2017	3,166	—	3,166
First Quarter 2018	3,151	—	3,151
Second Quarter 2018	3,152	—	3,152
Third Quarter 2018	3,151	—	3,151
Fourth Quarter 2018	3,101	—	3,101
First Quarter 2019	3,141	—	3,141
Second Quarter 2019	3,225	—	3,225
Total	$49,270	$11,769	$61,039

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)	Distributions accrued for the period from December 27, 2010 through December 31, 2010 were paid on January 20, 2011, the date we first paid a distribution.

(3)
Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

Distributions to non-controlling interests were $2,135,000 and $231,000 for the three months ended June 30, 2019 and 2018, respectively. Distributions to non-controlling interests were $4,282,000 and $2,668,000 for the six months ended June 30, 2019 and 2018, respectively.

For six months ended June 30, 2019, we paid aggregate distributions of $6,366,000 in cash to common stockholders. During the same period, cash provided by operating activities was $6,396,000 and our FFO was $13,093,000. For six months ended June 30, 2019, 100% of distributions were paid from cash provided by operating activities.  For the six months ended June 30, 2018, we paid aggregate distributions of $6,303,000. During the same period, cash provided by operating activities was $2,525,000 and our FFO was $7,487,000. For the six months ended June 30, 2018, 40% of distributions were paid from cash provided by operating activities and 60% from other proceeds.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of June 30, 2019, our outstanding secured debt is $302,896,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. In addition, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our board of directors has approved our current debt leverage.

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

The consolidated financial statements as of June 30, 2019 include the accounts of the Company, our operating partnership and its subsidiaries and Hartman SPE, LLC. Prior to October 1, 2018, our consolidated financial statements did not include Hartman SPE, LLC.

Cash Flows from Operating Activities

For the six months ended June 30, 2019, net cash provided by operating activities was $6,396,000 versus $2,525,000 for the six months ended June 30, 2018. The increase of $3,871,000 is mainly due to an increase in depreciation and amortization expense of $6,206,000, increase in prepaid expenses and other assets of $4,167,000 partially offset by a decrease in accounts payable and accrued expenses of $6,614,000.

Cash Flows from Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $4,602,000 versus $9,418,000 for the six months ended June 30, 2018. The decrease in cash used in investing activities is primarily due to related party note investments by Hartman TRS for affiliate Hartman investment programs.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities for the six months ended June 30, 2019 and 2018, respectively, was $(17,762,000) and $3,509,000. Cash used in financing activities is primarily due to the retirement of the pre Hartman SPE Promenade loan and shareholder and non-controlling party distributions.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2019, our borrowings were not in excess of 300% of the value of our net assets.

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

As of June 30, 2019, we had notes payable totaling an aggregate principal amount of $302,896,000. For more information on our outstanding indebtedness, see Note 6 (Notes payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2019 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

Each Merger Agreement provides that either we or Hartman XIX or HIREIT, as applicable, may terminate the Merger Agreement if the applicable Merger has not occurred by December 31, 2019. Certain events may delay the consummation of the Mergers. Some of the events that could delay the consummation of the Mergers include difficulties in obtaining the approval of our stockholders and the stockholders of each of Hartman XIX and HIREIT or satisfying the other closing conditions to which the Mergers are subject.

Our stockholders will be diluted by the pending Mergers.

The Mergers will dilute the ownership position of our current stockholders and result in our stockholders (excluding stockholders affiliated with our advisor or sponsor) having an ownership stake in us that is smaller than their current stake in our company. In connection with the Mergers, we will issue up to approximately 19,192,000 shares of our common stock to the holders of shares of Hartman XIX and HIREIT capital stock, based on the exchange ratios set forth in the Merger Agreements and the shares of Hartman XIX and HIREIT capital stock issued and outstanding as of June 30, 2019. Our current stockholders (excluding stockholders affiliated with our advisor or sponsor) are expected to hold in the aggregate approximately 49% of the issued and outstanding shares of our common stock following the Mergers, based on the ownership of stock by shareholders of each of the Merger Parties and the conversion ratios established in the Merger Agreements and the 18,117,000 shares of our common stock issued and outstanding as of June 30, 2019. In addition, approximately 979,000 units of limited partnership interest in our operating partnership are issuable in connection with the Partnership Merger. Consequently, our stockholders (excluding stockholders affiliated with our advisor or sponsor), as a general matter, will have less influence over the management and policies of us after the Mergers than they exercised over the management and policies of us immediately prior to the Mergers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended June 30, 2019.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
April 2019	—	—	$—
May 2019	—	—	$—
June 2019	—	—	$—
Total	—	—	$—
(1) We generally redeem shares in the month following the end of the fiscal quarter in which requests were received.

(2) Pursuant to the share redemption program, we currently redeem shares at prices determined as follows:

a.	For shares that have been held at least one year, the lesser of 90.0% of the price paid to acquire the shares or 90.0% of the offering price of shares in our most recent offering;

b.	For shares that have been held at least two years, the lesser of 92.5% of the price paid to acquire the shares or 92.5% of the offering price of shares in our most recent offering;

c.	For shares that have been held at least three years, the lesser of 95.0% of the price paid to acquire the shares or 95.0% of the offering price of shares in our most recent offering;

d.	For shares that have been held at least four years, the lesser of 97.5% of the price paid to acquire the shares or 97.5% of the offering price of shares in our most recent offering;

e.	Thereafter, the lesser of 100.0% of the price paid to acquire the shares or 90.0% of the net asset value per share, as determined by the board of directors.

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

As of June 30, 2019, we had used $128,264,000 of the net proceeds from our public offerings, plus debt financing, to purchase our investments in commercial properties. As of June 30, 2019, we had paid $6,013,000 of acquisition fees to our advisor.

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

Date: August 10, 2019
By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2019
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)