Form 10-Q
period 2019-09-30
Hartman Short Term Income Properties XX, Inc.
filed 2019-11-14
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of November 1, 2019, there were 18,417,687 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2019	December 31, 2018
ASSETS	Unaudited
Real estate assets, at cost	$591,524	$583,112
Accumulated depreciation and amortization	(110,493)	(89,840)
Real estate assets, net	481,031	493,272

Cash and cash equivalents	990	17,780
Restricted cash	22,197	33,696
Accrued rent and accounts receivable, net	14,468	11,881
Notes receivable - related party	16,272	6,676
Deferred leasing commission costs, net	10,423	8,301
Goodwill	250	250
Prepaid expenses and other assets	966	1,249
Investment in affiliate	8,978	8,978
Total assets	$555,575	$582,083

LIABILITIES AND EQUITY

Liabilities:
Notes payable, net	$298,588	$305,907
Due to related parties	2,772	1,496
Accounts payable and accrued expenses	15,557	21,335
Tenants' security deposits	5,178	4,864
Total liabilities	322,095	333,602

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 18,417,687 shares and 17,711,384 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	18	18
Additional paid-in capital	173,950	165,084
Accumulated distributions and net loss	(104,371)	(95,162)
Total stockholders' equity	69,597	69,940
Noncontrolling interests in subsidiary	163,883	178,541
Total equity	233,480	248,481
Total liabilities and equity	$555,575	$582,083
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental revenues	$18,444	$9,850	$53,787	$29,386
Tenant reimbursements and other revenues	3,497	1,214	10,713	4,820
Total revenues	21,941	11,064	64,500	34,206

Expenses (income)
Property operating expenses	7,770	4,381	20,780	11,905
Asset management fees	440	440	1,320	1,320
Real estate taxes and insurance	3,087	1,596	9,321	4,686
Depreciation and amortization	6,989	2,821	20,653	10,279
General and administrative	1,388	972	4,051	2,436
Interest expense	3,433	1,530	10,625	4,824
Interest and dividend income	(833)	(294)	(1,346)	(891)
Total expenses, net	22,274	11,446	65,404	34,559
Net loss	(333)	(382)	(904)	(353)
Net loss attributable to noncontrolling interests	(622)	(340)	(1,285)	(328)
Net income (loss) attributable to common stockholders	$289	$(42)	$381	$(25)
Net income (loss) attributable to common stockholders per share	$0.02	$—	$0.02	$—
Weighted average number of common shares outstanding, basic and diluted	18,418	18,010	18,265	18,009

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, June 30, 2018	1	$—	18,010	$18	$167,947	$(87,473)	$80,492	$13,078	$93,570
Issuance of common shares	—	—	—	—	—	—	—	—	—
Dividends and distributions (cash)	—	—	—	—	—	(3,153)	(3,153)	(138)	(3,291)
Net loss	—	—	—	—	—	(42)	(42)	(340)	(382)
Balance, September 30, 2018	1	$—	18,010	$18	$167,947	$(90,668)	$77,297	$12,600	$89,897

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, June 30, 2019	1	$—	18,418	$18	$173,950	$(101,436)	$72,532	$164,738	$237,270
Issuance of common shares	—	—		—	—	—	—	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	—
Dividends and distributions (cash)	—	—	—	—	—	(3,224)	(3,224)	(233)	(3,457)
Net (loss) income	—	—	—	—	—	289	289	(622)	(333)
Balance, September 30, 2019	1	$—	18,418	$18	$173,950	$(104,371)	$69,597	$163,883	$233,480

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	1	$—	18,004	$18	$167,871	$(81,188)	$86,701	$13,338	$100,039
Issuance of common shares	—	—	6	—	76	—	76	—	76
Dividends and distributions (cash)	—	—	—	—	—	(9,455)	(9,455)	(410)	(9,865)
Net loss	—	—	—	—	—	(25)	(25)	(328)	(353)
Balance, September 30, 2018	1	$—	18,010	$18	$167,947	$(90,668)	$77,297	$12,600	$89,897

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	1	$—	17,712	$18	$165,084	$(95,162)	$69,940	$178,541	$248,481
Issuance of common shares	—	—	6	—	76	—	76	—	76
Purchase of non-controlling interest	—	—	700	—	8,790		8,790	(8,858)	(68)
Dividends and distributions (cash)	—	—	—	—	—	(9,590)	(9,590)	(4,515)	(14,105)
Net income (loss)	—	—	—	—	—	381	381	(1,285)	(904)
Balance, September 30, 2019	1	$—	18,418	$18	$173,950	$(104,371)	$69,597	$163,883	$233,480

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(904)	(353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	58	57
Depreciation and amortization	20,653	10,279
Deferred loan and lease commission costs amortization	2,572	1,523
Bad debt provision	39	1,058
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(2,626)	(2,858)
Deferred leasing commissions	(3,849)	(2,663)
Prepaid expenses and other assets	(246)	(100)
Accounts payable and accrued expenses	(6,144)	(1,143)
Due to/from related parties	1,276	785
Tenants' security deposits	314	167
Net cash provided by operating activities	11,143	6,752
Cash flows from investing activities:
Acquisition deposits	529	—
Advance to affiliate - related party	—	(6,608)
Investment in affiliate - related party	(10,546)	—
Repayment of note receivable - related party	950	2,043
Additions to real estate	(8,412)	(5,312)
Net cash used in investing activities	(17,479)	(9,877)
Cash flows from financing activities:
Distributions to common stockholders	(9,590)	(9,454)
Distributions to non-controlling interest	(4,515)	(411)
Borrowings under insurance premium finance note	1,577	603
Refund of stock selling commissions	—	2
Repayment under insurance premium finance note	(1,261)	(483)
Payments of deferred loan costs	(72)	(283)
Repayments under term loan notes	(8,092)	(1,663)
Borrowings under revolving credit facility	—	11,528
Net cash used in financing activities	(21,953)	(161)
Net change in cash and cash equivalents and restricted cash	(28,289)	(3,286)
Cash and cash equivalents and restricted cash, beginning of period	51,476	5,563
Cash and cash equivalents and restricted cash, end of period	$23,187	2,277
Supplemental cash flow information:
Cash paid for interest	$9,879	$4,523
Supplemental disclosure of non-cash activities:
Value of Director's stock compensation shares issued	$76	$76
Value of Common shares issued to acquire non-controlling interest	$8,790	$—
Acquisition of non-controlling interest	$(8,858)	$—
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

As of September 30, 2019, the Company owned 43 commercial properties comprising approximately 6.7 million square feet plus three pad sites, all located in Texas. As of September 30, 2019, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas. As of September 30, 2018, the Company owned 17 commercial properties comprising approximately 2.9 million square feet plus three pad sites, all located in Texas. As of September 30, 2018, the Company owned nine properties located in Richardson, Arlington and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2018 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of September 30, 2019 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2019, and the results of consolidated operations for the three and nine months ended September 30, 2019 and 2018, the consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018.  The results of the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of September 30, 2019 and December 31, 2018 consisted of demand deposits at commercial banks.  We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions.

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements.
Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties, as well as related party notes receivable. The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. Disclosure about the fair value of financial instruments is based on relevant information available as of September 30, 2019 and December 31, 2018.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition

The Company’s leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The Company’s accrued rents are included in accrued rent and accounts receivable, net.  The Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Additionally, cost recoveries from tenants are included in the Tenant Reimbursement and Other Revenues line item in the consolidated statement of operations in the period the related costs are incurred.

As of January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach and the adoption of this guidance did not have a material impact on the consolidated financial statements. The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASU 2014-09. The Company’s other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASU 2014-09. Additionally, the Company’s property dispositions have historically been cash sales with no contingencies and no future involvement in the property, as a result, the new guidance did not have an effect on the Company’s real estate transactions, however, the Company will account for future sales of real estate properties in accordance with the requirements of ASU 2014-09.

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

Impairment

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there is no impairment indicated in the carrying value of our real estate assets as of September 30, 2019 and December 31, 2018.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, beginning with its taxable year ended December 31, 2011. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).  As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders.  However, the Company believes that it is organized and will continue to operate in such a manner as to qualify for treatment as a REIT.

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

Income Per Share

The computations of basic and diluted income per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock.  As of September 30, 2019 and 2018, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net income per share for the nine months ended September 30, 2019 and 2018 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

Reclassification
Certain items in the comparative consolidated financial statements have been reclassified to conform to the presentation adopted in the current period. Restricted cash reporting line was added on the face of the consolidated balance sheets. The balance currently reported as restricted cash was reported previously in the prepaid expenses and other assets.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases, along with various subsequent ASUs, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as the previous guidance for operating leases.

The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective transition method such that we applied the standard as of the adoption date. The Company adopted the new standard using the practical expedient package which allowed the Company, as both the lessor and lessee to 1) not reassess whether any expired or existing contracts are or contain leases; 2) not reassess the lease classification for any expired or existing leases; and 3) not reassess initial direct costs for any existing leases.

As of September 30, 2019, the Company, through SPE LLC has a ground lease for a parking lot located adjacent to the property at 601 Sawyer, Houston, Texas. The parking lot lease agreement expires at the end of September 2020. The Sawyer property is included in the Company’s consolidated financial statements as of September 30, 2019 and for the nine months ended September 30, 2019 because of the consolidation of SPE with the Company. SPE commenced operations and is consolidated with the Company for periods beginning after September 30, 2018.

Lease payments under the parking lot lease agreement are $3,500 per month. As of September 30, 2019, 12 monthly payments remain under the lease agreement for a total of $42,000.

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

We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures when adopted. In identifying all of our financial instruments covered under this guidance, the majority of our instruments result from operating leasing transactions, which are not within the scope of the new standard and are to remain governed by the recently issued leasing guidance and other previously issued guidance. We do not believe the adoption of this standard will have a material impact to our consolidated financial statements.

Note 3 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	September 30, 2019	December 31, 2018
Land	$145,050	$145,050
Buildings and improvements	345,684	337,272
In-place lease value intangible	100,790	100,790
	591,524	583,112
Less: accumulated depreciation and amortization	(110,493)	(89,840)
Total real estate assets	$481,031	$493,272

       Depreciation expense for the three months ended September 30, 2019 and 2018 was $4,116,000 and $1,835,170, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $12,337,000 and $5,215,176, respectively. Amortization expense of in-place lease value intangible was $2,873,000 and $986,273 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense of in-place lease value intangible was $8,315,000 and $5,064,000 for the nine months ended September 30, 2019 and 2018, respectively.
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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	September 30, 2019	December 31, 2018
In-place lease value intangible	$100,790	$100,790
In-place leases – accumulated amortization	(66,167)	(57,989)
Acquired lease intangible assets, net	$34,623	$42,801

As of September 30, 2019, the Company owned 43 commercial properties comprising approximately 6.7 million square feet plus three pad sites, all located in Texas. As of September 30, 2019, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas. As of September 30, 2018, the Company owned 17 commercial properties comprising approximately 2.9 million square feet plus three pad sites, all located in Texas. As of September 30, 2018, the Company owned nine properties located in Richardson, Arlington and Dallas, Texas, six properties located in Houston, Texas and two properties located in San Antonio, Texas.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Asset management fees incurred and paid to Advisor were $440,000 and $1,320,000 for the three and nine months ended September 30, 2019 and 2018, respectively. Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations.

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	September 30, 2019	December 31, 2018
Tenant receivables	$3,974	$2,931
Accrued rent	9,359	8,386
Allowance for uncollectible accounts	(1,748)	(1,710)
Affiliate interest receivable	2,883	2,274
Accrued rents and accounts receivable, net	$14,468	$11,881

As of September 30, 2019 and December 31, 2018, the Company had an allowance for uncollectible accounts of $1,748,000 and $1,710,000, respectively.  For the three months ended September 30, 2019 and 2018, the Company recorded bad debt expense in the amount of $140,000 and $481,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the nine months ended September 30, 2019 and 2018, the Company recorded bad debt expense in the amount of $39,000 and $477,000, respectively. For the three and nine months ended September 30, 2019 and 2018, the Company did not record any write-offs. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	September 30, 2019	December 31, 2018
Deferred leasing commissions costs	$16,521	$12,671
Less: accumulated amortization	(6,098)	(4,370)
Deferred leasing commission costs, net	$10,423	$8,301

Note 6 — Notes Payable

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. As of September 30, 2019, the Company was in compliance with all loan covenants, with respect to the loans above. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $43,595,000 and $44,584,000 as of September 30, 2019 and December 31, 2018, respectively.

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

The following is a summary of the Company’s notes payable as of September 30, 2019, in thousands:

Property/Facility	Payment (1)	Maturity Date	Rate	September 30, 2019	December 31, 2018
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$17,346	$17,760
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,468	7,632
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,468	7,632
Mitchelldale (2)	P&I	July 1, 2041	4.61%	11,313	11,560
Promenade (3)				—	7,102
Hartman SPE LLC	IO	October 9, 2020	4.00%	259,000	259,000
				$302,595	$310,686
Less: unamortized deferred loan costs				(4,007)	(4,779)
				$298,588	$305,907
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

Loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	September 30, 2019	December 31, 2018
Deferred loan costs	$7,155	$7,082
Less: deferred loan cost accumulated amortization	(3,148)	(2,303)
Total cost, net of accumulated amortization	$4,007	$4,779

Interest expense incurred for the three months ended September 30, 2019 and 2018 was $3,433,000 and $1,732,000, respectively, which includes amortization expense of deferred loan costs. Interest expense incurred for the nine months ended September 30, 2019 and 2018 was $10,625,000 and $4,824,000, respectively, which includes amortization expense of deferred loan costs. Interest expense of $321,000 and $421,000 was payable as of September 30, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to common stockholders	$289	$(42)	$381	$(25)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	18,418	18,010	18,265	18,009
Basic and diluted loss per common share:
Net income (loss) attributable to common stockholders per share	$0.02	$—	$0.02	$—

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

The Company pays acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. The Company pays property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. For the three months ended

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2019 and 2018 the Company incurred property management fees and reimbursements of $2,049,108 and $985,000, respectively, and $1,645,000 and $601,000, respectively for leasing commissions owed to our Property Manager. For the nine months ended September 30, 2019 and 2018 the Company incurred property management fees and reimbursements of $6,021,000 and $2,974,000, respectively, and $3,849,000 and $2,663,000, respectively for leasing commissions owed to our Property Manager.

For the three and nine months ended September 30, 2019 and 2018, the Company incurred asset management fees of $440,000 and $1,320,000, respectively, owed to the Advisor. Property management fees and reimbursements are included in property operating expense in the accompanying consolidated statements of operations. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

For the three and nine months ended September 30, 2019, the Company incurred construction management fees due to the Property Manager of $166,000 and $527,000, respectively. For the three and nine months ended September 30, 2018, the Company incurred construction management fees due to the Property Manager of $58,000 and $185,000, respectively. Construction management fees are included in real estate assets in the consolidated balance sheets.

The Company had a balance due to the Property Manager of $2,762,000 and $444,000 as of September 30, 2019 and December 31, 2018, respectively.

The Company owed the Advisor $1,642,000 and $1,204,000 for asset management fees as of September 30, 2019 and December 31, 2018, respectively. These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if the Company do not own all or a majority of an asset.

The Company had net due from other related parties of $1,632,000 and $152,000 as of September 30, 2019 and December 31, 2018, respectively.

The Company had a note receivable due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $4,200,000 and $4,200,000 as of September 30, 2019 and December 31, 2018, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. The original amount of the loan was $4,500,000, which is not evidenced by a promissory note. Interest has been accrued on the loan amount at an annual rate of 6%. The Company recognized interest income on the affiliate note in the amount of $64,000 and $67,000 for the three months ended September 30, 2019 and 2018, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations. The Company recognized interest income on the affiliate note in the amount of $189,000 and $195,000 for the nine months ended September 30, 2019 and 2018, respectively,

The Company owns 1,561,523 shares of the common stock of HIREIT which it acquired for cash consideration of $8,978,000. The Company’s investment in HIREIT is accounted for under the cost method. The Company’s approximately 11% ownership interest in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets. The Company received dividend distributions from HIREIT of $106,000 and $319,000 for the three and nine months ended September 30, 2019 and 2018, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The promissory note matured on May 17, 2019. This note is due on demand. This note receivable had an outstanding balance of $1,526,000 and $2,476,000 as of September 30, 2019 and December 31, 2018, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. For the three months ended September 30, 2019 and 2018, respectively, the Company recognized interest income on this affiliate note in the amount of $49,000 and $112,000, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations. For the nine months ended September 30, 2019 and 2018, the Company recognized interest income on this affiliate note in the amount of $168,000 and $368,000, respectively.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2019, the Company through TRS, loaned $7,226,000 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. This note receivable had an outstanding balance of $7,226,000 as of September 30, 2019, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail III DST. The maturity date of the promissory note is February 29, 2020. The Company recognized interest income on this affiliate note in the amount of $425,000 for the nine months ended September 30, 2019, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In March 2019, the Company through TRS, loaned $3,320,000 pursuant to a promissory note in the face amount of up to $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. This note receivable had an outstanding balance of $3,320,000 as of September 30, 2019, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Total Return, Inc. The maturity date of the promissory note is March 31, 2020. The Company recognized interest income on this affiliate note in the amount of $176,000 for the nine months ended September 30, 2019, which is included in interest and dividend income in the accompanying consolidated statements of operations.

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

Preferred Stock

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of September 30, 2019, and December 31, 2018, respectively, the Company has issued 1,000 shares of convertible preferred stock to the Advisor at a price of $10.00 per share.

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

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three and nine months ended September 30, 2019 and 2018, respectively, the Company granted 1,500 shares of restricted common stock to independent directors as compensation for services and recognized $19,000 as stock-based compensation expense for each period. Share based compensation expense is based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid, including the total amount paid, thousands, and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2019
3rd Quarter	$0.175	$3,224
2nd Quarter	0.175	3,225
1st Quarter	0.175	3,141
Total 2019 year to date	$0.525	$9,590

2018
4th Quarter	$0.175	$3,101
3rd Quarter	0.175	3,151
2nd Quarter	0.175	3,152
1st Quarter	0.175	3,151
Total 2018	$0.700	$12,555

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

On July 16, 2013, we commenced our follow-on public offering, or our “follow-on offering,” of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. As of September 30, 2019, we had accepted subscriptions for, and issued shares of our common stock in our follow-on offering, including shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $181,800,895.

As of September 30, 2019 we owned 43 commercial real properties comprising approximately 6,669,865 square feet plus three pad sites, all located in Texas.

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

Our Real Estate Portfolio

As of September 30, 2019, we owned 43 commercial properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	74%	$1,568	$12.05	$12.79
Prestonwood Park	Dallas	105,783	86%	$1,826	$20.42	$22.67
Richardson Heights	Dallas	201,433	79%	$2,945	$18.61	$26.91
Cooper Street	Dallas	127,696	100%	$1,454	$11.39	$12.32
One Mason SC	Houston	75,183	93%	$1,014	$14.76	$15.20
Chelsea Square SC	Houston	70,275	73%	$533	$10.38	$11.49
Mission Center SC	Houston	112,971	75%	$683	$8.03	$8.52
Garden Oaks SC	Houston	106,858	71%	$1,091	$14.41	$15.14
Harwin	Houston	38,813	82%	$340	$10.71	$12.46
Fondren	Houston	93,196	91%	$812	$9.55	$10.32
Northeast Square SC	Houston	40,525	67%	$356	$13.02	$13.97
Walzem Plaza SC	San Antonio	182,713	93%	$1,473	$8.66	$9.23
Total - Retail		1,332,031	83%	$14,095	$12.81	$14.77
Office:
North Central Plaza	Dallas	198,374	73%	$2,223	$15.45	$16.71
Gateway Tower	Dallas	266,412	66%	$2,797	$15.96	$16.61
Bent Tree Green	Dallas	139,609	75%	$2,025	$19.38	$25.25
Parkway Plaza I&II	Dallas	136,506	79%	$1,817	$16.87	$19.39
Hillcrest	Dallas	203,688	82%	$2,557	$15.32	$17.35
Skymark	Dallas	115,700	78%	$1,568	$17.28	$19.34
Corporate Park Place	Dallas	113,429	77%	$1,403	$16.05	$18.90
Westway One	Dallas	165,982	92%	$2,887	$18.91	$24.96
Three Forest Plaza	Dallas	366,549	75%	$5,284	$19.30	$23.09
Spring Valley	Dallas	94,304	72%	$861	$12.69	$16.35
Tower Pavilion	Houston	87,589	89%	$1,212	$15.54	$16.35
The Preserve	Houston	218,689	94%	$3,264	$15.95	$16.75
Westheimer Central	Houston	182,506	79%	$1,692	$11.78	$12.81
11811 N Freeway	Houston	156,362	79%	$1,899	$15.32	$16.07
Atrium I	Houston	118,461	75%	$1,278	$14.30	$15.62
3100 Timmons	Houston	111,265	80%	$1,245	$14.05	$15.91
Cornerstone	Houston	71,008	87%	$868	$14.02	$14.53
Northchase	Houston	128,981	83%	$1,333	$12.50	$13.58
616 FM 1960	Houston	142,194	54%	$1,379	$17.89	$19.25
601 Sawyer	Houston	88,258	43%	$621	$19.09	$19.94
Gulf Plaza	Houston	120,651	87%	$2,241	$21.46	$27.17
Timbercreek Atrium	Houston	51,035	79%	$646	$16.12	$18.09
Copperfield	Houston	42,621	86%	$695	$18.85	$20.30
400 N. Belt	Houston	230,872	55%	$1,397	$10.91	$14.52
Ashford Crossing	Houston	158,451	65%	$1,722	$16.69	$20.25
Regency Square	Houston	64,063	82%	$668	$12.72	$13.12
Energy Plaza	San Antonio	180,119	84%	$3,143	$20.86	$21.90
One Technology Ctr	San Antonio	196,348	100%	$4,823	$24.57	$24.73
Total - Office		4,150,026	77%	$53,548	$16.79	$18.97
Industrial/Flex
Central Park	Dallas	73,099	88%	$560	$8.72	$9.61
Quitman	Houston	736,957	88%	$1,290	$1.98	$1.98
Mitchelldale	Houston	377,752	90%	$2,208	$6.47	$7.00
Total - Industrial/Flex		1,187,808	89%	$4,058	$3.84	$4.07

Grand Total		6,669,865	80%	$71,701	$13.41	$15.17

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 8, 2019, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the nine months ended September 30, 2019.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2019 versus September 30, 2018.

       As of September 30, 2019 and 2018, respectively, we owned 43 and 17 commercial properties comprising approximately 6.7 million and 2.9 million square feet plus three pad sites, all located in Texas. As of September 30, 2019 and 2018, respectively, we owned 15 and nine properties located in Richardson, Arlington, and Dallas, Texas, 25 and six properties located in Houston, Texas and three and two properties located in San Antonio, Texas.
We define same store (“Same Store”) properties as those properties which we owned for the entirety of the three and nine months ended September 30, 2019 and September 30, 2018. For purposes of the following discussion, all properties are considered Same Store properties.

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

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change

Revenue	$11,640	$11,064	$576	$33,593	$34,206	$(613)
Property operating expenses	3,952	4,381	(429)	10,211	11,905	(1,694)
Real estate taxes and insurance	1,590	1,596	(6)	4,820	4,686	134
Asset management fees	440	440	—	1,320	1,320	—
General and administrative	1010	972	38	2824	2,436	388
Same Store NOI	$4,648	$3,675	$973	$14,418	$13,859	$559

Reconciliation of Net income (loss) to Property NOI

Net income (loss) - Same Store	$1,162	$(382)	$1,544	$2,679	$(353)	$3,032
Depreciation and amortization	2,738	2,821	(83)	8,180	10,279	(2,099)
Interest expense	1,569	1,530	39	4,837	4,824	13
Interest and dividend income	(821)	(294)	(527)	(1,278)	(891)	(387)
Same Store NOI	$4,648	$3,675	$973	$14,418	$13,859	$559

SPE added:
Revenue	$10,301	$—	$10,301	$30,907	$—	$30,907
Property operating expenses	3,818	—	3,818	10,569	—	10,569
Real estate taxes and insurance	1,497	—	1,497	4,501	—	4,501
Asset management fees	—	—	—	—	—	—
General and administrative	378	—	378	1,227	—	1,227
SPE added NOI	$4,608	$—	$4,608	$14,610	$—	$14,610

Reconciliation of net loss to Property NOI

Net loss	$(333)	$(382)	$49	$(904)	$(353)	$(551)
Depreciation and amortization	6,989	2,821	4,168	20,653	10,279	10,374
Interest expense	3,433	1,530	1,903	10,625	4,824	5,801
Interest and dividend income	(833)	(294)	(539)	(1,346)	(891)	(455)
All Property NOI	$9,256	$3,675	$5,581	$29,028	$13,859	$15,169

Revenues - The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended September 30, 2019 and 2018 we had total Same Store rental revenues and tenant reimbursements of $11,640,000 and $11,064,000, respectively. The $576,000 increase is mainly attributable to an increase in year-end expense reconciliation billings of $661,000 and an increase in free rent concession of $340,000, offset by a decrease in straight line rent of $319,000. For the nine months ended September 30, 2019 and 2018 we had total Same Store rental revenues and tenant reimbursements of $33,593,000 and $34,206,000, respectively. The $613,000 decrease is mainly attributable to decrease in straight line rent of $936,000, decrease in utility reimbursement for electricity of $328,000, and decrease in executive suite income of $244,000, offset by year-end expense reconciliation billings of $681,000 and increase in free rent concession of $338,000. SPE added operation are attributable to the consolidation of Hartman SPE, LLC for financial reporting purposes as of October 1, 2018.

Operating expenses - Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; asset management fees and some general and administrative expenses. For the three months ended September 30, 2019 and 2018, we had Same Store property operating expenses of $3,952,000 and $4,381,000, respectively. Property operating expenses decreased $429,000 primarily due to a $457,000 decrease in the bad debt expense provision. For the nine months ended September 30, 2019 and 2018, we had Same Store property operating expenses of $10,211,000 and $11,905,000, respectively. Property operating expenses decreased $1,694,000 primarily due to a $1,672,000 decrease in the bad debt expense provision. The decrease in the bad debt expense provision is attributable to a limited number of larger tenant balances which have been outstanding more than 90 days have been paid or settled and we have a more positive outlook on the future collection of the previously outstanding balances.

Fees to affiliates - We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company. Asset management fees incurred to our advisor were $440,000 and $1,320,000 for the three and nine months ended September 30, 2019 and 2018, respectively. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties. Property management fees and expense reimbursements are included in property operating expenses.

Real estate taxes and insurance - Same Store real estate taxes and insurance were $1,590,000 and $1,596,000 for the three months ended September 30, 2019 and 2018, respectively. Same Store real estate taxes and insurance were $4,820,000 and $4,686,000 for the nine months ended September 30, 2019 and 2018, respectively.
Depreciation and amortization - Same Store depreciation and amortization were $2,738,000 and $2,821,000 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense decreased $108,000 for the three months ended September 30, 2019 versus the three months ended September 30, 2018. Same Store depreciation and amortization expense were $8,180,000 and $10,279,000 for the nine months ended September 30, 2019 and 2018, respectively. In-place lease amortization decreased $2,330,000 for the nine months ended September 30, 2019.

General and administrative expenses - Same Store general and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. For the three months ended September 30, 2019 and 2018, we had Same Store general and administrative expenses of $1,010,000 and $972,000, respectively. For the nine months ended September 30, 2019 and 2018, we had Same Store general and administrative expenses of $2,824,000 and $2,436,000, respectively. The increase of $388,000 is mainly attributable to an increase of $91,000 in accounting fees and an increase of $270,000 in leasing commission amortization.

Net income - Same Store net income increased $1,544,000 for the three months ended September 30, 2019 versus the three months ended September 30, 2018. The difference is primarily attributable to an increase in revenue of $576,000, a reduction in property operating expenses of $429,000, increase in general and administrative expenses of $38,000 and a reduction in depreciation and amortization expense of $83,000. Same Store net income increased 3,032,000 for the nine months ended September 30, 2019 versus the nine months ended September 30, 2018. The difference is primarily attributable to a reduction in amortization expense of $2,330,000 attributable to real estate assets. The accounts of SPE LLC are included in our consolidated financial position as of September 30, 2019 and beginning October 1, 2018, in our consolidated results of operations. For the three months ended September 30, 2019, SPE had contributed additional $4,608,000 in net operating income, with the consolidated net operating income of $9,256,000 for the three months ended September 30, 2019. For the nine months ended September 30, 2019, SPE had contributed additional $14,610,000 in net operating income, with the consolidated net operating income of $29,028,000 for the nine months ended September 30, 2019.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2019 and 2018 including a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(333)	$(382)	$(904)	$(353)
Depreciation and amortization of real estate assets	6,989	2,821	20,653	10,279
Funds from operations (FFO)	6,656	2,439	19,749	9,926

Modified funds from operations (MFFO)	$6,656	$2,439	$19,749	$9,926

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through September 30, 2019, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
First Quarter 2011	$21	$20	$41
Second Quarter 2011	45	51	96
Third Quarter 2011	70	70	140
Fourth Quarter 2011	119	101	220
First Quarter 2012	175	150	325
Second Quarter 2012	209	194	403
Third Quarter 2012	236	246	482
Fourth Quarter 2012	271	279	550
First Quarter 2013	316	311	627
Second Quarter 2013	373	388	761
Third Quarter 2013	442	412	854
Fourth Quarter 2013	550	483	1,033
First Quarter 2014	568	535	1,103
Second Quarter 2014	614	577	1,191
Third Quarter 2014	632	605	1,237
Fourth Quarter 2014	665	641	1,306
First Quarter 2015	703	714	1,417
Second Quarter 2015	803	876	1,679
Third Quarter 2015	927	1,020	1,947
Fourth Quarter 2015	1,042	1,108	2,150
First Quarter 2016	1,269	1,209	2,478
Second Quarter 2016	1,707	1,335	3,042
Third Quarter 2016	2,769	444	3,213
Fourth Quarter 2016	3,173	—	3,173
First Quarter 2017	3,135	—	3,135
Second Quarter 2017	3,180	—	3,180
Third Quarter 2017	3,169	—	3,169
Fourth Quarter 2017	3,166	—	3,166
First Quarter 2018	3,151	—	3,151
Second Quarter 2018	3,152	—	3,152
Third Quarter 2018	3,151	—	3,151
Fourth Quarter 2018	3,101	—	3,101
First Quarter 2019	3,141	—	3,141
Second Quarter 2019	3,225	—	3,225
Third Quarter 2019	3,224	—	3,224
Total	$52,494	$11,769	$64,263

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Distributions accrued for the period from December 27, 2010 through December 31, 2010 were paid on January 20, 2011, the date we first paid a distribution.
(3)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

Distributions to non-controlling interests were $233,000 and $139,000 for the three months ended September 30, 2019 and 2018, respectively. Distributions to non-controlling interests were $4,515,000 and $411,000 for the nine months ended September 30, 2019 and 2018, respectively.

For nine months ended September 30, 2019, we paid aggregate distributions of $9,590,000 in cash to common stockholders. During the same period, cash provided by operating activities was $11,143,000 and our FFO was $19,749,000. For nine months ended September 30, 2019, 100% of distributions were paid from cash provided by operating activities.  For the nine months ended September 30, 2018, we paid aggregate distributions of $9,454,000. During the same period, cash provided by operating activities was $6,752,000 and our FFO was $9,926,000. For the nine months ended September 30, 2018, 65% of distributions were paid from cash provided by operating activities and 35% from other proceeds.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of September 30, 2019, our outstanding secured debt is $302,595,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. In addition, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our board of directors has approved our current debt leverage.

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

The consolidated financial statements as of September 30, 2019 include the accounts of the Company, our operating partnership and its subsidiaries and Hartman SPE, LLC. Prior to October 1, 2018, our consolidated financial statements did not include Hartman SPE, LLC.

Cash Flows from Operating Activities

For the nine months ended September 30, 2019, net cash provided by operating activities was $11,143,000 versus $6,752,000 for the nine months ended September 30, 2018. The increase of $4,391,000 is mainly due to an increase in depreciation and amortization expense of $10,374,000, partially offset by a decrease in accounts payable and accrued expenses of $5,001,000.

Cash Flows from Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities was $17,479,000 versus $9,877,000 for the nine months ended September 30, 2018. The increase in cash used in investing activities is primarily due to related party note investments by Hartman TRS for affiliate Hartman investment programs in 2019.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 and 2018, respectively, was $21,953,000 and $161,000. Cash used in financing activities is primarily due to the retirement of the pre Hartman SPE Promenade loan and shareholder and non-controlling party distributions.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2019, our borrowings were not in excess of 300% of the value of our net assets.

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

As of September 30, 2019, we had notes payable totaling an aggregate principal amount of $302,595,000. For more information on our outstanding indebtedness, see Note 6 (Notes payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2019 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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
The Mergers will dilute the ownership position of our current stockholders and result in our stockholders (excluding stockholders affiliated with our advisor or sponsor) having an ownership stake in us that is smaller than their current stake in our company. In connection with the Mergers, we will issue up to approximately 19,192,000 shares of our common stock to the holders of shares of Hartman XIX and HIREIT capital stock, based on the exchange ratios set forth in the Merger Agreements and the shares of Hartman XIX and HIREIT capital stock issued and outstanding as of September 30, 2019. Our current stockholders (excluding stockholders affiliated with our advisor or sponsor) are expected to hold in the aggregate approximately 49% of the issued and outstanding shares of our common stock following the Mergers, based on the ownership of stock by shareholders of each of the Merger Parties and the conversion ratios established in the Merger Agreements and the 18,117,000 shares of our common stock issued and outstanding as of September 30, 2019. In addition, approximately 979,000 units of limited partnership interest in our operating partnership are issuable in connection with the Partnership Merger. Consequently, our stockholders (excluding stockholders affiliated with our advisor or sponsor), as a general matter, will have less influence over the management and policies of us after the Mergers than they exercised over the management and policies of us immediately prior to the Mergers.

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

None.

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

3.3	Certificate of Correction - Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 3.3 to the Company's form 10-Q filed on May 11, 2018
3.4	Bylaws of Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 2 to the Company’s registration statement on Form 8-A (SEC File No. 000-53912) filed on March 22, 2010)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)
32.1	Section 1350 Certifications (Filed Herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

Date: November 14, 2019
By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)