Form 10-K
period 2019-12-31
Hartman Short Term Income Properties XX, Inc.
filed 2020-05-13
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-K
____________

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

 ☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number 000-53912
____________

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-3455189
(State of Organization)	(I.R.S. Employer Identification Number)
2909 Hillcroft
Suite 420
Houston
Texas	77057
(Address of principal executive offices)	(Zip Code)
____________
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no established market for the registrant's shares of common stock.  There were 17,698,385 shares of common stock held by non-affiliates as of June 30, 2019; the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2020, there were 18,417,687 shares of the registrant’s common shares issued and outstanding.

Reliance on Securities and Exchange Commission Order

Hartman Short Term Income Properties XX, Inc. (the “Company”) is filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On March 30, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days. As result of the global outbreak of the COVID-19 virus and out of an abundance of caution, members of the Company’s advisor, property manager and certain other employees, including financial reporting staff, began working remotely on or about March 17, 2020. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, including the temporary closures of some of its offices and having employees work remotely. The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic that has spread throughout the United States and the world. The Company’s business was abruptly and dramatically impacted by the COVID-19 pandemic as the Company’s commercial real estate properties, headquarters, property management operations and other services offices located in Texas counties, which were under stay-at-home orders resulting in staffing and work-from-home challenges which caused significant disruptions in communications and delayed completion of the audit. These disruptions to the process of preparing the Company’s financial statements as a result of the COVID-19 virus, are causing the Company’s Form 10-K for the 2019 fiscal year which was due on March 30, 2020 to be delayed. Consequently, the Company was unable to timely file the Report without the extension provided for by the Order.

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

Forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the fact that we have had a net loss for each annual period since our inception;
●	the risk that the pending Mergers (as defined below) will not be consummated within the expected time period or at all;
●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreements (as defined below);
●	the outcome of any legal proceedings relating to the pending Mergers;
●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
●	legislative or regulatory changes, including changes to laws governing REITS;
●	construction costs that may exceed estimates or construction delays;
●	increases in interest rates;
●	availability of credit or significant disruption in the credit markets;
●	litigation risks;
●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
●	inability to obtain new tenants upon the expiration of existing leases at our properties;
●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
●	the impact of the global pandemic of the novel coronavirus that causes the disease known as coronavirus disease 2019 (“COVID-19”), and the measures taken in response to the pandemic, on the global economy and our real estate tenants;
●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
●	the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and
●	changes to generally accepted accounting principles, or GAAP.
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

As of December 31, 2019, we owned 43 commercial properties comprising approximately 6,700,000 square feet plus three pad sites, all located in Texas. As of December 31, 2019, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.  For more information on our real estate portfolio, see “Investment Portfolio” below.

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

2020 Key Objectives
We intend to grow in a conservative manner consistent with our fundamental strategy of owning and operating value add properties in Texas. As we move into 2020, our business strategy for the upcoming year includes the following three objectives: (1) increase occupancy in the Houston, Dallas and San Antonio markets and extend our portfolio’s weighted average in-place lease term to drive cash flow growth; (2) subject to receiving the requisite shareholder approvals and the satisfaction of all other closing conditions, complete the Mergers (as defined below); and (3) reduce leverage and extend our weighted average debt maturity.  There can be no assurance regarding our achievement of any of our objectives.

Increase occupancy in Houston, Dallas and San Antonio markets and extend the portfolio’s weighted average in-place lease term

The occupancy of our properties as of December 31, 2019 was 81%. We intend to increase occupancy at our properties by the end of 2020 to 85% with an average occupancy of 83%.We expect to accomplish occupancy increase with a combination of aggressive lease incentive offerings for prospective new tenants and enhanced customer service initiatives to improve tenant retention.  We intend to increase weighted average in-place lease term remaining from approximately 40 months as of December 31, 2019 to 48 months by the end of 2020. We also intend to increase net operating income for same store properties by 5%.

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
Our negotiation and joint proxy statement was declared effective by SEC on February 14, 2020. Shareholder meetings are scheduled for May 14, 2020.

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

Our registration statement and joint proxy statement was declared effective by the Securities and Exchange Commission on February 14, 2020. Shareholder meetings are scheduled for May 14, 2020.

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

Investment Portfolio

As of December 31, 2019, we owned 43 commercial properties comprising approximately 6,700,000 square feet plus three pad sites, all located in Texas. As of December 31, 2019, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas. For additional information regarding our property portfolio, see Part I, Item 2, “Properties” of this Annual Report.

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

Financial Information About Segments

Our current business consists of acquiring, developing, investing-in, owning, managing, leasing, operating, and disposing of real estate assets.We internally evaluate all of our real estate assets as one industry segment and, accordingly, do not report segment information.

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

Risks Related to Our Business and Operations

Health concerns arising from the outbreak of a health epidemic or pandemic, including the COVID-19 coronavirus, may have an adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a health epidemic or pandemic, including the coronavirus, particularly to the extent and degree to which the outbreak affects the U.S., state and local economies. Our revenues consist primarily of rental income and other tenant reimbursements derived from tenants of our commercial real estate properties. The effects of the COVID-19 coronavirus and other adverse public health developments could materially affect the financial viability of our tenants and their ability to pay rent. While it is premature to accurately predict the ultimate impact of these developments, our results for the quarter ending March 31, 2020 have not been significantly impacted, however, we do expect to be impacted with potentially continuing and possibly adverse impacts beyond March 31, 2020.

Our operations could be disrupted if any of our employees, employees of our vendors and business partners or employees of our tenants were to contract or be suspected of having any strain of flu or a coronavirus, since this could require us or vendors and business partners and tenants to quarantine some or all of any effected employees and or disinfect affected workspaces. We could be adversely affected if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on the operations of our business and the operations of our tenants’ businesses. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or public health risk may adversely affect the business and operating results of our tenants and by extension affect our business and operating and results.

We have experienced annual net losses from inception through December 31, 2019 and may experience similar losses in the future.

From inception through December 31, 2019, we incurred a net loss of $47,650,000. We cannot assure that we will be profitable in the future or that we will realize growth in the value of our assets.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

We began paying a distribution in January 2011. The actual amount and timing of distributions are determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. To the extent we do not have sufficient funds, or sources, of funds to pay distributions, we may be forced to reduce the rate at which we pay distributions or stop paying distributions entirely. Distributions payable to our stockholders may also include a return of capital, rather than a return on capital.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

As of December 31, 2019, we owned or held a majority interest in 43 commercial properties comprising approximately 6,700,000 square feet plus three pad sites, all located in Texas. As of December 31, 2019, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas. Our geographic focus on the State of Texas is consistent with our investment strategy. However, our focus on investments in the State of Texas results in a geographic concentration in our portfolio which increases the likelihood that a downturn in economic or market conditions that selectively or disproportionately impact the State of Texas will have a significant impact on our results of operations and financial condition and our ability to pay distributions to our stockholders. Any adverse economic or real estate developments in the Texas market, such as business layoffs or downsizing, industry slowdowns, relocation of businesses, changing demographics and other factors, or any decrease in demand for commercial property space resulting from local business climates, could adversely affect our property revenue, and hence net operating income. An investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a more geographically diversified portfolio.

We have and may continue to pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $12,811,000 in total distributions we paid during the year ended December 31, 2019, including shares issued pursuant to our distribution reinvestment plan and but excluding distributions we paid to non-controlling interests, 100% was funded from cash flow from operations. Of the $67,484,000 in total distributions we paid during the period from our inception through December 31, 2019, including shares issued pursuant to our distribution reinvestment plan and excluding distributions we paid to non-controlling interests, approximately 71% was funded from cash flow from operations and approximately 29% was funded from offering proceeds. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from the remaining proceeds from our follow-on offering or other sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.
If we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations, the value of your shares upon a listing of our common stock, the sale of our assets or any other liquidity event may be reduced. To the extent that we fund distributions from sources other than our cash flow from operations, our funds available for investment will be reduced relative to the funds available for investment if our distributions were funded solely from cash flow from operations, our ability to achieve our investment objectives will be negatively impacted and the overall return to our stockholders may be reduced. In addition, if we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of our common stock will be taxable as gain realized from the sale or exchange of property.

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

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor’s assets and personnel.At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition.Such consideration could take many forms, including cash payments, promissory notes, and shares of our common stock.The payment of such consideration could cause a dilution of your interests as a stockholder and could reduce the earnings per share and funds from operations per share attributable to your investment.

Additionally, if we internalize our management functions, while we would no longer bear the costs of the various fees and expenses we pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance.We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers such as worker’s compensation and disability claims. We would also incur the costs of compensation and benefits of our officers, employees and consultants that is currently paid by our advisor or its affiliates.We may issue equity awards to officers, employees and consultants which would decrease net income and funds from operations and which may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor that we would save versus the costs we would incur if we became self-managed.  If the costs assumed as a result of internalization exceed the costs we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

If we internalize management functions, we could have difficulty integrating these functions as a stand-alone entity.  Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needed to operate on a stand-alone basis.The inability to manage an internalization transaction effectively could result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting.Such deficiencies could cause us to incur additional administrative costs and our management’s attention could be diverted from efficiently managing our real estate assets.

If we were to internalize our management or if another investment program, whether sponsored by our sponsor or otherwise, hires the employees of our advisor in connection with its own internalization, our ability to conduct our business may be adversely affected.  See “Pending Mergers” above.

We rely on persons employed by our advisor and its affiliates to manage our day-to-day operations.If we were to effect an internalization of our advisor, we may not be able to retain all of the employees of our advisor and its affiliates or to maintain a relationship with our sponsor.Additionally, some of the employees of our advisor and its affiliates may provide services to one or more other investment programs.These programs or third parties may decide to retain some or all of our advisor’s key employees.If this were to occur, these programs could hire persons currently employed by our advisor and its affiliates who are most familiar with our business and operations, which potentially may adversely impact our business.

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

Our board of directors determined an estimated net asset value per share of $12.61 for our shares of common stock as of December 31, 2018. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.

On July 30, 2019, our board of directors determined an estimated net asset value per share of our common stock of $12.61 as of December 31, 2018. Our board of directors’ objective in determining the estimated net asset value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

As with any valuation method, the methods used to determine the estimated net asset value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated net asset value per share, which could be significantly different from the estimated net asset value per share determined by our board of directors. The estimated net asset value per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated net asset value per share on a national securities exchange; a third party would offer the estimated net asset value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the net asset value per share would be acceptable to FINRA or ERISA with respect to their respective requirements.  Further, the estimated net asset value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated net asset value per share as of December 31, 2018, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Net Asset Value Per Share.”

We disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operation are not equivalent to our net income or loss of cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance

We use and we disclose to investors funds from operations, or “FFO,” which is a non-GAAP financial measures, as defined herein (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations.”) FFO is not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance and ability to pay distributions. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures.

Because of these differences, FFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO is not indicative of cash flow available to fund cash needs and investors should not consider FFO as an alternative to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO. Also, because not all companies calculate FFO the same way, comparisons with other companies may not be meaningful.

You are limited in your ability to sell your shares of common stock pursuant to our share redemption program if and when our share redemption program reopens. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.

Our share redemption program is currently suspended, pending the mergers. If and when it may be reopened, it may provide you with a limited opportunity to have your shares of our common stock redeemed by us after you have held them for at least one year, subject to the significant conditions and limitations. Subject to the Board of Directors discretion, if the share redemption program is reopened under the same or similar terms as previously constituted, shares will generally be redeemed under the share redemption program at a price equal to or at a discount from the lesser of (1) the average gross price per share the original purchaser or purchasers of the shares being redeemed paid to us, which we refer to as the “issue price,” and (2) the current offering price per share for the shares being redeemed. However, our share redemption program will likely contain certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, the plan will likely limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus, if we had positive operating cash flow from the previous fiscal year, 1.0% of all operating cash flow from the previous fiscal year. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend, suspend or terminate the share redemption program at any time.Therefore, you may not have the opportunity to make a redemption request prior to a termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

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

Each Merger Agreement provides that either we or Hartman XIX or HIREIT, as applicable, may terminate the Merger Agreement if the applicable Merger has not occurred by June 30, 2020. Certain events may delay the consummation of the Mergers. Some of the events that could delay the consummation of the Mergers include difficulties in obtaining the approval of our stockholders and the stockholders of each of Hartman XIX and HIREIT or satisfying the other closing conditions to which the Mergers are subject.

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

Our advisor and its affiliates, including our property manager, are entitled to substantial fees from us under the terms of the advisory agreement and the property management agreements with our property manager. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the property management agreement;

•property sales, which entitle our advisor or its affiliates to real estate commissions and the possible issuance to our advisor of shares of our common stock through the conversion of our convertible preferred stock;

•property acquisitions from other Hartman-sponsored programs, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•development of real properties, which entitle our advisor or its affiliates to development acquisition fees and asset management fees;

•acquisition of properties from third parties, which entitle our advisor or its affiliates to acquisition fees and asset management fees;

•borrowings to acquire properties, which borrowings will increase the acquisition and asset management fees payable to our advisor;

•whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our advisor to the issuance of shares of our common stock through the conversion of our convertible preferred stock; and

•whether and when we seek to sell the company or its assets, which sale could entitle our property manager to real estate commissions and our advisor to the issuance of shares of our common stock through the conversion of our convertible preferred stock.

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

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or

•an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

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

After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation; and

•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

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

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the NASAA REIT Guidelines. Under our charter and the Maryland General Corporation Law, our stockholders currently have a right to vote only on the following matters:

•the election or removal of directors;
•any amendment of our charter, provided that our board of directors may amend our charter without stockholder approval to:
•increase or decrease the aggregate number of our shares;
•increase or decrease the number of our shares of any class or series that we have the authority to issue;
•classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares;
•effect reverse stock splits; and

•after the listing of our shares of common stock on a national securities exchange, opting into any of the provisions of Subtitle 8 of Title 3 of the Maryland General Corporation Law (see “Description of Shares — Provisions of Maryland Law and our Charter and Bylaws – Subtitle 8” below);
•our liquidation and dissolution; and
•our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets (notwithstanding that Maryland law may not require stockholder approval).

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

Our operating results may be affected by many factors, including a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where our properties and the properties underlying our other real estate-related investments are located. These factors include:

•poor economic conditions may result in defaults by tenants of our properties;
•job transfers and layoffs may cause tenant vacancies to increase;
•increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels;
•increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.
•changes in general economic or local conditions;
•changes in supply of or demand for similar or competing properties in an area;
•changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
•the illiquidity of real estate investments generally;
•changes in tax, real estate, environmental and zoning laws; and
•periods of high interest rates and tight money supply.
•For these and other reasons, we cannot assure stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

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

Our investments in commercial properties will be subject to risks generally attributable to the ownership of real property, including:

•changes in global, national, regional or local economic, demographic or real estate market conditions;
•changes in supply of or demand for similar properties in an area;
•increased competition for real property investments targeted by our investment strategy;
•bankruptcies, financial difficulties or lease defaults by our tenants;
•changes in interest rates and availability of financing;
•changes in the terms of available financing, including more conservative loan-to-value requirements and shorter debt maturities;
•competition from other commercial properties;
•the inability or unwillingness of tenants to pay rent increases;

•changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws; and
•the severe curtailment of liquidity for certain real estate related assets.

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

When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves on a property-by-property basis, as we deem necessary. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future tenant improvements. Additional borrowing for capital purposes will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected. If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property, which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted. The need for and amount of reserves for capital improvements will be determined on a property by property basis in consultation with our property manager. Generally, we will be responsible for the costs of these capital improvements, which gives rise to the following risks:

•cost overruns and delays;
•renovations can be disruptive to operations and can displace revenue at the properties, including revenue lost while under renovation and out of service;
•the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and
•the risk that the return on our investment in these capital improvements will not be what we expect.

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

We may enter into joint ventures or other co-ownership arrangements with other Hartman programs or with third parties having investment objectives similar to ours for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor; or

•that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect stockholder returns.

Our advisor has a duty to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure stockholders that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

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

In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups.Although our principal intention is to acquire developed properties and to limit any investment in unimproved property, a portion of stockholders’ investment nevertheless may be subject to the risks associated with investments in unimproved real property.

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

We may enter into one or more contracts, either directly or indirectly through joint ventures, tenant-in-common investments or other co-ownership arrangements with affiliates of our advisor or others, to acquire real property from affiliates of our advisor. Properties acquired from these affiliates may be existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by HIR Management, our property manager, or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by HIR Management or its affiliates. At the time of contracting and the payment of the earnest money deposit by us, HIR Management or its affiliates typically will not have acquired title to any real property. Typically, HIR Management or its affiliates will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. However, we will not be required to close a purchase from HIR Management or its affiliates, and will be entitled to a refund of our earnest money, in the following circumstances:

•HIR Management or its affiliates fails to develop the property;
•all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or
•we have insufficient offering proceeds available to pay the purchase price at closing.

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

Properties in which we have invested may have limited alternative uses.If the operations of any of our properties in these sectors become unprofitable due to industry competition, a general deterioration of the applicable industry or otherwise, we may have great difficulty selling the property or we may have to sell the property for substantially less than the amount we paid for it. Should any of these events occur, our income and cash available for distribution could be reduced.

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

If you are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA, or other plan or arrangement subject to ERISA or Section 4975 of the Internal Revenue Code in us, you should consider:

•whether the investment is consistent with stockholders’ fiduciary obligations under ERISA and the Internal Revenue Code;
•whether the investment is made in accordance with the documents and instruments governing the plan or IRA, including plan or account’s investment policy;
•whether the investment satisfies the prudence and diversification requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and/or the Internal Revenue Code;

•whether the investment will not impair the liquidity of the plan or IRA;
•whether the investment will not produce unrelated business taxable income, referred to as UBTI, for the plan or IRA;
•whether the stockholder will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•whether the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

Item 1B. Unresolved Staff Comments
      None.

Item 2. Properties
General

As of December 31, 2019, we owned or held a majority interest in 43 commercial properties comprising approximately 6,700,000 square feet plus three pad sites, all located in Texas. As of December 31, 2019, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.  We believe that the long-term outlook for commercial real estate values in the Houston, Dallas and San Antonio metropolitan statistical areas remains positive.

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

Substantially all of our revenues consist of base rents and expense recoveries under leases that generally have terms that range from less than one year to 15 years. A majority of our existing leases as of December 31, 2019 contain “rent bump” rental provisions which provide for increases in base rental amounts over the term of the lease.

Our Properties

The following table provides summary information regarding our properties as of December 31, 2019.

Name/Location	Rentable SF	Date Acquired	Acquisition Cost (in thousands)	Annualized Base Rent (in thousands)	% Leased
Promenade Dallas,TX	176,585	10/1/2018	$20,000	$1,622	78%
Prestonwood Park Dallas,TX	105,783	10/1/2018	23,000	1,948	85%
Richardson Heights Dallas,TX	201,433	12/28/2010	19,150	2,957	79%
Cooper Street Dallas,TX	127,696	5/11/2012	10,613	1,648	100%
One Mason SC Houston,TX	75,183	10/1/2018	12,860	1055	93%
Chelsea Square SC Houston,TX	70,275	10/1/2018	7,110	495	78%
Mission Center SC Houston,TX	112,971	10/1/2018	10,600	750	100%
Garden Oaks SC Houston,TX	106,858	10/1/2018	20,760	1123	71%
Harwin Houston,TX	38,813	10/1/2018	5,280	369	82%
Fondren Houston,TX	93,196	10/1/2018	9,980	795	91%
Northeast Square SC Houston,TX	40,525	10/1/2018	4,910	394	67%
Walzem Plaza SC San Antonio,TX	182,713	10/1/2018	16,400	1,585	80%
North Central Plaza Dallas,TX	198,374	10/1/2018	19,800	2,300	75%
Gateway Tower Dallas,TX	266,412	10/1/2018	29,100	2,707	66%
Bent Tree Green Dallas,TX	139,609	10/16/2012	12,013	2,060	80%
Parkway Plaza I&II Dallas,TX	136,506	3/15/2013	9,490	1,804	80%
Hillcrest Dallas,TX	203,688	5/1/2015	11,400	2,612	82%
Skymark Dallas,TX	115,700	9/2/2015	8,846	1,585	78%
Corporate Park Place Dallas,TX	113,429	8/24/2015	9,500	1,417	77%
Westway One Dallas,TX	165,982	6/1/2016	21,638	2,887	92%
Three Forest Plaza Dallas,TX	366,549	12/22/2016	35,655	5,253	74%
Spring Valley Dallas,TX	94,304	10/1/2018	5,620	835	68%
Tower Pavilion Houston,TX	87,589	10/1/2018	6,670	1,238	90%
The Preserve Houston,TX	218,689	10/1/2018	22,300	3,345	94%
Westheimer Central Houston,TX	182,506	10/1/2018	18,500	1694	79%
11811 N Freeway Houston,TX	156,362	10/1/2018	5,490	1962	79%
Atrium I Houston,TX	118,461	10/1/2018	4,750	1,279	76%
3100 Timmons Houston,TX	111,265	10/1/2018	15,300	1,295	81%
Cornerstone Houston,TX	71,008	10/1/2018	3,650	896	89%
Northchase Houston,TX	128,981	10/1/2018	9,070	1,472	83%
616 FM 1960 Houston,TX	142,194	10/1/2018	11,710	1,270	49%
601 Sawyer Houston,TX	88,258	10/1/2018	17,300	1,096	81%
Gulf Plaza Houston,TX	120,651	3/11/2014	13,950	2,241	87%
Timbercreek Atrium Houston,TX	51,035	12/30/2014	2,897	712	82%
Copperfield Houston,TX	42,621	12/30/2014	2,419	695	86%
400 N. Belt Houston,TX	230,872	5/8/2015	10,150	1,489	57%
Ashford Crossing Houston,TX	158,451	7/31/2015	10,600	1,812	68%
Regency Square Houston,TX	64,063	10/1/2018	2,630	663	90%
Energy Plaza San Antonio,TX	180,119	12/30/2014	17,610	3,188	85%
One Technology Ctr San Antonio,TX	196,348	11/10/2015	19,575	4,600	95%
Central Park Dallas,TX	73,099	10/1/2018	4,570	574	88%
Quitman Houston,TX	736,957	10/1/2018	5,870	1,290	88%
Mitchelldale Houston,TX	377,752	6/13/2014	19,175	2,298	93%
	6,669,865		$547,911	$73,313	81%

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2019:

Property Name	Location	Gross Leasable Area SF	In Place Occupancy	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	78%	$1,622	$11.84	$11.53
Prestonwood Park	Dallas	105,783	85%	$1,948	$21.79	$22.54
Richardson Heights	Dallas	201,433	79%	$2,957	$18.67	$19.13
Cooper Street	Dallas	127,696	100%	$1,648	$12.90	$12.60
One Mason SC	Houston	75,183	93%	$1,055	$15.13	$15.06
Chelsea Square SC	Houston	70,275	78%	$495	$9.01	$8.55
Mission Center SC	Houston	112,971	100%	$750	$6.64	$6.35
Garden Oaks SC	Houston	106,858	71%	$1,123	$14.84	$15.11
Harwin	Houston	38,813	82%	$369	$11.60	$10.75
Fondren	Houston	93,196	91%	$795	$9.32	$8.75
Northeast Square SC	Houston	40,525	67%	$394	$14.41	$13.86
Walzem Plaza SC	San Antonio	182,713	80%	$1,585	$10.82	$10.10
Total - Retail		1,332,031	84%	$14,740	$13.20	$13.04
Office:
North Central Plaza	Dallas	198,374	75%	$2,300	$15.39	$14.90
Gateway Tower	Dallas	266,412	66%	$2,707	$15.38	$15.70
Bent Tree Green	Dallas	139,609	80%	$2,060	$18.34	$17.67
Parkway Plaza I&II	Dallas	136,506	80%	$1,804	$16.54	$17.77
Hillcrest	Dallas	203,688	82%	$2,612	$15.73	$15.65
Skymark	Dallas	115,700	78%	$1,585	$17.45	$17.62
Corporate Park Place	Dallas	113,429	77%	$1,417	$16.16	$16.57
Westway One	Dallas	165,982	92%	$2,887	$18.91	$17.61
Three Forest Plaza	Dallas	366,549	74%	$5,253	$19.33	$18.63
Spring Valley	Dallas	94,304	68%	$835	$12.94	$9.87
Tower Pavilion	Houston	87,589	90%	$1,238	$15.66	$15.72
The Preserve	Houston	218,689	94%	$3,345	$16.27	$15.90
Westheimer Central	Houston	182,506	79%	$1,694	$11.79	$12.35
11811 N Freeway	Houston	156,362	79%	$1,962	$15.83	$15.53
Atrium I	Houston	118,461	76%	$1,279	$14.13	$11.91
3100 Timmons	Houston	111,265	81%	$1,295	$14.43	$14.66
Cornerstone	Houston	71,008	89%	$896	$14.11	$14.60
Northchase	Houston	128,981	83%	$1,472	$13.81	$12.94
616 FM 1960	Houston	142,194	49%	$1,270	$18.28	$18.35
601 Sawyer	Houston	88,258	81%	$1,096	$15.60	$14.85
Gulf Plaza	Houston	120,651	87%	$2,241	$21.46	$22.22
Timbercreek Atrium	Houston	51,035	82%	$712	$16.98	$16.80
Copperfield	Houston	42,621	86%	$695	$18.86	$19.07
400 N. Belt	Houston	230,872	57%	$1,489	$11.33	$11.54
Ashford Crossing	Houston	158,451	68%	$1,812	$16.88	$16.41
Regency Square	Houston	64,063	90%	$663	$11.45	$11.56
Energy Plaza	San Antonio	180,119	85%	$3,188	$20.93	$20.50
One Technology Ctr	San Antonio	196,348	95%	$4,600	$24.75	$25.98
Total -office		4,150,026	77%	54,411	16.79	16.6
Industrial/Flex
Central Park	Dallas	73,099	88%	$574	$8.94	$8.18
Quitman	Houston	736,957	88%	$1,290	$1.98	$2.00
Mitchelldale	Houston	377,752	93%	$2,298	$6.51	$6.40
Total -Industrial/Flex		1,187,808	89%	$4,161	$3.90	$3.83

Grand Total		6,669,865	81%	73,313	$13.52	$13.36

Significant Tenants
The following table sets forth information about our ten largest tenants as of December 31, 2019:

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Rental Revenue	Initial Lease Date	Lease Expiration Year
Gulf Interstate Engineering	Gulf Plaza	$2,138	3%	3/1/2011	4/30/2024
Galen College of Nursing	One Technology	1,727	2%	7/1/2013	6/30/2025
GSA-Veterans Administration	One Technology	1,312	2%	11/1/2003	1/14/2024
Lennar Homes of Texas	Westway One	1,167	2%	5/1/2014	2/28/2022
CEC Entertainment, INC.	Westway One	1,133	2%	8/1/2015	7/31/2026
Board of Regents of the UT System	One Technology	1,033	1%	9/1/2011	8/31/2023
Sunbelt Warehouse, LLC	Quitman	972	1%	8/1/2003	8/31/2022
Iced Tea With Lemon LLC	Richardson Heights	685	1%	8/1/2013	7/31/2028
DRS Network & Imaging Systems, LLC	Spring Valley	543	1%	5/1/2013	9/30/2024
QRX Medical Management, LLC	Three Forest Plaza	530	1%	10/1/2013	7/31/2025
		$11,240	15%
Lease Expirations
The following table shows lease expirations for our properties as of December 31, 2019 during each of the next ten years:

		Gross Leasable Area Covered by Expiring Leases		Annualized Base Rent Represented by Expiring Leases
Year of Lease Expiration	Number of Leases Expiring	Approx. Square Feet	Percent of Total Occupied Square Feet	Amount (in thousands)	Percent of Total Rent
2020	293	656,937	11%	$11,300	15%
2021	273	640,994	10%	9,647	13%
2022	324	1,448,694	24%	13,649	19%
2023	173	614,341	10%	8,972	12%
2024	211	797,489	13%	12,489	17%
2025	81	420,877	7%	6,085	8%
2026	21	179,363	3%	2,274	3%
2027	22	118,115	2%	1,733	2%
2028	22	114,513	2%	1,809	2%
2029	16	64,083	1%	829	1%
2030	6	48,637	1%	681	1%
Total	1,442	5,104,043	84%	$69,467	95%

Leases expiring beyond the period presented are not included in the table above, therefore the percent of total annualized base rents do not total 100%.

Location of Properties

Our properties, which represent continuing operations, are located in the Houston, Dallas and San Antonio metropolitan statistical areas (“MSAs”).  We believe that the long-term outlook for Texas MSAs remains positive.

As of December 31, 2019, our real estate properties comprised the following annualized base rental revenue, in thousands, by asset type and geographic location:

	Retail	Office	Flex/Industrial	Total
Dallas	$8,175	$23,462	$574	$32,211
Houston	4,981	23,161	3,588	31,730
San Antonio	1,585	7,788	—	9,373
Total	$14,740	$54,411	$4,161	$73,313

The following information generally applies to all of our properties:

•we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;
•except as otherwise noted above, we have no plans for any material renovations, improvements or developments with respect to any of our properties; and
•our properties face competition in attracting new residents and retaining current residents from other multifamily properties in and around their respective submarkets.

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

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stockholder Information
     As of March 31, 2020, we had 18,417,687 shares of common stock issued and outstanding, held by a total of approximately 3,072 stockholders. The number of stockholders is based on the records of Phoenix American Financial Services, Inc. which serves as our transfer agent.

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

Our board of directors has not determined an estimated net asset value per share for our common stock as of December 31, 2019 as of the filing of this Annual Report on Form 10-K.

On July 30, 2019, our board of directors determined an estimated net asset value per share of our common stock of $12.61 as of December 31, 2018. Our board of directors’ objective in determining the estimated net asset value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

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

For additional information on the determination of our estimated fair value per share, see our Current Report on Form 8-K filed with the SEC on September 23, 2019.

We intend to determine an updated estimated fair value per share every year on or about the last day of our fiscal year or more frequently in the sole discretion of our board of directors. The market for commercial real estate can fluctuate quickly and substantially, and values of our assets and liabilities are expected to change in the future.

Unregistered Sales of Equity Securities

For the year ended December 31, 2019, each of our two independent directors received a grant of 3,000 shares of restricted common stock as compensation for their service on our board of directors pursuant to our omnibus stock incentive plan.We issued 6,000 shares of restricted common stock in the aggregate to our independent directors in 2019 in fulfillment of shares granted for 2018 service on our board of directors. As of December 31, 2019, a total of 51,000 shares of restricted common stock have been issued by us to our independent directors pursuant to our omnibus stock incentive plan, and 12,000 shares of restricted common stock have been issued to executives of our advisor and our property manager pursuant to our omnibus stock incentive plan.

The shares of restricted stock issued to our independent directors and executives of our advisor and property manager were issued in transactions exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Share Redemption Program

Our board of directors adopted a share redemption program that permitted our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. Our board of directors suspended the share redemption program on June 1, 2018 pending the completion of the Mergers. Under the provisions of the plan as previously constituted, our board of directors could amend the provisions of our share redemption program without the approval of our stockholders. The purchase price for shares redeemed under the share redemption program was as set forth below.  Except for redemptions sought upon a stockholder’s death or qualifying disability or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price for shares redeemed under the redemption program was determined as follows:

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

For the years ended December 31, 2019 and 2018, we received 1 and 97 requests, respectively, for share redemptions pursuant to the terms of our share redemption program. For the year ended December 31, 2019, we redeemed 0 shares at a weighted average price per share of $0 per share. For the year ended December 31, 2018, we redeemed 298,135 shares at a weighted average price per share of $9.67 per share. For the period from our initial public offering commencement date (February 9, 2009) to December 31, 2019, we received and fulfilled 186 redemption requests representing 875,077 shares of our common stock. Redemption prices paid were as set forth in our share redemption program. The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2019, we had no unfulfilled redemption requests.

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

We declared distributions based on daily record dates for each day. Distributions declared for all record dates of a given month are paid approximately 20 days after month-end. Distributions are currently calculated at a rate of $0.001918 per share per day, which is $0.70 annually per share of common stock.

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

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the years ended December 31, 2019 and 2018, in thousands:

Period	Cash (1)	DRIP (1)(2)	Total
First Quarter 2019	$3,141	$—	$3,141
Second Quarter 2019	3,223	—	3,223
Third Quarter 2019	3,224	—	3,224
Fourth Quarter 2019	3,223	—	3,223
Total	$12,811	$—	$12,811
First Quarter 2018	$3,151	$—	$3,151
Second Quarter 2018	3,152	—	3,152
Third Quarter 2018	3,151	—	3,151
Fourth Quarter 2018	3,101	—	3,101
Total	$12,555	$—	$12,555

(1) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days following the end of such month.
(2) Our distribution reinvestment plan which was terminated effective July 16, 2016.

Item 6.    Selected Financial Data
The following table sets forth selected financial data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015. Certain information in the table has been derived from our audited consolidated financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15, Financial Statements and Notes thereto, appearing elsewhere in this Annual Report. Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
Balance Sheet Data (in thousands)	2019	2018	2017	2016	2015
Total real estate assets, at cost	$594,569	$583,112	$259,962	$253,099	$189,707
Total real estate assets, net	476,917	493,272	186,822	203,227	162,323
Total assets	556,775	582,083	230,712	248,264	177,595
Notes payable	303,039	305,907	117,237	117,609	74,995
Total liabilities	331,769	333,602	130,673	131,833	85,688
Total stockholders’ equity	$225,006	$248,481	$100,039	$116,431	$91,907

		For the year ended December 31,
Operating Data (in thousands, except per share amounts)	2019	2018	2017	2016	2015
Total revenues	$86,724	$57,022	$44,309	$38,570	$26,204
Net loss	(5,995)	(3,540)	(9,035)	(10,924)	(8,488)
Net loss per common share – basic and diluted	$(0.08)	$(0.05)	$(0.49)	$(0.64)	$(0.79)

		For the year ended December 31,
Other Data (in thousands, except per share amounts)	2019	2018	2017	2016	2015
Cash flow provided by (used in)
Operating activities	$18,653	$44,151	$9,288	$10,115	$8,325
Investing activities	$(21,534)	(16,841)	2,739	(90,871)	(73,529)
Financing activities	(21,484)	18,603	(8,217)	78,101	62,155
Distributions paid	12,811	12,555	12,650	11,906	7,193
Distributions declared per common share (1)	$0.70	$0.70	$0.70	$0.70	$0.70
Weighted average number of common shares outstanding, basic and diluted	18,304	17,946	18,110	17,362	10,734
FFO (2)	$21,817	$13,160	$14,233	$11,564	$5,992
MFFO (2)	$21,817	$13,160	$14,233	$13,138	$7,744

(1) Distributions declared per common share for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 assumes each share was issued and outstanding each day of each year. Distributions currently declared are calculated at a rate of $0.001918 per share of common stock per day, which is $0.70 annually per share of common stock. We paid our first monthly distribution payment in January 2011.

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

Impact of Coronavirus Outbreak

Since the beginning of 2020, the COVID-19 coronavirus outbreak which originated in mainland China has significantly impacted the global and U.S. economies. Through the date of the filing of this Form 10-K, all the Company’s office, retail and flex/industrial properties are open and accessible to our tenants. The Company’s properties are all located in Texas in the metropolitan areas of Houston, Dallas and San Antonio. The operation of tenant businesses is subject to the business judgement of tenant business owners and the direction of government authorities and public health officials. The Company’s retail property tenants may be particularly affected by the coronavirus outbreak to the extent that they have been required to close or limit hours of operations in the case of experiential businesses such as movie theaters, restaurants and specialty event operations. Restaurant and bar operations in the metropolitan areas in which our properties are located, have been required to limit activities to carry-out and delivery sales and service. The Company’s retail properties account for approximately 20% of the Company’s total annual base rental income. The Company’s office property tenants have in many cases adopted limited office hours as well as work from home policies as part of their respective business continuity plans.

The effects of the coronavirus outbreak on our tenants will largely determine the effect of the public health event on the cash flows and earnings of the Company. The coronavirus situation is ongoing and its dynamic nature makes it difficult to forecast any impacts on the Company’s 2020 results with any certainty. As of the date of this filing our results for the quarter ending March 31, 2020 have not been significantly impacted, however, we do expect to be impacted with potentially continuing and possibly adverse impacts beyond March 31, 2020.

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

As of December 31, 2019 we owned 43 commercial real properties.

We have a $259,000,000 SPE Loan (the "SPE Loan") outstanding as of December 31, 2019 which has an initial maturity date of October 9, 2020, which is within one year of the date that this Annual Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the fact of the uncertainty regarding the loan maturity of the SPE Loan, as set forth in Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements – Going Concern.”

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

Our Real Estate Portfolio

As of December 31, 2019, our portfolio consisted of the 43 commercial real estate properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	78%	$1,622	$11.84	$11.53
Prestonwood Park	Dallas	105,783	85%	$1,948	$21.79	$22.54
Richardson Heights	Dallas	201,433	79%	$2,957	$18.67	$19.13
Cooper Street	Dallas	127,696	100%	$1,648	$12.90	$12.60
One Mason SC	Houston	75,183	93%	$1,055	$15.13	$15.06
Chelsea Square SC	Houston	70,275	78%	$495	$9.01	$8.55
Mission Center SC	Houston	112,971	100%	$750	$6.64	$6.35
Garden Oaks SC	Houston	106,858	71%	$1,123	$14.84	$15.11
Harwin	Houston	38,813	82%	$369	$11.60	$10.75
Fondren	Houston	93,196	91%	$795	$9.32	$8.75
Northeast Square SC	Houston	40,525	67%	$394	$14.41	$13.86
Walzem Plaza SC	San Antonio	182,713	80%	$1,585	$10.82	$10.10
Total - Retail		1,332,031	84%	$14,740	$13.20	$13.04
Office:
North Central Plaza	Dallas	198,374	75%	$2,300	$15.39	$14.90
Gateway Tower	Dallas	266,412	66%	$2,707	$15.38	$15.70
Bent Tree Green	Dallas	139,609	80%	$2,060	$18.34	$17.67
Parkway Plaza I&II	Dallas	136,506	80%	$1,804	$16.54	$17.77
Hillcrest	Dallas	203,688	82%	$2,612	$15.73	$15.65
Skymark	Dallas	115,700	78%	$1,585	$17.45	$17.62
Corporate Park Place	Dallas	113,429	77%	$1,417	$16.16	$16.57
Westway One	Dallas	165,982	92%	$2,887	$18.91	$17.61
Three Forest Plaza	Dallas	366,549	74%	$5,253	$19.33	$18.63
Spring Valley	Dallas	94,304	68%	$835	$12.94	$9.87
Tower Pavilion	Houston	87,589	90%	$1,238	$15.66	$15.72
The Preserve	Houston	218,689	94%	$3,345	$16.27	$15.90
Westheimer Central	Houston	182,506	79%	$1,694	$11.79	$12.35
11811 N Freeway	Houston	156,362	79%	$1,962	$15.83	$15.53
Atrium I	Houston	118,461	76%	$1,279	$14.13	$11.91
3100 Timmons	Houston	111,265	81%	$1,295	$14.43	$14.66
Cornerstone	Houston	71,008	89%	$896	$14.11	$14.60
Northchase	Houston	128,981	83%	$1,472	$13.81	$12.94
616 FM 1960	Houston	142,194	49%	$1,270	$18.28	$18.35
601 Sawyer	Houston	88,258	81%	$1,096	$15.60	$14.85
Gulf Plaza	Houston	120,651	87%	$2,241	$21.46	$22.22
Timbercreek Atrium	Houston	51,035	82%	$712	$16.98	$16.80
Copperfield	Houston	42,621	86%	$695	$18.86	$19.07
400 N. Belt	Houston	230,872	57%	$1,489	$11.33	$11.54
Ashford Crossing	Houston	158,451	68%	$1,812	$16.88	$16.41

Regency Square	Houston	64,063	90%	$663	$11.45	$11.56
Energy Plaza	San Antonio	180,119	85%	$3,188	$20.93	$20.50
One Technology Ctr	San Antonio	196,348	95%	$4,600	$24.75	$25.98
Total -office		4,150,026	77%	$54,411	$16.79	$16.60
Industrial/Flex
Central Park	Dallas	73,099	88%	$574	$8.94	$8.18
Quitman	Houston	736,957	88%	$1,290	$1.98	$2.00
Mitchelldale	Houston	377,752	93%	$2,298	$6.51	$6.40
Total -Industrial/Flex		1,187,808	89%	$4,161	$3.90	$3.83

Grand Total		6,669,865	81%	$73,313	$13.52	$13.36

Property Acquisitions and Real Estate Investments
2019 Property Acquisitions
We did not make any property acquisitions or acquire any real estate investments in 2019.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. We believe the following are our more critical accounting policies due to the significance, subjectivity and judgment used in determining our estimates included in the preparation of our consolidated financial statements. See also Note 2,"Summary of Significant Accounting Policies", of our consolidated financial statements.We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate based upon the circumstances.

Revenue Recognition

The Company’s leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The Company’s accrued rents are included in accrued rent and accounts receivable, net, on the accompanying consolidated balance sheets. The Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Additionally, cost recoveries from tenants are included in the Tenant Reimbursement and Other Revenues line item in the consolidated statements of operations in the period the related costs are incurred.

The Company adopted ASU 2014-09, "Revenue from Contracts with Customers," (“ASU 2014-09”) which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach and the adoption of this guidance did not have a material impact on the consolidated financial statements. The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASU 2014-09. The Company’s other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASU 2014-09.

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

Impairment

We review our real estate assets on an asset by asset basis for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2019 and 2018.

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

RESULTS OF CONTINUING OPERATIONS

Comparison of the year ended December 31, 2019 versus the year ended December 31, 2018.

As of December 31, 2019 and 2018, we owned 43 commercial properties comprising approximately 6,700,000 square feet plus three pad sites, all located in Texas. As of December 31, 2019 and 2018, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

We define same store (“Same Store”) properties as those properties which the Company owned for the entirety of the year ended December 31, 2019 and the year ended December 31, 2018. Net operating income (property revenues minus property expenses), or “NOI,” is the measure used by management to assess property performance. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States, or “GAAP,” and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the operating results of our real estate. For purposes of the following discussion, Same Store properties refer to Richardson Heights, Cooper Street, Bent Tree Green, Parkway, Gulf Plaza, Mitchelldale, Energy Plaza, Timbercreek Atrium, Copperfield, Commerce Plaza Hillcrest, 400 North Belt, Ashford Crossing, Corporate Park Place, Skymark Tower, One Technology Center, Westway One and Three Forest Plaza properties.

(in thousands)	Year ended December 31,
	2019	2018	Change
Same Store
Total revenues	$45,065	$45,252	$(187)
Property operating expenses	15,745	15,101	644
Asset management fees	1,760	1,760	—
Real estate taxes and insurance	7,068	6,831	237
General and administrative	4,130	2,425	1,705
Same Store NOI	$16,362	$19,135	$(2,773)

Reconciliation of Net loss to Property NOI
Net loss	$(5,995)	$(3,540)	$(2,455)
SPE consolidating properties	(17,435)	(4,003)	(13,432)
Depreciation and amortization	27,812	16,700	11,112
Interest expense	13,834	11,306	2,528
Interest and dividend income	(1,854)	(1,328)	(526)
Property NOI	$16,362	$19,135	$(2,773)

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the years ended December 31, 2019 and 2018 we had total same store rental revenues and tenant reimbursements of $45,065,000 and $45,252,000, respectively.

Property operating expenses – Property operating expenses consists of labor, contract services, repairs and maintenance, utilities and management fees. For the years ended December 31, 2019 and 2018, we had same store property operating expenses of $15,745,000 and $15,101,000, respectively. Operating expenses increased $644,000 primarily due to an increase in repairs and maintenance.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company. Asset management fees incurred to our advisor were $1,760,000 and $1,760,000 for the years ended December 31, 2019 and 2018. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties. Property management fees and expense reimbursements are included in property operating expenses.

Real estate taxes and insurance – Same store real estate taxes and insurance were $7,068,000 and $6,831,000 for the years ended December 31, 2019 and 2018, respectively. The increase in real estate taxes and insurance is attributable to the increase in ad valorem tax valuation of certain properties.

Depreciation and amortization – Depreciation and amortization were $27,812,000 and $16,700,000 for the years ended December 31, 2019 and 2018, respectively. Depreciation and amortization increased due to an increase for in-place lease value intangible amortization.

General and administrative expenses - Same store General and administrative expenses consist primarily of transfer agent fees, other professional fees, and independent director compensation. For the years ended December 31, 2019 and 2018, we had same store general and administrative expenses of $4,130,000 and $2,425,000 respectively. The increase of $1,705,000 is mainly attributable to an increase in leasing commission amortization.

Net loss – We incurred a net loss from continuing operations of $5,995,000 and $3,540,000 for the years ended December 31, 2019 and 2018, respectively. Effective October 1, 2018, Hartman SPE LLC is consolidated with the Company. Consolidating SPE property earnings represent earnings of non same store properties for the year ended December 31, 2019 and the quarter ended December 31, 2018. The increase in net loss is primarily attributable to additional three quarters of non same store properties' profit and loss activity.

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

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of the our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.  However, FFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO measures and the adjustments to GAAP in calculating FFO.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund its cash needs including its ability to make distributions to its stockholders. FFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO.  In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and as a result we may have to adjust our calculation and characterization of FFO.

The table below summarizes our calculation of FFO for the years ended December 31, 2019, 2018 and 2017, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	December 31,
	2019	2018	2017
Net loss	$(5,995)	$(3,540)	$(9,035)
Depreciation and amortization of real estate assets	27,812	16,700	23,268
Funds from operations (FFO)	$21,817	$13,160	$14,233

Distributions
The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through December 31, 2019, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
2011	$255	$242	$497
2012	891	869	1,760
2013	1,681	1,594	3,275
2014	2,479	2,358	4,837
2015	3,475	3,718	7,193
2016	8,918	2,988	11,906
2017	12,650	—	12,650
2018	12,555	—	12,555
2019	12,811	—	12,811
Total	$55,715	$11,769	$67,484

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

For the year ended December 31, 2019, we paid aggregate distributions of $12,811,000. During the same period, cash provided by (used in) operating activities was $18,653,000 and our FFO was $21,817,000. For the year ended December 31, 2019, 100% of distributions were paid from cash provided by operating activities.

For the year ended December 31, 2018, we paid aggregate distributions of $12,555,000. During the same period, cash provided by (used in) operating activities was $44,151,000 and our FFO was $13,160,000. For the year ended December 31, 2018, 100% of distributions were paid from cash provided by operating activities.

For the period from inception to December 31, 2019, we paid aggregate distributions of $67,484,000. During the period from our inception to December 31, 2019, our cash provided by operating activities was $94,766,000, our net loss was $47,650,000 and our FFO was 69,855,000. Of the $67,484,000 in aggregate distributions paid to our stockholders from inception to December 31, 2019, approximately 71% was paid from net cash provided by operating activities and approximately 29% was funded from offering proceeds. For a discussion of how we calculate FFO, see “Funds From Operations and Modified Funds From Operations”.

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31, 2019 and 2018:

	2019	2018
Ordinary income (unaudited)	53.1%	24.9%
Return of capital (unaudited)	46.9%	75.1%
Total	100.0%	100.0%

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of December 31, 2019, our outstanding secured debt is $303,039,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The SPE Loan has an initial maturity date of October 9, 2020. The SPE Loan provides for three successive one-year maturity date extensions. In order to exercise each successive one-year extension options, the Hartman SPE must meet five conditions in order to extend the maturity date without any further qualification. One of the five conditions is that Hartman SPE must have a debt yield, as defined, of 12.5% or greater as of June 30, 2020.

As of December 31, 2019 and March 31, 2020, Hartman SPE has a debt yield of 13.29% and 12.95%, respectively. In response to the coronavirus outbreak and related economic disruption, the Company has undertaken cost reduction and avoidance measures which began in March 2020. Management expects the test period debt calculation to be 12.5% or greater which will allow the Company to exercise the extension option based solely on the terms of the loan agreement.

If the debt yield calculation as of the end of the June 30, 2020 test period is less than 12.5%, management believes that the lender will agree to a one-year extension, however, extension terms may be less favorable to the Company than as provided under the loan agreement. Any required modification of the loan agreement to conclude an extension of the maturity date may involve additional loan costs which would not otherwise be incurred.

Management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements due to the fact of the uncertainty regarding the loan maturity of the SPE Loan. Management believes that Hartman SPE will be able to extend the maturity date for one year which will mitigate the maturity date issue within one year of the issuance date of these consolidated financial statements.
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

Comparison of Cash Flow for the Years Ended December 31, 2019 and December 31, 2018

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2019 and 2018:

	For the years ended December 31,
	2019	2018	Change
(Amounts in thousands)
Net Cash provided by (used in):
Operating activities	$18,653	$44,151	$(25,498)
Investing activities	(21,534)	(16,841)	(4,693)
Financing activities	(21,484)	18,603	(40,087)

Operating Activities
We have generated $18.7 million and $44.2 million of cash from operating activities during the years ended December 31, 2019 and 2018, respectively. Net cash provided by operating activities for the year ended December 31, 2019 includes $22.3 million in net cash from rental activities net of expenses offset by $3.6 million in repayments to related parties. Net cash provided by operating activities for the year ended December 31, 2018 includes $38.2 million in net cash from rental activities net of expenses plus $6.0 million in repayments from related parties.

Investing Activities

We used $21.5 million and $16.8 million in cash for investing activities during the years ended December 31, 2019, and 2018. Net cash used in investing activities for the year ended December 31, 2019 primarily includes additions to real estate of $11.5 million and $10.6 million in advances to related parties. Net cash used in investing activities for the year ended December 31, 2018, primarily includes $8.9 million in additions to real estate, $10.4 million in lender required capital reserves, offset by $2.5 million in repayments received from related party.

Financing Activities

We used $21.5 million in cash for and generated $18.6 million in cash from financing activities during the years ending December 31, 2019 and 2018, respectively. Net cash used in financing activities for the year ended December 31, 2019 includes distributions to stockholders and non-controlling interests of $17.5 million and loan repayments of $8.3 million, offset by $4.4 million of funds borrowed from an affiliate. Net cash provided by financing activities for the year ended December 31, 2018 includes $259 million of funds from Goldman Sachs note, offset by net loan repayments of $40.2 million, distributions to stockholders and non-controlling interests of $13.2 million, payment of deferred loan costs of $4.7 million.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 17, 2019, we dismissed Grant Thornton LLP (“GT”) as our independent registered public accounting firm. The decision to dismiss GT as the Company’s independent registered public accounting firm was approved by the Audit Committee (the “Audit Committee”) of our Board of Directors. The audit report of GT on the consolidated financial statements of the Company for each of the two most recent fiscal years ended December 31, 2018 and December 31, 2017, did not contain an adverse opinion or disclaimer of opinion, and such report was not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the two most recent fiscal years and subsequent interim periods through December 17, 2019, we did not have any disagreements with GT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to GT’s satisfaction, would have caused them to make reference thereto in their reports on our consolidated financial statements for such periods.

During the two most recent fiscal years and subsequent interim periods through December 17, 2019, there have been no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided GT with a copy of the foregoing disclosure and requested GT to furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the above statements.

On February 21, 2020 (the “Engagement Date”), we engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm for our fiscal year ended December 31, 2019. The decision to engage Weaver as the Company’s independent registered public accounting firm was approved by the Audit Committee of our Board of Directors.

During the two most recent fiscal years and through the Engagement Date, we have not consulted with Weaver regarding either:

(1) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the company's financial statements, and neither a written report was provided to the company nor oral advice was provided that Weaver concluded was an important factor considered by the company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(2) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Internal control over Financial Reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principle executive and principal financial officers and effected by the board of directors, management another personnel, to provide reasonable assurance regarding the reliability of financial reporting in the preparation of financial statements for external purposes in accordance with generally excepted accounting principles in the United States of America (GAAP) and include those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
•provide reasonable assurance the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally excepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and our directors; and
•provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of any of our assets in circumstances that could have a material adverse effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment we use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on that assessment and criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Weaver, an independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading Report of Independent Registered Public

Accounting Firm. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due exemption established by rule of the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information
 None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Allen R. Hartman	68	Chairman of the Board, Chief Executive Officer and President
Jack I. Tompkins	74	Independent Director
Richard R. Ruskey	64	Independent Director
Louis T. Fox, III	59	Chief Financial Officer, Secretary and Treasurer
Mark T. Torok	61	General Counsel

Allen R. Hartman, age 68, has served as our CEO and Chairman of our Board of Directors since February 2009 and has served as President of our advisor, Hartman Advisors, since March 2009, and as President of our property manager, HIR Management, since January 2008. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 18 privately offered programs and two publicly offered programs, including our current public offering, which invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, Inc., a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired 80 commercial real estate properties, raised over $300 million of investor equity and acquired more than $400 million in commercial real estate assets in various private and public real estate investment programs.  Currently, Mr. Hartman oversees a staff of 60 employees who manage 38 commercial properties encompassing over five million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program.  Mr. Hartman attended the University of Colorado and studied Business Administration.

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

Jack I. Tompkins, age 74, has served as one of our independent directors since our inception in February, 2009.  Mr. Tompkins has served since 1998 as Chairman and CEO of ARTA Equity Advisors, L.L.C., which was formed to engage in various entrepreneurial opportunities. Mr. Tompkins began his career with Arthur Young & Co., working as a certified public accountant there for three years before joining Arthur Andersen,& Co., where he was elected to the partnership in 1981 and served until 1988. While at Arthur Andersen he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. From 1988 until October 1996, Mr. Tompkins served as Chief Financial Officer, Senior Vice President and Chief Information, Administrative and Accounting Officer of a large publicly traded energy company. Corporate functions reporting to Mr. Tompkins included financial planning, risk management, tax, accounting, information systems, administration and internal audit. Mr. Tompkins served as Chairman and CEO of Automotive Realty Trust Company of America from its inception in 1997 until its sale to a publicly traded REIT in January 1999. Automotive Realty was formed to engage in the business of consolidating real estate properties owned by automobile dealerships into a REIT. From March to September of 1999, Mr. Tompkins served as interim Executive Vice President and CFO of Crescent Real Estate Equities as the Company restructured. Mr. Tompkins served as an independent director of Hartman XIX from July 2009 until March 2010 and as an independent director of Hartman Income REIT from January 2008 until July 2009. Mr. Tompkins previously served on the board of directors of Bank of America Texas and Michael Petroleum Corp. He is a member of American Institute of Certified Public Accountants. Mr. Tompkins received a Bachelor of Business Administration and Master of Business Administration from Baylor University.

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

Richard R. Ruskey, age 64, has served as one of our independent directors since April 2011.  Mr. Ruskey began his professional career in 1978 as a Certified Public Accountant with the accounting firm of Peat, Marwick, Mitchell, & Co. in St. Louis, Missouri where he obtained extensive experience in both the audit and tax departments.  In 1983 he joined the firm of Deloitte, Haskins, & Sells as a manager in the tax department.  In 1986 Mr. Ruskey transitioned into the security brokerage industry as the chief financial officer of Westport Financial Group.  Within a one-year period he became a full-time broker and due diligence officer for the firm.  In 1990 he continued his career in financial services by joining the broker dealer firm of R. T. Jones Capital Equities, Inc. where he served as due diligence officer.  In June 2010 Mr. Ruskey joined the broker dealer firm of Moloney Securities Co. Inc. where he currently serves as an investment broker and as a senior due diligence analyst.  He is a Certified Public Accountant and Certified Financial Planner and is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants.  He has been an active investor in numerous real estate and business ventures throughout his 30 year career in financial services. Mr. Ruskey received dual B.S. degrees in Accounting and Finance from Southern Illinois University – Carbondale.

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

Louis T. Fox, III, age 59, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our advisor, Hartman Advisors, and our property manager, HIR Management. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining HIR Management in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. He started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox received a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

Mark T. Torok, age 61, has served as our General Counsel and Secretary since April 2016. Mr. Torok also serves as General Counsel for both our advisor and our property manager. In this capacity, Mr. Torok manages our advisor’s in-house legal department and is responsible for all legal matters affecting our company and its affiliates, including our advisor and our property manager. Prior to joining our property manager in June, 2015, Mr. Torok practiced law from 2006 to May 2015, as the founder of The Torok Law Firm P.C., where his practice focused on real estate, securities, and business law. In addition, he served as a fee attorney and provided escrow agent services for Providence Title Insurance Company.  Prior to founding The Torok Law Firm in 2006, from 1989 to 1991, Mr. Torok served as a Hearings Officer for the Pennsylvania Insurance Department. From 1991 to 2000 he served as Assistant General Counsel and Assistant Secretary of the various companies of the Erie Insurance Group, a property and casualty insurance company. From 2000 to 2002 he served as Assistant General Counsel and Assistant Secretary for the United Services Automobile Association (USAA), a property and casualty insurance company. From 2002 to 2004 he served as Assistant General Counsel and Chief Compliance Officer for the companies of the Argonaut Group, a commercial property and casualty insurance company. He subsequently returned to USAA from 2004 to 2006 to serve as Director of Regulatory Compliance before founding his own law firm. Mr. Torok holds the insurance designations of Chartered Property Casualty Underwriter (CPCU) and Associate in Reinsurance (ARe). Mr. Torok holds an inactive real estate agent’s license in Texas and an inactive escrow agent’s license in Texas and is a member of the Texas Bar Association. Mr. Torok earned a Bachelor of Arts degree in Economics from Gettysburg College and a Juris Doctor degree from Willamette University College of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2019, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2019.

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

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2019. Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	All Other Compensation (2)	Total
Allen R. Hartman	$—	$—	$—
Jack I. Tompkins	$16,000	$38,370	$54,370
Richard R. Ruskey	$16,000	$38,370	$54,370
	$32,000	$76,740	$108,740

(1)The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2)As described below under “Equity Plan Compensation,” each of Messrs. Tompkins and Ruskey received shares of restricted common stock as non-cash compensation for their service as independent members of our Board of Directors.  Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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

Equity Plan Compensation

We have approved and adopted an omnibus stock incentive plan.  Under our omnibus stock incentive plan, each of our current independent directors was entitled to receive 3,000 shares of restricted common stock in connection with the initial meeting of our full board of directors. Going forward, each new independent director that joins our board of directors receives 3,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives an additional 3,000 shares of restricted common stock. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected.  As of

December 31, 2019, 51,000 shares of restricted common stock have been granted to our current independent directors pursuant to the omnibus stock incentive plan.

Compensation Committee Interlocks and Insider Participation

We do not compensate our executive officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Beneficial Owners

The following table sets forth information as of March 31, 2020, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership set forth in the table below is calculated based on 18,417,687 shares of our common stock outstanding as of March 31, 2020. The address of each beneficial owner listed below is c/o Hartman Short Term Income Properties XX, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	22,420	0.12%
Jack I. Tompkins	27,750	0.15%
Richard R. Ruskey	23,250	0.13%
Louis T. Fox, III	—	—%
Mark T. Torok	—	—%
All Officers and Directors as a group	73,420	0.40%

(1)Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options warrants and similar rights held by the respective person or group which may be exercised within 60 days. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)Includes 19,000 shares owned by Hartman XX Holdings, Inc., a Texas corporation, and 3,420 shares owned by Mr. Hartman’s spouse, Mrs. Lisa Hartman.  Mr. Hartman is the sole stockholder of Hartman XX Holdings, Inc. and controls the voting and disposition decisions of Hartman XX Holdings, Inc.

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

We issued our advisor, Hartman Advisors LLC, 1000 shares of our non-voting convertible preferred stock, or “convertible stock,” for $10,000. Upon the terms described below, these shares may be converted into shares of our common stock, resulting in dilution of common stockholders’ interest in our company.

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

Our Relationships with our Advisor and our Sponsor

Our advisor supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in March 2009 and is owned 70% by Allen R. Hartman, our Chief Executive Officer and Chairman of the Board of Directors, and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, Inc. All of our officers and directors, other than our independent directors, are officers of our advisor and serve, and may serve in the future, other affiliates of our advisor.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our Advisory Agreement, we pay our advisor the fees described below.

•We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the period from January 1, 2010 to December 31, 2019, we incurred acquisition fees of $6,013,000.

•We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses), including the amount of any debt attributable to the asset (including debt encumbering the asset after its acquisition) and where the value of an asset is the value established by the most recent independent valuation report, if available. For the years ended December 31, 2019 and 2018 we paid asset management fees to our advisor of $1,760,000 and $1,760,000, respectively.

•We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor. For the fiscal years ended December 31, 2019 and 2018, we did not pay our advisor any debt financing fees.

•If our property manager provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset. With respect to a property held in a joint venture, the foregoing disposition fee will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the years ended December 31, 2019 and 2018, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the Advisory Agreement, we also reimburse our advisor and its affiliates for the costs and expenses:

•Pursuant to our Advisory Agreement, we are obligated to reimburse our advisor and its affiliates, as applicable, for organization and offering costs (other than selling commissions and the dealer manager fee) incurred on our behalf associated with each of our public offerings, but only to the extent that such reimbursements do not exceed actual expenses incurred by our advisor and would not cause our total organization and offering expenses related to our primary offering (other than selling commissions and the dealer manager fee) to exceed 1.5% of gross offering proceeds from the primary offering. Our advisor and its affiliates will be responsible for the payment of organization and offering expenses (other than selling commissions and the dealer manager fee) to the extent they exceed 1.5% of gross offering proceeds from the primary offering. As of December 31, 2019, total offering costs for our follow-on offering were $12,796,000. We directly incurred $12,796,000 of offering costs for our follow-on offering and $0 in offering costs reimbursable to our advisor for our follow-on offering. As of December 31, 2019, offering costs related to our follow-on offering exceeded 1.5% of the gross offering proceeds from the sale of shares of our common stock in our primary follow-on offering, however none of such excess costs were reimbursable to our advisor because we incurred all such costs directly. Pursuant to our charter, in no event may organization and offering costs (including selling commissions and the dealer manager fees) incurred by us in connection with a completed public offering exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in the completed public offering. As of December 31, 2019, the organization and offering costs incurred in connection with our follow-on offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in the follow-on offering.

•Pursuant to our Advisory Agreement and our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses (as defined in our Advisory Agreement)) that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2019, our total operating expenses were $92,719,000. Total operating expenses incurred during the four fiscal quarters ended December 31, 2019, did not exceed the 2%/25% Limitation. We reimbursed our advisor $0 in operating expenses during the four fiscal quarters ended December 31, 2019.

Our Advisory Agreement has a one-year term expiring February 9, 2021, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the Advisory Agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with our property manager, Hartman Income REIT Management, Inc., an affiliate of our sponsor, with respect to the management of properties. Pursuant to the management agreements, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property’s gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the fiscal years ended December 31, 2019 and 2018, we have paid property management fees and reimbursements of $8,053,000 and $4,910,000, respectively, to our property manager.

Transactions with Related Persons

The following describes all transactions during the period from January 1, 2018 to December 31, 2019 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 10 (Related Party Transactions) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

Hartman Advisors LLC, is owned 70% by Allen R. Hartman individually and 30% by the Property Manager. The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, Inc. and Subsidiaries of which approximately 20% is owned by Allen R. Hartman who is the Chief Executive Officer and Chairman of the Board of Directors. Hartman Advisors LLC owns 100% of the issued and outstanding shares of Preferred Stock.

We own 1,561,523 shares of the common stock of Hartman Income REIT, Inc., which we acquired for cash consideration of $8,978,000. We receive monthly dividend distributions from Hartman Income REIT, Inc. with respect to our common stock investment.

Our consolidated financial statements include the accounts of Hartman SPE, LLC in which our membership interest is 36.16%. Our wholly owned subsidiary, Hartman SPE Management, LLC, is the sole manager of Hartman SPE, LLC.

Advisory and Property Management

We pay acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. We pay property management fees and reimbursable expenses and leasing commissions to the Property Manager in connection with the management and leasing of our properties.

Mergers with Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc.

As described above in Part I, Item 1, “Pending Mergers,” the contemplated Mergers and the description thereof is incorporated herein by reference.

Loan to Hartman Short Term Income Properties XIX, Inc.

We have a note receivable from Hartman Short Term Income Properties XIX, Inc. in the original amount of $4,500,000. The outstanding balance of the note is $4,200,000 as of December 31, 2019.

Loan to Hartman Retail II Holdings Company, Inc.

Our taxable REIT subsidiary, Hartman TRS, Inc. ("TRS") has a note receivable from Hartman Retail II Holdings Company, Inc., an affiliate of the Advisor and the Property Manager, in the original amount of $7,231,000. The outstanding balance of the note is $2,476,000 as of December 31, 2019. The maturity date of the note, as amended, is December 31, 2020.

Loan to Hartman Retail III Holdings Company, Inc.

Our taxable REIT subsidiary, Hartman TRS, Inc. ("TRS") has a note receivable from Hartman Retail III Holdings Company, Inc., an affiliate of the Advisor and the Property Manager, in the principal amount of $7,500,000. The outstanding balance of the note is $6,782,455 as of December 31, 2019. The maturity date of the note, as amended is February 29, 2021.

Loan to Hartman Ashford Bayou, LLC

Our taxable REIT subsidiary, Hartman TRS, Inc. ("TRS") has a note receivable from Hartman Ashford Bayou LLC, an affiliate of the Advisor and the Property Manager, in the original amount of $3,500,000. The outstanding balance of the note is $3,829,711 as of December 31, 2019. The maturity date of the note, as amended is March 31, 2021.

Loan from Hartman vREIT XXI, Inc.

During 2019, we borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $4,400,000. The outstanding balance of the note is $4,400,000 as of December 31, 2019. The maturity date of the note, as amended, is March 31, 2021.

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

Item 14.    Principal Accounting Fees and Services
Independent Registered Public Accounting Firm
The audit committee has engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2019, which represents a change in the engagement of our certifying accountant.  The audit committee engaged Grant Thornton , L.L.P. (“GT”) as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2018 and 2017. The change in certifying accountant was reported in our Current Report on Form 8-K filed with the SEC on December 18, 2019.

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

All services rendered to us by Weaver for the year ended December 31, 2019 and GT for the years ended December 31, 2018 and 2017, were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver and GT, as well as the fees charged by Weaver and GT for such services.  In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by GT and Weaver for professional accounting services for the years ended December 31, 2019 and 2018 are set forth in the tables below.

Weaver

	2019	2018
Audit fees	$46,825	$—
Audit related fees	—	—
Tax fees	—	—
Total	$46,825	$—

GT

	2019	2018
Audit fees	$382,130	$443,903
Audit related fees	82,274	—
Tax fees	89,237	—
Total	$553,641	$443,903

For purposes of the preceding tables, GT’s and Weaver’s professional fees are classified as follows:

•Audit fees—These are fees for professional services performed for the audit of our annual financial statements, the required review of quarterly financial statements, registration statements and other procedures performed in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as audits and due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on May 13, 2020.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman
Allen R. Hartman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Allen R. Hartman	Date: May 13, 2020
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: May 13, 2020
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jack I. Tompkins	Date: May 13, 2020
Jack I. Tompkins, Director

By:	/s/ Richard R. Ruskey	Date: May 13, 2020
Richard R. Ruskey, Director

EXHIBIT INDEX

Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed February 1, 2012)
3.1.1	First Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1to the Company’s Form 10-K filed April 12, 2012)
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

21.1*	List of subsidiaries of Hartman Short Term Income Properties XX, Inc.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

* Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hartman Short Term Income Properties XX, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hartman Short Term Income Properties XX, Inc. (a Maryland corporation) and Subsidiaries (the Company) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s Hartman SPE term loan has a maturity date less than twelve months from the date these consolidated financial statements are issued, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2019.

Houston, Texas
May 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Hartman Short Term Income Properties XX, Inc. and Subsidiaries

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Hartman Short Term Income Properties XX, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2018, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2018 to 2019.

Philadelphia, Pennsylvania
April 8, 2019

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	2019	2018
ASSETS
Real estate assets, at cost	$594,569	$583,112
Accumulated depreciation and amortization	(117,652)	(89,840)
Real estate assets, net	476,917	493,272

Cash and cash equivalents	1,033	17,780
Restricted cash	26,078	33,696
Accrued rent and accounts receivable, net	12,576	11,881
Notes receivable - related party	17,288	6,676
Deferred leasing commission costs, net	10,790	8,301
Goodwill	250	250
Prepaid expenses and other assets	735	1,249
Due from related parties	2,130	—
Investment in affiliate	8,978	8,978
Total assets	$556,775	$582,083

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$303,039	$305,907
Due to related parties	—	1,496
Accounts payable and accrued expenses	23,444	21,335
Tenants' security deposits	5,286	4,864
Total liabilities	331,769	333,602
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 18,417,687 shares and 17,711,384 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	18	18
Additional paid-in capital	174,019	165,084
Accumulated distributions and net loss	(109,406)	(95,162)
Total stockholders' equity	64,631	69,940
Noncontrolling interests in subsidiary	160,375	178,541
Total equity	225,006	248,481
Total liabilities and equity	$556,775	$582,083
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2019	2018
Revenues
Rental revenues	$72,045	$49,112
Tenant reimbursements and other revenues	14,679	7,910
Total revenues	86,724	57,022

Expenses (income)
Property operating expenses	31,721	18,613
Asset management fees	1,760	1,760
Real estate taxes and insurance	13,545	9,412
Depreciation and amortization	27,812	16,700
General and administrative	5,901	4,099
Interest expense	13,834	11,306
Interest and dividend income	(1,854)	(1,328)
Total expenses, net	92,719	60,562
Net loss	(5,995)	(3,540)

Net loss attributable to noncontrolling interests	(4,562)	(2,713)
Net loss attributable to common stockholders	$(1,433)	$(827)
Net loss attributable to common stockholders per share	$(0.08)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	18,304	17,946
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	1	$—	18,004	$18	$167,871	$(81,188)	$86,701	$13,338	$100,039
Redemptions of common shares	—	—	(298)	—	(2,864)	—	(2,864)	—	(2,864)
Issuance of common shares	—	—	6	—	77	—	77	—	77
Purchase of non-controlling Interest	—	—	—	—	—	—	—	167,968	167,968
Dividends and distributions (cash)	—	—	—	—	—	(12,555)	(12,555)	(644)	(13,199)
Net loss	—	—	—	—	—	(1,419)	(1,419)	(2,121)	(3,540)
Balance, December 31, 2018	1	$—	17,712	$18	$165,084	$(95,162)	$69,940	$178,541	$248,481
Issuance of common shares	—	—	6	—	76	—	76	—	76
Purchase of non-controlling interest	—	—	700	—	8,859	—	8,859	(8,859)	—
Dividends and distributions (cash)	—	—	—	—	—	(12,811)	(12,811)	(4,745)	(17,556)
Net loss	—	$—	—	$—	$—	$(1,433)	$(1,433)	$(4,562)	$(5,995)
Balance, December 31, 2019	1	$—	18,418	$18	$174,019	$(109,406)	$64,631	$160,375	$225,006
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,995)	$(3,540)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	77	74
Depreciation and amortization	27,812	16,700
Deferred loan and lease commission costs amortization	3,558	2,981
Bad debt (recovery) provision, net	1,674	(4)
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(2,369)	(3,929)
Deferred leasing commissions	(4,948)	(4,037)
Prepaid expenses and other assets	(21)	20,264
Accounts payable and accrued expenses	2,069	9,369
Due to/from related parties	(3,626)	6,001
Tenants' security deposits	422	272
Net cash provided by operating activities	18,653	44,151
Cash flows from investing activities:
Acquisition deposits	535	(535)
Advance to affiliate - related party	(10,612)	—
Repayment of note receivable - related party	—	3,039
Lender required capital reserves	—	(10,405)
Additions to real estate	(11,457)	(8,940)
Net cash used in investing activities	(21,534)	(16,841)
Cash flows from financing activities:
Distributions to common stockholders	(12,772)	(12,555)
Distributions to non-controlling interest	(4,745)	(658)
Borrowings under insurance premium finance note	1,577	—
Repayments under insurance premium finance note	(1,577)	—
Payments of deferred loan costs	(72)	(4,734)
Repayments under term loan notes	(8,295)	(40,165)
Borrowing from affiliate	4,400	—
Borrowings under term loan notes	—	259,000
Borrowings under revolving credit facility	—	11,525
Repayments under revolving credit advances	—	(45,225)
Lender reserve for Promenade payoff	—	(10,273)
Proceeds from issuance of common stock, net of redemptions	—	(2,859)
Repayments of consolidating notes payable	—	(135,453)
Net cash (used in) provided by financing activities	(21,484)	18,603

Net change in cash and cash equivalents and restricted cash	$(24,365)	$45,913
Cash and cash equivalents and restricted cash, beginning of period	$51,476	$5,563
Cash and cash equivalents and restricted cash, end of period	$27,111	$51,476

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Supplemental cash flow information:
	Year Ended December 31,
	2019	2018
Cash paid for interest	$12,663	$7,670
Cash paid for prepayment of refinanced debt (included in interest expense)	$—	$2,323
Supplemental disclosures of non-cash investing and financing activities:
Security deposits	$—	$2,708
Additions to real estate	$—	$313,230
Note payable - Promenade property	$—	$7,101
Decrease in distribution payable	$—	$(15)
Issuance of SPE membership interests	$—	$167,967
Value of Director's stock compensation shares issued	$76	$—
Value of Common shares issued to acquire non-controlling interest	$8,859	$—
Acquisition of non-controlling interest	$(8,859)	$—

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

On October 1, 2018, SPE LLC, as borrower, and Goldman Sachs Mortgage Company entered into a term loan agreement, pursuant to which the lender made a term loan to SPE LLC in the principal amount of $259,000,000.

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

As of December 31, 2019 and 2018, we owned 43 commercial properties comprising approximately 6.7 million square feet plus three pad sites, all located in Texas. As of December 31, 2019 and 2018, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

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

On February 14, 2020, the Company's joint proxy statement and prospectus was declared effective by the Securities and Exchange Commission. The meeting of the shareholder's of the Company, HIREIT and XIX will be held on May 14, 2020.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2019 and 2018 and for the years then ended have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of December 31, 2019 and 2018 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions.

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements. As of December 31, 2019 and 2018, the Company had a restricted cash balance of $26,078,000 and $33,696,000, respectively.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/ due from related parties, as well as related party notes receivable. The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. Disclosure about the fair value of financial instruments is based on relevant information available as of December 31, 2019 and 2018.

Revenue Recognition

The Company's leases are accounted for as operating leases. Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases. Revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The Company's accrued rents are included in accrued rent and accounts receivable, net. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in the Tenant Reimbursement and Other Revenues line item in the consolidated statements of operations in the period the related costs are incurred.

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers, (“ASU 2014-9”) which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The Company adopted ASU 2014-9 effective January 1, 2018 using the modified retrospective approach and the adoption of this guidance did not have a material impact on the consolidated financial statements. The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASU 2014-9. The Company’s other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASU 2014-9. Additionally, the Company’s property dispositions have historically been cash sales with no contingencies and no future involvement in the property, as a result, the new guidance did not have an effect on the Company’s real estate transactions, however, the Company will account future sales of real estate properties in accordance with requirements of ASU 2014-9.

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

Depreciation and amortization

Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease. In-place leases are amortized using the straight-line method over the weighted average years remaining calculated on terms of all of the leases in-place when acquired.

Impairment

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of December 31, 2019 and 2018.

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

Goodwill

GAAP requires the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired.  The Company applies a one-step quantitative assessment to determine if the estimated fair value is less than the carrying amount.  If the carrying amount exceeds the estimated fair value, the Company will record a goodwill impairment equal to such excess, not to exceed the total amount of goodwill. No goodwill impairment has been recognized in the accompanying consolidated financial statements.

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

Stock-Based Compensation

The Company follows Accounting Standards Codification ("ASC") 718- Compensation- Stock Compensation, with regard to issuance of stock in payment of services.  ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. The compensation cost is measured based on the estimated grant date fair value, as of the grant date of the Company’s common stock, of the equity or liability instruments issued.  Stock-based compensation expense are recorded over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations.

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

For the years ended December 31, 2019 and 2018, the Company incurred a net loss of $5,995,000 and $3,540,000.  The Company formed a taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock. As of December 31, 2019 and 2018, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2019 and 2018 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

Going Concern Evaluation

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Hartman SPE LLC loan agreement (“SPE Loan”) has an initial maturity date of October 9, 2020. The SPE Loan provides for three successive one-year maturity date extensions. In order to exercise each successive one-year extension options, the Hartman SPE must meet five conditions in order to extend the maturity date without any further qualification. One of the five conditions is that Hartman SPE must have a debt yield, as defined, of 12.5% as of June 30, 2020.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2019 and March 31, 2020, Hartman SPE has a debt yield of 13.29% and 12.95%, respectively. In response to the coronavirus outbreak and related economic disruption, the Company has undertaken cost reduction and avoidance measures which began in March 2020. Management expects the test period debt calculation to be 12.5% or greater which will allow the Company to exercise the extension option based solely on the terms of the loan agreement.

If the debt yield calculation as of the end of the June 30, 2020 test period is less than 12.5%, management believes that the lender will agree to a one-year extension, however, extension terms may be less favorable to the Company than as provided under the loan agreement. Any required modification of the loan agreement to conclude an extension of the maturity date may involve additional loan costs which would not otherwise be incurred.

Management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements due to the fact of the uncertainty regarding the loan maturity of the SPE Loan. Management believes that Hartman SPE will be able to extend the maturity date for one year which will mitigate the maturity date issue within one year of the issuance date of these consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-2, Leases, along with various subsequent ASUs, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as the previous guidance for operating leases today.

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

As of December 31, 2019, the Company, through SPE LLC has a ground lease for a parking lot located adjacent to the property at 601 Sawyer, Houston, Texas. The parking lot lease agreement expires at the end of September 2020. The Sawyer property is included in the Company’s consolidated financial statements as of December 31, 2019 and for the year ended December 31, 2019 because of the consolidation of SPE with the Company. SPE commenced operations and is consolidated with the Company for periods beginning after September 30, 2018.

Lease payments under the parking lot lease agreement are $3,500 per month. As of December 31, 2019, 9 monthly payments remain under the lease agreement for a total of $31,500.

The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In connection with the new revenue guidance (ASC 606), the new revenue standard will apply to other components of revenue deemed to be non-lease components. Under the new guidance, we will continue to recognize the lease components of lease revenue on a straight-line basis over our respective lease terms as we do under prior guidance. However, we would recognize these non-lease components under the new revenue guidance as the related services are delivered. As a result, the total revenue recognized over time would not differ under the new guidance. This does not result in a difference from how the Company has historically recognized revenue for these lease and non-lease components.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additionally, ASU 2016-2 requires that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under ASU 2016-2, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. This does not result in a difference from how the Company has historically recognized lease acquisition costs.

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

On January 1, 2018, the Company adopted ASU 2014-9, codified in Accounting Standards Codification (“ASC”) 606 - “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-9 replaces most existing revenue recognition guidance under GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. Certain contracts with customers, principally lease contracts, are not within the scope of the new guidance. The Company has elected to use the modified retrospective method. The adoption of ASU 2014-9 has no impact on the Company’s consolidated financial statements on adoption” at January 1, 2018.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. In identifying all our financial instruments covered under this guidance, the majority of our instruments result from operating leasing transactions, which are not within the scope of the new standard and are to remain governed by the recently issued leasing guidance and other previously issued guidance. The adoption of this guidance had no impact on our consolidated financial statements.

Reclassification

Certain items in the comparative consolidated financial statements have been reclassified to conform to the presentation adopted in the current period. Restricted cash reporting line was added on the face of the consolidated balance sheets. The balance currently reported as restricted cash was reported previously in the prepaid expenses and

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other assets. Additionally, insurance proceeds account has been reclassified from being reported in real estate taxes and insurance reporting line in 2018 to property operating expenses.

Note 3 — Real Estate

The Company's real estate assets consisted of the following, in thousands:

	December 31,
	2019	2018
Land	$145,050	$145,050
Buildings and improvements	348,729	337,272
In-place lease value intangible	100,790	100,790
	594,569	583,112
Less accumulated depreciation and amortization	(117,652)	(89,840)
Total real estate assets	$476,917	$493,272

Depreciation expense for the years ended December 31, 2019 and 2018 was $16,917,000 and $8,900,000, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	December 31,
	2019	2018
In-place lease value intangible	$100,790	$100,790
Less: In-place leases – accumulated amortization	(68,884)	(57,989)
Acquired lease intangible assets, net	$31,906	$42,801

The estimated aggregate future amortization amounts from acquired lease intangibles are as follows, in thousands:

December 31,	In-place lease amortization
2020	$10,459
2021	8,410
2022	7,454
2023	5,583
2024	—
Total	$31,906

Amortization expense for the year ended December 31, 2019 and 2018 was $10,895,000 and $7,799,000, respectively.

As of December 31, 2019 and 2018, we owned or held a majority interest in 43 commercial properties comprising approximately 6.7 million square feet plus three pad sites, all located in Texas. As of December 31, 2019 and 2018, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition fees earned by the Advisor were $0 for both the years ended December 31, 2019 and 2018, respectively. Asset management fees earned by the Advisor for the year year ended December 31, 2019 and 2018, respectively was $1,760,000 and $1,760,000. Asset management fees are captioned as such in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively.

The Company’s indirect wholly owned subsidiary, Hartman Richardson Heights Properties, LLC (“HRHP LLC”), and the City of Richardson, Texas are parties to an economic development incentive agreement. Under the terms of the agreement, the City of Richardson paid annual grants to HRHP LLC in equal installments over a 5 year period of $1,500,000 and pays sales tax grants, paid annually over the first 10 years of the Alamo Draft House lease. For the years ended December 31, 2019 and 2018, HRHP LLC received sales tax grant proceeds of $66,000 and $82,000 for the 2019 and 2018 incentive agreement fiscal years, respectively, which are included in tenant reimbursements and other revenues on the consolidated statements of operations.

Payments received by the Company in the form of annual grants and annual sales tax grants are subject to refund or adjustment during the term of the economic development incentive agreement.  In general, the incentive agreement provides that the Company must continue to be in good standing with respect to the terms and conditions of the agreement and that the Alamo Draft House lessee must continue as a tenant of the Richardson Heights Property during the term of its lease agreement. As of December 31, 2019, no uncured breach or default exists under the terms of the incentive agreement and the Company has no liability or other obligation to repay any grants received under the agreement.

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	December 31,
	2019	2018
Tenant receivables	$5,929	$5,205
Accrued rent	9,244	8,386
Allowance for uncollectible accounts	(2,597)	(1,710)
Accrued rents and accounts receivable, net	$12,576	$11,881

As of December 31, 2019 and 2018, the Company had an allowance for uncollectible accounts of $2,597,000 and $1,710,000, respectively. For the years ended December 31, 2019 and 2018, the Company recorded bad debt expense (recovery) of $1,674,000 and $(4,000), respectively, related to tenant receivables that the Company have specifically identified as potentially uncollectible based on the Company’s assessment of each tenant’s credit-worthiness. Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 - Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	December 31,
	2019	2018
Deferred leasing commissions	$17,620	$12,671
Less: accumulated amortization	(6,830)	(4,370)
Deferred leasing commission costs, net	$10,790	$8,301

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals.A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at December 31, 2019 is as follows, in thousands:

December 31,	Minimum Future Rents
2020	$69,973,000
2021	61,237,000
2022	49,396,000
2023	37,477,000
2024	25,851,000
Thereafter	39,785,000
Total	$283,719,000

Note 7 - Notes Payable

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization.  Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. As of December 31, 2019, we were in compliance with all loan covenants. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents.The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $43,393,000 and $44,584,000 as of December 31, 2019 and 2018, respectively.

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

The outstanding principal of the loan bears interest at the one-month LIBOR rate plus 1.8%. As a condition to the funding of the Loan, SPE LLC has entered into an interest rate cap arrangement with SMBC Capital Markets, Inc. that caps LIBOR at 3.75% during the initial term of the Loan.

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

The following is a summary of the mortgage notes payable, in thousands:

				December 31,
Property/Facility	Payment (1)	Maturity Date	Rate	2019	2018
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$17,260	$17,760
Cooper Street (2)	P&I	July 1, 2041	4.61%	$7,435	$7,632
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	$7,435	$7,632
Mitchelldale (2)	P&I	July 1, 2041	4.61%	$11,263	$11,560
Promenade (3)	P&I			$—	$7,102
Hartman SPE LLC	IO	October 9, 2020	3.60%	$259,000	$259,000
Hartman XXI	IO	March 31, 2021	10.00%	$4,400	$—
				$306,793	$310,686
Less unamortized deferred loan costs				$(3,754)	$(4,779)
				$303,039	$305,907
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

Annual maturities of notes payable as of December 31, 2019 are as follows, in thousands:

December 31,	Amount Due
2020	$260,253
2021	5,712
2022	1,374
2023	1,439
2024	1,506
Thereafter	36,509
Total	$306,793

The Company’s loan costs are amortized using the straight-line method over the term of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	December 31,
	2019	2018
Deferred loan costs	$7,155	$7,082
Less: deferred loan cost accumulated amortization	(3,401)	(2,303)
Total cost, net of accumulated amortization	$3,754	$4,779

Interest expense incurred for the year ending December 31, 2019 and 2018 was $13,834,000 and $11,306,000, respectively. Interest expense of $516,000 and $421,000 was payable as of December 31, 2019 and 2018, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Fair Value of Debt

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $308,671,000 and $309,545,000 as compared to book value of $306,793,000 and $310,686,000 as of December 31, 2019 and 2018, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of December 31, 2019 and 2018.

Note 8 - Loss Per Share

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

	December 31,
	2019	2018
Numerator:
Net income (loss) attributable to common stockholders	$(1,433)	$(827)
Denominator:
Weighted average number of common shares outstanding,basic and diluted	18,304	17,946
Basic and diluted loss per common share:
Net loss attributable to common stockholders per share	$(0.08)	$(0.05)

Note 9 - Income Taxes

Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  The Company’s federal income tax returns for the years ended December 31, 2015, 2016, 2017 and 2018 have not been examined by the Internal Revenue Service.The Company’s federal income tax return for the year ended December 31, 2015 may be examined on or before September 15, 2020.

The Company has formed a taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in the light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31:

	2019	2018
Ordinary income (unaudited)	53.1%	24.9%
Return of capital (unaudited)	46.9%	75.1%
Capital gains distribution (unaudited)	—%	—%
Total	100.0%	100.0%

A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $385,000 and $267,000 was recorded in the consolidated financial statements for the years ended December 31, 2019 and 2018 respectively, with a corresponding charge to real estate taxes and insurance.

Note 10 - Related Party Transactions

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

The Company pays acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. The Company pays property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. For the years ended December 31, 2019 and 2018 the Company incurred property management fees and reimbursements of $8,053,000 and $4,910,000, respectively, and $4,948,000 and $4,103,000, respectively for leasing commissions owed to our Property Manager. We incurred asset management fees of $1,760,000 and $1,760,000, respectively owed to Advisor. These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if the Company do not own all or a majority of an asset. There were no acquisition fees incurred to the Advisor for the years ended December 31, 2019 and 2018, respectively. Property management fees and reimbursements are included in property operating expense in the accompanying consolidated statements of operations. Leasing commissions are capitalized in the accompanying consolidated balance sheets. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

The Company also pays construction management fees to the Property Manager in connection with the construction management of the Company's properties. For the years ended December 31, 2019 and 2018, the Company incurred construction management fees of $664,000 and $2,122,000, respectively. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets.

The Company had a balance due to the Property Manager of $1,168,000 and $462,000 as of December 31, 2019 and 2018, respectively. The Company owed the Advisor $2,077,000 and $1,204,000 for asset management fees as of December 31, 2019 and 2018, respectively. The Company had a net balance due from other related parties of $5,375,000 and $170,000 as of December 31, 2019 and 2018, respectively.

The Company owns 1,561,523 shares of the common stock of HIREIT which it acquired for cash consideration of $8,978,000. The Company’s investment in HIREIT is accounted for under the cost method.The Company’s

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately 11% ownership interest in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets. The Company received dividend distributions from HIREIT of $425,000 and $425,000 for the years ended December 31, 2019 and 2018, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

During 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $4,400,000. This note payable had an outstanding balance of $4,400,000 as of December 31, 2019, which is included in Notes payable in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of 5%. The Company recognized interest expense on the affiliate note in the amount of $23,000 for the year ended December 31, 2019,which is included in interest expense in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager.  Pursuant to the terms of the promissory note, TRS will receive a two percent (2)% origination fee of amounts advanced under the promissory note, and interest at ten percent (10)% per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended is December 31, 2020. This note receivable had an outstanding balance of $2,476,000 as of December 31, 2019 and 2018, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. For the years ended December 31, 2019 and 2018, respectively, interest and dividend income in the accompanying consolidated statements of operations, includes $235,000 and $456,000 of interest income from this promissory note.

The Company had a note receivable due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $4,200,000 as of December 31, 2019 and 2018, respectively, which is included in Notes receivable - related party in the accompanying consolidated balance sheets. The face amount of the promissory note is $4,500,000. Interest has been accrued on the loan amount at an annual rate of six percent (6%). The Company recognized interest income on the affiliate note in the amount of $252,000 for each of the years ended December 31, 2019 and 2018, respectively, which is included in interest income in the accompanying consolidated statements of operations.

In February 2019, the Company through TRS, loaned $6,782,455 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. This note receivable had an outstanding balance of $6,782,455 as of December 31, 2019, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail III DST. The maturity date of the promissory note, as amended, is February 29, 2021. The Company recognized interest income on this affiliate note in the amount of $570,000 for the year ended December 31, 2019, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In March 2019, the Company through TRS, loaned $3,829,711 pursuant to a promissory note in the face amount of $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. This note receivable had an outstanding balance of $3,829,711 as of December 31, 2019, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
principal balance of the promissory note will be repaid as investor funds are raised by Hartman Total Return, Inc. The maturity date of the promissory note is March 31, 2020. The Company recognized interest income on this affiliate note in the amount of $298,000 for the year ended December 31, 2019, which is included in interest and dividend income in the accompanying consolidated statements of operations.

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

The Company is not deemed to be the primary beneficiary of Retail II Holdings, Retail III Holdings or Ashford Bayou, each of which qualifies as a VIE.  Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings, Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements.

The Board of Directors voted to acquire an additional 3.42% ownership interest of Hartman SPE, LLC from Hartman vREIT XXI, Inc. in exchange for 700,302 shares of the Company's common stock with a total value of $8,859,000 ($12.65 per share). The exchange increased the Company’s ownership interest in Hartman SPE, LLC from 32.74% to 36.16%. The transaction was effective March 1, 2019.

Note 11 - Stockholders' Equity

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

The Company was originally a majority owned subsidiary of Hartman XX Holdings, Inc. Hartman XX Holdings, Inc. is a Texas corporation wholly owned by Allen R. Hartman.In February 2009, the Company sold 19,000 shares of common stock to Hartman XX Holdings, Inc. at a price of $10.00 per share. In February 2009, the Company issued 1,000 shares of the Company’s convertible preferred stock to the Company’s advisor, Hartman Advisors LLC (“Advisor”), at a price of $10.00 per share. The Advisor is owned 70% by Allen R. Hartman and 30% by Hartman Income REIT Management, Inc..Hartman Income REIT Management, Inc. is a wholly owned subsidiary of Hartman Income REIT, Inc. Allen R. Hartman, the Company’s Chief Executive Officer and Chairman of the Board of Directors, beneficially owns approximately 20% of Hartman Income REIT, Inc.

Preferred Stock

Under the Company’s articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall have the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of December 31, 2019 and 2018 the Company has issued 1,000 shares of convertible preferred shares to Hartman Advisors LLC at a price of $10.00 per share.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issuable Upon Conversion of Convertible Preferred Stock

The convertible preferred stock will convert to shares of common stock if (1) the Company has made total distributions on then outstanding shares of the Company’s common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2)the Company lists its common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of the Company’s common stock plus the aggregate market value of the Company’s common stock  (based on the  30-day  average  closing   price) meets  the  same  6%  performance  threshold,  or  (3) the Company’s advisory agreement with Hartman Advisors, LLC expires without renewal or is terminated (other than because of a material breach by the Advisor), and at the time of such expiration or termination the Company is deemed to have met the foregoing 6% performance threshold based on the Company’s enterprise value and prior distributions and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later, or not at all.

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. These shares are fully vested when granted. These shares may not be sold while an independent director is serving on the board of directors. As of December 31, 2019, 51,000 shares of restricted common stock have been granted to our current independent directors pursuant to the omnibus stock incentive plan. For the years ended December 31, 2019 and 2018, respectively, the Company granted 6,000 and 6,000 shares of restricted common stock to independent directors as compensation for services. The Company recognized $77,000 and $77,000 as stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively, based upon the estimated fair value per share. Stock-based compensation also includes incentive plan awards discussed at Note 12. These amounts are included in general and administrative expenses for the years ended December 31, 2019 and 2018, respectively in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount through the distribution reinvestment plan, including paid per common share, in each indicated quarter:

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2019
4th Quarter	$0.175	$3,223
3rd Quarter	0.175	3,224
2nd Quarter	0.175	3,223
1st Quarter	0.171	3,141
Total	$0.696	$12,811
2018
4th Quarter	$0.175	$3,101
3rd Quarter	0.175	3,151
2nd Quarter	0.175	3,152
1st Quarter	0.175	3,151
Total	$0.700	$12,555

Note 12 - Incentive Awards Plan

The Company has adopted an incentive plan (the “Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. The Company has initially reserved 5,000,000 shares of the Company’s common stock for the issuance of awards under the Company’s stock incentive plan, but in no event more than ten (10%) percent of the Company’s issued and outstanding shares. The number of shares reserved under the Company’s stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or canceled from awards under the Company’s stock incentive plan also will be available for future awards.  The Compensation Committee of the Board of Directors did not approve any awards restricted common stock for the years ended December 31, 2019 and 2018.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 - Subsequent events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Since the beginning of 2020, the COVID-19 coronavirus outbreak which originated in mainland China has significantly impacted the global and U.S. economies. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact the results of our operations.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2019

(Dollars in thousands)

Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements
Garden Oaks	10/01/2018	1956	$1,770	$17,969	$1,021	$20,760	$458
Quitman	10/01/2018	1920	3,130	2,389	351	5,870	130
Chelsea Square	10/01/2018	1984	1,570	5,046	494	7,110	170
Mission Centre	10/01/2018	1987	2,020	7,690	890	10,600	51
Regency	10/01/2018	1979	960	819	851	2,630	338
Spring Valley	10/01/2018	1982	3,490	1,064	1,066	5,620	997
Northeast Square	10/01/2018	1984	1,300	3,330	280	4,910	75
One Mason	10/01/2018	1983	2,440	9,290	1,130	12,860	30
Tower	10/01/2018	1981	2,750	2,584	1,336	6,670	394
Preserve	10/01/2018	1970	9,730	9,085	3,485	22,300	441
Westheimer	10/01/2018	1983	3,800	12,416	2,284	18,500	543
Walzem Plaza	10/01/2018	1981	3,900	10,660	1,840	16,400	1,083
11811 North Freeway	10/01/2018	1982	1,980	1,037	2,473	5,490	311
Atrium I	10/01/2018	1980	2,540	716	1,494	4,750	524
North Central Plaza	10/01/2018	1982	2,330	14,511	2,959	19,800	1,087
3100 Timmons	10/01/2018	1975	10,330	3,543	1,427	15,300	718
Central Park	10/01/2018	1984	730	2,851	989	4,570	23
601 Sawyer	10/01/2018	1982	3,360	12,796	1,144	17,300	245
Prestonwood	10/01/2018	1999	7,410	13,895	1,695	23,000	182
Harwin	10/01/2018	1992	1,960	3,041	279	5,280	73
Fondren	10/01/2018	2004	1,650	7,326	1,004	9,980	220
Cornerstone	10/01/2018	1984	1,110	1,620	920	3,650	79
Northchase	10/01/2018	1984	1,700	5,821	1,549	9,070	573
616 FM 1960	10/01/2018	1983	1,510	8,931	1,269	11,710	239
Gateway	10/01/2018	1983	3,510	22,182	3,408	29,100	743
Promenade	10/01/2018	1973-1979	5,750	12,671	1,579	20,000	153
400 North Belt	05/08/2015	1982	2,538	3,800	3,812	10,150	2,605
Commerce Plaza Hillcrest	05/01/2015	1977	6,500	1,031	3,869	11,400	2,240
Corporate Park Place	08/24/2015	1980	2,375	5,215	1,910	9,500	1,235
Skymark Tower	09/02/2015	1985	2,212	4,404	2,230	8,846	1,701
Ashford Crossing	07/31/2015	1983	2,650	4,240	3,710	10,600	2,079
Energy Plaza	12/30/2014	1983	4,403	6,840	6,367	17,610	2,104
Westway	06/01/2016	2001	5,410	11,276	4,950	21,636	340
Three Forest Plaza	12/22/2016	1983	8,910	18,186	8,558	35,654	3,300
Parkway Plaza I & II	03/15/2013	1982	2,373	4,765	2,352	9,490	2,825
Gulf Plaza	03/11/2014	1979/1980	3,488	6,005	4,457	13,950	1,356
Timbercreek	12/30/2014	1984	724	962	1,211	2,897	619
Copperfield	12/30/2014	1986	605	760	1,054	2,419	520
One Technology	11/10/2015	1984	4,894	8,558	6,123	19,575	1,866
Richardson Heights	12/28/2010	1958-1962	4,788	10,890	3,472	19,150	7,232
Bent Tree Green	10/16/2012	1983	3,003	6,272	2,740	12,015	3,351
Cooper Street	05/11/2012	1992	2,653	5,768	2,192	10,613	494
Mitchelldale Business Park	06/13/2014	1977	4,794	9,816	4,565	19,175	2,911
Total			$145,050	$302,071	$100,790	$547,911	$46,658

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2019

(Dollars in thousands)

Gross Carrying Amount at December 31, 2019
Property	Land	Building and Improvements	In-place lease value intangible	Total	Accumulated Depreciation & Amortization	Net Book Carrying Value	Encumbrances
Garden Oaks	$1,770	$18,427	$1,021	$21,218	$(994)	$20,225
Quitman	3,130	2,519	351	6,000	(174)	5,826
Chelsea Square	1,570	5,216	494	7,280	(357)	6,923
Mission Centre	2,020	7,741	890	10,651	(632)	10,019
Regency	960	1,157	852	2,969	(342)	2,627
Spring Valley	3,490	2,061	1,066	6,617	(616)	6,001
Northeast Square	1,300	3,405	280	4,985	(227)	4,758
One Mason	2,440	9,320	1,130	12,890	(719)	12,170
Tower	2,750	2,977	1,335	7,062	(584)	6,478
Preserve	9,730	9,526	3,485	22,740	(1,617)	21,124
Westheimer	3,800	12,959	2,284	19,043	(1,312)	17,731
Walzem Plaza	3,900	11,743	1,840	17,482	(1,210)	16,273
11811 N Freeway	1,980	1,348	2,473	5,801	(883)	4,918
Atrium I	2,540	1,240	1,494	5,275	(569)	4,706
North Central	2,330	15,598	2,959	20,887	(1,544)	19,342
3100 Timmons	10,330	4,261	1,428	16,019	(673)	15,345
Central Park	730	2,874	989	4,593	(458)	4,135
601 Sawyer	3,360	13,041	1,144	17,545	(798)	16,747
Prestonwood	7,410	14,076	1,695	23,181	(1,073)	22,108
Harwin	1,960	3,114	279	5,353	(240)	5,114
Fondren	1,650	7,546	1,005	10,201	(774)	9,427
Cornerstone	1,110	1,699	920	3,729	(404)	3,325
Northchase	1,700	6,394	1,549	9,643	(783)	8,860
616 FM 1960	1,510	9,170	1,269	11,949	(812)	11,137
Gateway	3,510	22,925	3,408	29,843	(1,928)	27,915
Promenade	5,750	12,824	1,578	20,152	(1,060)	19,092
400 North Belt	2,538	6,405	3,812	12,755	(5,933)	6,822
Commerce Plaza	6,500	3,271	3,869	13,639	(5,538)	8,101
Corporate Park	2,375	6,450	1,910	10,736	(3,278)	7,457
Skymark Tower	2,212	6,105	2,230	10,546	(3,565)	6,981
Ashford Crossing	2,650	6,319	3,710	12,679	(5,443)	7,236
Energy Plaza	4,403	8,944	6,367	19,713	(8,503)	11,210
Westway	5,410	11,616	4,951	21,977	(4,692)	17,285
Three Forest	8,914	21,486	8,557	38,957	(9,771)	29,186
Parkway Plaza	2,373	7,590	2,352	12,315	(5,048)	7,267
Gulf Plaza	3,488	7,361	4,457	15,306	(6,056)	9,249
Timbercreek	724	1,581	1,211	3,517	(1,711)	1,806
Copperfield	605	1,280	1,054	2,938	(1,153)	1,785
One Technology	4,894	10,424	6,123	21,441	(8,471)	12,970
Richardson Heights	4,788	18,122	3,472	26,382	(9,389)	16,994	17,259
Bent Tree Green	3,003	9,623	2,740	15,366	(6,067)	9,299	7,435
Cooper Street	2,653	6,262	2,192	11,107	(4,243)	6,864	7,435
Mitchelldale	4,794	12,727	4,565	22,086	(8,007)	14,079	11,263
Total	$145,050	$348,729	$100,790	$594,569	$(117,652)	$476,917	$43,392

The aggregate cost of real estate for federal income tax purposes was $594,569  as of  December 31, 2019.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2019

Summary of activity for real estate assets for the years ended December 31, 2019 and 2018, in thousands:

	Years ended December 31,
	2019	2018
Balance at beginning of period	$583,112	$259,962
Additions during the period:
Acquisitions	—	—
Consolidation of Hartman SPE LLC	—	313,230
Improvements	11,457	9,920
	594,569	323,150
Reductions – cost of real estate assets sold	—	—
Balance at end of period	$594,569	$583,112