Form 10-Q
period 2020-03-31
Hartman Short Term Income Properties XX, Inc.
filed 2020-06-16
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of June 1, 2020, there were 18,417,687 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

EXPLANATORY NOTE:

Reliance on Securities and Exchange Commission Order

Hartman Short Term Income Properties XX, Inc. and Subsidiaries (the “Company”) is filing its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (the “Report”) pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On May 14, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days. As result of the global outbreak of the COVID-19 virus and out of an abundance of caution, members of the Company’s advisor, property manager and certain other employees, including financial reporting staff, began working remotely on or about March 17, 2020. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, including the temporary closures of some of its offices and having employees work remotely. The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic that has spread throughout the United States and the world. The Company’s business was abruptly and dramatically impacted by the COVID-19 pandemic as the Company’s commercial real estate properties, headquarters, property management operations and other services offices located in Texas counties, which were under stay-at-home orders resulting in staffing and work-from-home challenges which caused significant disruptions in communications and delayed completion of the audit. These disruptions to the process of preparing the Company’s financial statements as a result of the COVID-19 virus, are causing the Company’s Form 10-Q for the quarterly period ended March 31, 2020 which was due on May 15, 2020 to be delayed. Consequently, the Company was unable to timely file the Report without the extension provided for by the Order.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate assets, at cost	$597,501	$594,569
Accumulated depreciation and amortization	(124,634)	(117,652)
Real estate assets, net	472,867	476,917
Cash and cash equivalents	35	1,033
Restricted cash	18,400	26,078
Accrued rent and accounts receivable, net	14,232	12,576
Notes receivable - related party	16,538	17,288
Deferred leasing commission costs, net	11,448	10,790
Goodwill	250	250
Prepaid expenses and other assets	392	735
Due from related parties	3,409	2,130
Investment in affiliate	8,978	8,978
Total assets	$546,549	$556,775

LIABILITIES AND EQUITY

Liabilities:
Notes payable, net	$306,682	$303,039
Accounts payable and accrued expenses	12,982	23,444
Tenants' security deposits	5,356	5,286
Total liabilities	325,020	331,769

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 18,417,687 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	18	18
Additional paid-in capital	174,019	174,019
Accumulated distributions and net loss	(111,461)	(109,406)
Total stockholders' equity	62,576	64,631
Noncontrolling interests in subsidiary	158,953	160,375
Total equity	221,529	225,006
Total liabilities and equity	$546,549	$556,775
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental revenues	$18,720	$18,229
Tenant reimbursements and other revenues	4,419	5,080
Total revenues	23,139	23,309

Expenses (income)
Property operating expenses	6,945	7,751
Asset management fees	440	440
Real estate taxes and insurance	3,170	3,157
Depreciation and amortization	6,982	7,030
General and administrative	1,177	1,177
Interest expense	3,018	3,669
Interest and dividend income	(477)	(275)
Total expenses, net	21,255	22,949
Net Income	1,884	360
Net Income attributable to noncontrolling interests	716	25
Net Income attributable to common stockholders	$1,168	$335
Net Income attributable to common stockholders per share	$0.06	$0.02
Weighted average number of common shares outstanding, basic and diluted	18,418	17,837

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	1	$—	17,712	$18	$165,084	$(95,162)	$69,940	$178,541	$248,481
Issuance of common shares	—	—	6	—	76	—	76	—	76
Purchase of non-controlling interest	—	—	700	—	8,896		8,896	(8,858)	38
Dividends and distributions (cash)	—	—	—	—	—	(3,141)	(3,141)	(2,147)	(5,288)
Net income	—	—	—	—	—	335	335	25	360
Balance, March 31, 2019	1	—	18,418	18	174,056	(97,968)	76,106	167,561	243,667

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	1	$—	18,418	$18	$174,019	$(109,406)	$64,631	$160,375	$225,006
Dividends and distributions (cash)	—	—	—	—	—	(3,223)	(3,223)	(2,138)	(5,361)
Net income	—	—	—	—	—	1,168	1,168	716	1,884
Balance, March 31, 2020	1	$—	18,418	$18	$174,019	$(111,461)	$62,576	$158,953	$221,529

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (Loss)	$1,884	$360
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	19	19
Depreciation and amortization	6,982	7,030
Deferred loan and lease commission costs amortization	609	885
Bad debt provision, net	44	775
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(1,700)	(3,163)
Deferred leasing commissions	(1,013)	(951)
Prepaid expenses and other assets	343	(1,654)
Accounts payable and accrued expenses	(10,481)	(10,643)
Due to/from related parties	(1,279)	1,221
Tenants' security deposits	70	43
Net cash used in operating activities	(4,522)	(6,078)
Cash flows from investing activities:
Acquisition deposits	—	529
Repayment of note receivable from affiliate	750	—
Investment in affiliate - related party	—	(10,546)
Lender required reserves	—	10,273
Additions to real estate	(2,932)	(2,753)
Net cash used in investing activities	(2,182)	(2,497)
Cash flows from financing activities:
Distributions to common stockholders	(3,223)	(3,141)
Distributions to non-controlling interest	(2,138)	(2,147)
Borrowing from affiliate	3,800	—
Repayments under term loan notes	(411)	(7,492)
Borrowings under insurance premium finance note	—	1,421
Payments of deferred loan costs	—	(71)
Net cash used in financing activities	(1,972)	(11,430)

Net change in cash and cash equivalents and restricted cash	(8,676)	(20,005)
Cash and cash equivalents and restricted cash, beginning of period	27,111	51,477
Cash and cash equivalents and restricted cash, end of period	$18,435	$31,472
Supplemental cash flow information:
Cash paid for interest	$2,960	$3,322
Supplemental disclosures of non-cash investing and financing activities:
Value of director's stock compensation shares issued	$—	$76
Value of common shares issued to acquire non-controlling interest	$—	$8,896
Acquisition of non-controlling interest	$—	$(8,858)

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization and Business

Hartman Short Term Income Properties XX, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011. As used herein, the “Company,” “we,” “us,” or “our”refer to Hartman Short Term Income Properties XX, Inc. and its consolidated subsidiaries, including Hartman XX Limited Partnership, a Texas limited partnership (the “Operating Partnership”), except where context otherwise requires.

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

Substantially all of our business is conducted through our wholly owned subsidiary, the Operating Partnership, and SPE LLC. Our wholly-owned subsidiary, Hartman XX REIT GP LLC, a Texas limited liability company, is the sole general partner of the Operating Partnership. We are the sole limited partner of the Operating Partnership. Our wholly-owned subsidiary, Hartman SPE Management, LLC ("SPE Management") is the manager of SPE LLC. Our single member interests in our limited liability company subsidiaries are owned by the Operating Partnership or its wholly owned subsidiaries.

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

As of March 31, 2020 and 2019, the Company owned 43 commercial properties comprising approximately 6.7 million square feet plus three pad sites, all located in Texas. As of March 31, 2020 and 2019, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

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

On May 14, 2020, the Merger Agreements were approved by the respective company shareholders. The effective date of the Mergers is expected to be July 1, 2020.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2019 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of March 31, 2020 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2020, and the results of consolidated operations for the three months ended March 31, 2020 and 2019, the consolidated statements of stockholders’ equity for the three months ended March 31, 2020 and 2019 and the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019. The results of the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of March 31, 2020 and December 31, 2019 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions.

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements.
Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties, as well as related party notes receivable. The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. Disclosure about the fair value of financial instruments is based on relevant information available as of March 31, 2020 and December 31, 2019.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition

The Company’s leases are accounted for as operating leases. Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The Company’s accrued rents are included in accrued rent and accounts receivable, net. The Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Additionally, cost recoveries from tenants are included in the tenant reimbursements and other revenues line item in the consolidated statements of operations in the period the related costs are incurred.

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

The fair values of above-market and below-market in-place lease values, including below-market renewal options for which renewal has been determined to be reasonably assured, are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) an estimate of fair market lease rates for the corresponding in-place leases and below-market renewal options, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease and renewal option values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental revenues over the remaining expected terms of the respective leases.

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

Impairment

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there is no impairment indicated in the carrying value of our real estate assets as of March 31, 2020 and December 31, 2019.

Accrued Rent and Accounts Receivable

Accrued rent and accounts receivable include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rent and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.

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

For the three months ended March 31, 2020 and 2019, the Company incurred net income of $1,884,000 and $360,000. The Company formed a taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Income Per Share

The computations of basic and diluted income per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock. As of March 31, 2020 and 2019, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net income per share for the three months ended March 31, 2020 and 2019 because no shares are issuable.

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

Going Concern Evaluation

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Hartman SPE, LLC loan agreement (the “SASB Loan”) has an initial maturity date of October 9, 2020. The SASB Loan provides for three successive one-year maturity date extensions. In order to exercise each successive one-year

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

extension options, the Hartman SPE, LLC must meet five conditions in order to extend the maturity date without any further qualification. One of the five conditions is that Hartman SPE must have a debt yield, as defined, of 12.5% or greater as of June 30, 2020.

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

Reclassification
Certain items in the comparative consolidated financial statements have been reclassified to conform to the presentation adopted in the current period. The Consolidated Statement of Cash Flows presented for the three months ended March 31, 2019 was adjusted to present cash and cash equivalents and restricted cash, as restricted cash was previously reported as part of prepaid expenses and other assets.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after January 2023, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements when adopted.

Note 3 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	March 31, 2020	December 31, 2019
Land	$145,050	$145,050
Buildings and improvements	351,661	348,729
In-place lease value intangible	100,790	100,790
	597,501	594,569
Less: accumulated depreciation and amortization	(124,634)	(117,652)
Total real estate assets	$472,867	$476,917

       Depreciation expense for the three months ended March 31, 2020 and 2019 was $4,317,000 and $4,313,000, respectively. Amortization expense of in-place lease value intangible was $2,665,000 and $2,717,000 for the three months ended March 31, 2020 and 2019, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	March 31, 2020	December 31, 2019
In-place lease value intangible	$100,790	$100,790
In-place leases – accumulated amortization	(71,549)	(68,884)
Acquired lease intangible assets, net	$29,241	$31,906

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2020 and December 31, 2019, the Company owned 43 commercial properties comprising approximately 6.7 million square feet plus three pad sites, all located in Texas. As of March 31, 2020, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Asset management fees incurred and paid to Advisor were $440,000 for the three months ended March 31, 2020 and 2019, respectively. Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations.

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	March 31, 2020	December 31, 2019
Tenant receivables	$7,126	$5,929
Accrued rent	9,747	9,244
Allowance for uncollectible accounts	(2,641)	(2,597)
Accrued rents and accounts receivable, net	$14,232	$12,576

As of March 31, 2020 and December 31, 2019, the Company had an allowance for uncollectible accounts of $2,641,000 and $2,597,000, respectively.  For the three months ended March 31, 2020 and 2019, the Company recorded bad debt expense in the amount of $44,000 and $775,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the three months ended March 31, 2020 and 2019, the Company did not record any write-offs. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	March 31, 2020	December 31, 2019
Deferred leasing commissions costs	$18,633	$17,620
Less: accumulated amortization	(7,185)	(6,830)
Deferred leasing commission costs, net	$11,448	$10,790

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at March 31, 2020 is as follows, in thousands:

March 31,	Minimum Future Rents
2020	$70,520
2021	62,071
2022	49,589
2023	38,112
2024	26,036
Thereafter	39,345
Total	$285,673

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Notes Payable

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. As of March 31, 2020, the Company was in compliance with all loan covenants, with respect to the loans above. Each of the loan agreements is secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $42,982,000 and $43,393,000 as of March 31, 2020 and December 31, 2019, respectively.

On October 1, 2018, the Company through Hartman SPE, LLC and Goldman Sachs Mortgage Company entered into a $259,000,000 term loan agreement (the "SASB Loan"). The Company together with its affiliates HIREIT, Hartman XIX and vREIT XXI, contributed a total of 39 commercial real estate properties to Hartman SPE, LLC in exchange for membership interests in Hartman SPE, LLC.

The term of the SASB Loan is five years, comprised of an initial two-year term with three one-year extension options. Each extension option shall be subject to certain conditions precedent including (i) no default then outstanding, (ii) 30 days prior written notice, (iii) the properties must have a specified in-place net operating income debt yield and (iv) purchase of an interest rate cap as described below for the exercised option term or terms.

The outstanding principal of the SASB Loan bears interest at the one-month LIBOR rate plus 1.8%. The SASB Loan is subject to an interest rate cap arrangement which caps LIBOR at 3.75% during the initial term of the SASB Loan.

The SASB Loan contains various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, such as taxes, insurance, tenant improvements, and leasing commissions, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions.

The SASB Loan is secured by, among other things, mortgages on the properties. The Company, HIREIT and Hartman XIX, entered into a guaranty agreement in favor of the lender, whereby each guarantor unconditionally guaranties the full and timely performance of the obligations set forth in the loan agreement and all other loan documents, including the payment of all indebtedness and obligations due under the loan agreement.

The following is a summary of the Company’s notes payable, in thousands:

Property/Facility	Payment (1)	Maturity Date	Rate	March 31, 2020	December 31, 2019
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$17,087	$17,260
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,367	7,435
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,367	7,435
Mitchelldale (2)	P&I	July 1, 2041	4.61%	11,161	11,263
Hartman SPE LLC	IO	October 9, 2020	2.79%	259,000	259,000
Hartman XXI	IO	March 31, 2021	10.00%	8,200	4,400
				310,182	306,793
Less: unamortized deferred loan costs				(3,500)	(3,754)
				$306,682	$303,039
(1) Principal and interest (P&I) or interest only (IO).
(2) Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.

The Company's loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2020	December 31, 2019
Deferred loan costs	$7,155	$7,155
Less: deferred loan cost accumulated amortization	(3,655)	(3,401)
Total cost, net of accumulated amortization	$3,500	$3,754

Interest expense incurred for the three months ended March 31, 2020 and 2019 was $3,018,000 and $3,669,000, respectively, which includes amortization expense of deferred loan costs. Interest expense of $320,000 and $516,000 was payable as of March 31, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company is required to provide audited financial statements for Hartman SPE, LLC within 120 days after the end of its fiscal year, which is December 31. The servicer for the lender has extended the time for delivery of the Hartman SPE, LLC audited annual financial statements.

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $315,637,000 and $308,671,000 as compared to book value of $310,182,000 and $306,793,000 as of March 31, 2020 and December 31, 2019, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of March 31, 2020 and December 31, 2019.

Note 8 — Income Per Share

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

	Three months ended March 31,
	2020	2019
Numerator:
Net income attributable to common stockholders (in thousands)	$1,168	$335
Denominator:
Weighted average number of common shares outstanding, basic and diluted (in thousands)	18,418	17,837
Basic and diluted income per common share:	$0.06	$0.02

Note 9 — Income Taxes

Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. The Company’s federal income tax returns for the years ended December 31, 2015, 2016, 2017, 2018 and 2019 have not been examined by the Internal Revenue Service.The Company’s federal income tax return for the year ended December 31, 2015 may be examined on or before September 15, 2020.

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

The Company pays acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. The Company pays property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. For the three months ended March 31, 2020 and 2019, the Company incurred property management fees and reimbursements of $2,069,000 and $1,953,000, respectively, and $1,013,000 and $950,000, respectively for leasing commissions owed to our Property Manager. We incurred asset management fees of $440,000 and $440,000, respectively, owed to the Advisor. These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if the Company does not own all or a majority of an asset. There were no acquisition fees incurred to the Advisor for the three months ended March 31, 2020 and 2019, respectively. Property management fees and reimbursements are included in property operating expense in the accompanying consolidated statements of operations. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

The Company also pays construction management fees for the Property Manager in connection with the construction management of the Company's properties. For the three months ended March 31, 2020 and 2019, the Company incurred construction management fees of $166,000 and $267,000, respectively. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets.

The Company had a balance due to the Property Manager of $843,000 and $1,168,000 as of March 31, 2020 and December 31, 2019, respectively. The Company owed the Advisor $1,966,000 and $2,077,000 for asset management fees as of March 31, 2020 and December 31, 2019, respectively. The Company had a net balance due from other related parties of $8,125,000 and $5,375,000 as of March 31, 2020 and December 31, 2019, respectively.

The Company owns 1,561,523 shares of the common stock of HIREIT which it acquired for cash consideration of $8,978,000. The Company’s investment in HIREIT is accounted for under the cost method. The Company’s approximate 11% ownership interest in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets. The Company received dividend distributions from HIREIT of $106,000 and $106,000 for the three months ended March 31, 2020 and 2019, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $4,400,000. This note payable had an outstanding balance of $8,200,000 and $4,400,000 as of March 31, 2020 and December 31, 2019, respectively, which is included in Notes payable, net in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of 10%. The Company recognized interest expense on the affiliate note in the amount of $110,000 for the three months ended March 31, 2020, which is included in interest expense in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended is December 31, 2020. This note receivable had an outstanding balance of $1,726,000 and $2,476,000 as of March 31, 2020 and December 31, 2019, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. For the three months ended March 31, 2020 and 2019, respectively, the Company recognized interest income on this affiliate note in the amount of $43,000 and $61,000, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

The Company had a note receivable due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $4,200,000 as of March 31, 2020 and December 31, 2019, respectively, which is included in Notes receivable - related party in the accompanying consolidated balance sheets. The face amount of the promissory note is $4,500,000. Interest has been accrued on the loan amount at an annual rate of six percent (6%). The Company recognized interest income on the affiliate note in the amount of $63,000 for the three months ended March 31, 2020 and 2019, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In February 2019, the Company through TRS, loaned $6,782,455 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. This note receivable had an outstanding balance of $6,782,000 as of March 31, 2020 and December 31, 2019, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail III DST. The maturity date of the promissory note is February 29, 2021. The Company recognized interest income on this affiliate note in the amount of $169,000 for the three months ended March 31, 2020, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In March 2019, the Company through TRS, loaned $3,829,711 pursuant to a promissory note in the face amount of up to $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. This note receivable had an outstanding balance of $3,830,000 as of March 31, 2020 and December 31, 2019, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Total Return, Inc. The maturity date of the promissory note is March 31, 2021. The Company recognized interest income on this affiliate note in the amount of 95,000 for the three months ended March 31, 2020, which is included in interest and dividend income in the accompanying consolidated statements of operations.

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

Preferred Stock

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of March 31, 2020, and December 31, 2019, respectively, the Company has issued 1,000 shares of convertible preferred stock to the Advisor at a price of $10.00 per share.

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

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company. These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors. For the three months ended March 31, 2020 and 2019, respectively, the Company granted 1,500 shares of restricted common stock to independent directors as compensation for services and recognized $19,000 as stock-based compensation expense for each period. Share based compensation expense is based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Distributions

The following table reflects the total distributions the Company has paid, including the total amount paid, thousands, and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2020
1st Quarter	0.175	3,223
Total 2020 year to date	$0.175	$3,223

2019
4th Quarter	$0.175	$3,223
3rd Quarter	0.175	3,224
2nd Quarter	0.175	3,223
1st Quarter	0.171	3,141
Total 2019	$0.696	$12,811

Mergers

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

Note 14 - Subsequent Events

On May 14, 2020, the shareholders of the Company, Hartman XIX and HIREIT approved the previously proposed Merger Agreements. The target effective date of the mergers is July 1, 2020. Results of the special shareholder meetings was reported by the Company on its Current Report on Form 8-K filed with the SEC on May 20, 2020.

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

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on May 13, 2020.

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

On July 16, 2013, we commenced our follow-on public offering, or our “follow-on offering,” of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. As of March 31, 2020, we had accepted subscriptions for, and issued shares of our common stock in our follow-on offering, including shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $181,800,895.

As of March 31, 2020 we owned 43 commercial real properties comprising approximately 6.7 million square feet plus three pad sites, all located in Texas.

The SASB Loan outstanding as of March 31, 2020 has an initial maturity date of October 9, 2020, which is within one year of the date that this Quarterly Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the uncertainty regarding the SASB Loan maturity, as set forth in Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements – Going Concern.”

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

Pending Mergers

On July 21, 2017, we entered into (i) an agreement and plan of merger (the “XIX Merger Agreement”) between us and Short Term Income Properties XIX, Inc. (“Hartman XIX”), and (ii) an agreement and plan of merger (the “HIREIT Merger Agreement,” and together with the XIX Merger Agreement, the “Merger Agreements”) by and among us, our operating partnership, Hartman Income REIT, Inc. (“HIREIT”), and Hartman Income REIT Operating Partnership LP, the operating partnership of HIREIT (“HIREIT Operating Partnership”).

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

Impact of the COVID-19 Pandemic

Our business could be materially and adversely affected by the outbreak of a health epidemic or pandemic, including the coronavirus, particularly to the extent and degree to which the outbreak affects the U.S., state and local economies. Our revenues consist primarily of rental income and other tenant reimbursements derived from tenants of our commercial real estate properties. The effects of the COVID-19 coronavirus and other adverse public health developments could materially affect the financial viability of our tenants and their ability to pay rent. While it is premature to accurately predict the ultimate impact of these developments, our results for the quarter ended March 31, 2020 have not been significantly impacted; however, we do expect to be impacted with potentially continuing and possibly adverse impacts beyond March 31, 2020.

Our operations could be disrupted if any of our employees, employees of our vendors and business partners or employees of our tenants were to contract or be suspected of having any strain of flu or a coronavirus, since this could require us or vendors and business partners and tenants to quarantine some or all of any affected employees and or disinfect affected workspaces. We could also be adversely affected if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on the operations of our business and the operations of our tenants’ businesses. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or public health risk may adversely affect the business and operating results of our tenants and by extension affect our business and operating and results.

Our collections as of June 2, 2020 of tenant rents, reimbursements and other income billed for the months of April and May 2020 were as follows:

Property type	April 2020	May 2020

Retail	66.6%	65.0%
Flex	96.5%	100.0%
Office	93.6%	91.1%
Industrial	97.9%	85.3%
Total	87.6%	85.3%

Investment Objectives and Strategy: Hartman Advantage

Our primary investment objectives are to:

•	realize growth in the value of our investments;
•	preserve, protect and return stockholders’ capital contributions; and
•	grow net cash from operations and pay regular cash distributions to our stockholders.

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

Our Real Estate Portfolio

As of March 31, 2020, we owned 43 commercial properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	77%	$1,578	$11.63	$11.54
Prestonwood Park	Dallas	105,783	85%	$1,959	$21.91	$21.87
Richardson Heights	Dallas	201,433	78%	$3,066	$19.56	$19.56
Cooper Street	Dallas	127,696	100%	$1,649	$12.92	$12.95
One Mason SC	Houston	75,183	86%	$930	$14.44	$14.41
Chelsea Square SC	Houston	70,275	79%	$611	$11.07	$10.82
Mission Center SC	Houston	112,971	99%	$916	$8.19	$7.24
Garden Oaks SC	Houston	106,858	71%	$1,160	$15.33	$15.14
Harwin	Houston	38,813	93%	$372	$10.35	$10.39
Fondren	Houston	93,196	92%	$810	$9.48	$9.31
Northeast Square SC	Houston	40,525	73%	$395	$13.29	$13.33
Walzem Plaza SC	San Antonio	182,713	73%	$1,505	$11.24	$11.41
Total - Retail		1,332,031	83%	$14,951	$13.57	$13.45
Office:
North Central Plaza	Dallas	198,374	76%	$2,350	$15.50	$15.07
Gateway Tower	Dallas	266,412	66%	$2,780	$15.85	$15.16
Bent Tree Green	Dallas	139,609	81%	$2,088	$18.50	$18.25
Parkway Plaza I&II	Dallas	136,506	82%	$1,771	$15.77	$15.74
Hillcrest	Dallas	203,688	84%	$2,617	$15.28	$15.26
Skymark	Dallas	115,700	79%	$1,670	$18.30	$17.84
Corporate Park Place	Dallas	113,429	77%	$1,461	$16.66	$16.76
Westway One	Dallas	165,982	92%	$3,103	$20.33	$20.17
Three Forest Plaza	Dallas	366,549	77%	$5,478	$19.32	$19.27
Spring Valley	Dallas	94,304	76%	$892	$12.48	$12.56
Tower Pavilion	Houston	87,589	88%	$1,007	$13.08	$13.55
The Preserve	Houston	218,689	93%	$3,310	$16.28	$16.25
Westheimer Central	Houston	182,506	80%	$1,676	$11.42	$11.20
11811 N Freeway	Houston	156,362	79%	$1,971	$15.90	$15.85
Atrium I	Houston	118,461	76%	$1,314	$14.52	$14.35
3100 Timmons	Houston	111,265	82%	$1,379	$15.15	$15.47
Cornerstone	Houston	71,008	90%	$903	$14.18	$14.12
Northchase	Houston	128,981	85%	$1,552	$14.21	$13.92
616 FM 1960	Houston	142,194	47%	$1,237	$18.37	$18.19
601 Sawyer	Houston	88,258	76%	$1,100	$16.35	$15.80
Gulf Plaza	Houston	120,651	89%	$2,241	$20.89	$21.09
Timbercreek Atrium	Houston	51,035	78%	$685	$17.15	$17.51
Copperfield	Houston	42,621	95%	$744	$18.45	$18.45
400 N. Belt	Houston	230,872	58%	$1,519	$11.41	$11.44
Ashford Crossing	Houston	158,451	71%	$1,825	$16.31	$16.35
Regency Square	Houston	64,063	86%	$681	$12.32	$12.03
Energy Plaza	San Antonio	180,119	77%	$2,881	$20.69	$20.71
One Technology Ctr	San Antonio	196,348	96%	$4,680	$24.79	$24.73
Total -office		4,150,026	77%	$54,916	$16.81	$16.71
Industrial/Flex
Central Park	Dallas	73,099	88%	$574	$8.94	$8.84
Quitman	Houston	736,957	88%	$1,290	$1.98	$1.98
Mitchelldale	Houston	377,752	94%	$2,351	$6.60	$6.56
Total -Industrial/Flex		1,187,808	89%	$4,214	$3.94	$3.92

Grand Total		6,669,865	82%	$74,081	$13.62	$13.53

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on May 13, 2020, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to these policies during the three months ended March 31, 2020.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2020 versus March 31, 2019.

       As of March 31, 2020 and 2019, respectively, we owned 43 commercial properties comprising approximately 6.7 million square feet plus three pad sites, all located in Texas. As of March 31, 2020 and 2019, respectively, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Revenues - The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended March 31, 2020 and 2019 we had total rental revenues and tenant reimbursements of $23,139,000 and $23,309,000, respectively. Rental income increased $491,000. Tenant reimbursements decreased $528,000 net, including a reduction in prior year billing for operating expense reconciliation billings of $920,000.

Property operating expenses - Property operating expenses consist of contract services, repairs and maintenance, utilities, management fees and property level administrative expense including bad debt expense. For the three months ended March 31, 2020 and 2019, we had property operating expenses of $6,945,000 and $7,751,000, respectively. The decrease of $806,000 is primarily due to the decrease in bad debt expense of $732,000.

Asset management fees - We pay asset management fees to our advisor in connection with the management of our properties. Asset management fees incurred to our advisor were $440,000 for the three months ended March 31, 2020 and 2019, respectively.

Real estate taxes and insurance - Real estate taxes and insurance were $3,170,000 and $3,157,000 for the three months ended March 31, 2020 and 2019, respectively.
Depreciation and amortization - Depreciation and amortization were $6,982,000 and $7,030,000 for the three months ended March 31, 2020 and 2019, respectively. Depreciation and amortization decreased due to decrease for in-place lease value intangible amortization.

General and administrative expenses - General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director's compensation. General and administrative expenses were $1,177,000 for the three months ended March 31, 2020 and 2019, respectively.

Net income - We generated a net income of $1,884,000 and $360,000 for the three months ended March 31, 2020 and 2019, respectively. The increase in net income is primarily attributable to decrease in property operating expenses and interest expense, as well as an increase in interest and dividend income.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2020 and 2019 including a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three Months Ended March 31,
	2020	2019
Net Income	$1,884	$360
Depreciation and amortization of real estate assets	6,982	7,030
Funds from operations (FFO)	8,866	7,390
Modified funds from operations (MFFO)	$8,866	$7,390

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through March 31, 2020, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Year ending December 31, 2011	$255	$242	$497
Year ending December 31, 2012	891	869	1,760
Year ending December 31, 2013	1,681	1,594	3,275
Year ending December 31, 2014	2,479	2,358	4,837
Year ending December 31, 2015	3,475	3,718	7,193
Year ending December 31, 2016	8,918	2,988	11,906
Year ending December 31, 2017	12,650	—	12,650
Year ending December 31, 2018	12,555	—	12,555
Year ending December 31, 2019	12,811	—	12,811
Quarter ending March 31, 2020	3,223	—	3,223
Total	$58,938	$11,769	$70,707

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

Distributions to non-controlling interests were $2,138,000 and $2,147,000 for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, we paid aggregate distributions of $3,223,000 in cash to common stockholders. During the same period, cash used in operating activities was $4,522,000 and our FFO was $8,866,000. For the three months ended March 31, 2020, 0% of distributions were paid from cash provided by operating activities and 100% from other proceeds. For the three months ended March 31, 2019, we paid aggregate distributions of $3,141,000. During the same period, cash used in operating activities was $6,078,000, and our FFO was $7,390,000. For the three months ended March 31, 2020, 0% of distributions were paid from cash provided by operating activities and 100% from other proceeds.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of March 31, 2020, our outstanding secured debt is $301,982,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

As of March 31, 2020 and December 31, 2019, Hartman SPE has a debt yield of 12.91% and 13.29%, respectively. In response to the coronavirus outbreak and related economic disruption, the Company has undertaken cost reduction and avoidance measures which began in March 2020. Management expects the test period debt calculation to be 12.5% or greater which will allow the Company to exercise the extension option based solely on the terms of the loan agreement.

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

The consolidated financial statements as of March 31, 2020 include the accounts of the Company, our operating partnership and its subsidiaries and Hartman SPE, LLC. Prior to October 1, 2018, our consolidated financial statements did not include Hartman SPE, LLC.

Cash Flows from Operating Activities

For the three months ended March 31, 2020 and 2019, net cash used in operating activities was $4,522,000 and $6,078,000, respectively.

Cash Flows from Investing Activities

For the three months ended March 31, 2020 and 2019, net cash used in investing activities was $2,182,000 and $2,497,000, respectively.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 and 2019, respectively, was $1,972,000 and $11,430,000. The decrease in cash used in financing activities is primarily due to the retirement of the pre Hartman SPE Promenade loan and due to $3,800,000 funds received from an affiliate.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2020, our borrowings were not in excess of 300% of the value of our net assets.

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

As of March 31, 2020, we had notes payable totaling an aggregate principal amount of $306,682,000. For more information on our outstanding indebtedness, see Note 6 (Notes payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the notes to the accompanying consolidated financial statements included in this quarterly report.

Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 13, 2020, and Note 9 (Related Party Transactions) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Our stockholders will be diluted by the Mergers.
The Mergers will dilute the ownership position of our current stockholders and result in our stockholders (excluding stockholders affiliated with our advisor or sponsor) having an ownership stake in us that is smaller than their current stake in our company. In connection with the Mergers, we will issue up to approximately 19,192,000 shares of our common stock to the holders of shares of Hartman XIX and HIREIT capital stock, based on the exchange ratios set forth in the Merger Agreements and the shares of Hartman XIX and HIREIT capital stock issued and outstanding as of March 31, 2020. Our current stockholders (excluding stockholders affiliated with our advisor or sponsor) are expected to hold in the aggregate approximately 49% of the issued and outstanding shares of our common stock following the Mergers, based on the ownership of stock by shareholders of each of the Merger Parties and the conversion ratios established in the Merger Agreements and the approximately 18,117,000 shares of our common stock issued and outstanding as of March 31, 2020. In addition, approximately 979,000 units of limited partnership interest in our operating partnership are issuable in connection with the Partnership Merger. Consequently, our stockholders (excluding stockholders affiliated with our advisor or sponsor), as a general matter, will have less influence over the management and policies of us after the Mergers than they exercised over the management and policies of us immediately prior to the Mergers.
Following the consummation of the Mergers, we will assume certain potential liabilities relating to Hartman XIX and HIREIT.
When the Mergers are consummated, we will have assumed certain potential liabilities relating to Hartman XIX and HIREIT. These liabilities could have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities.
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

3.3	Certificate of Correction - Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 3.3 to the Company's form 10-Q filed on May 11, 2018
3.4	Bylaws of Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 2 to the Company’s registration statement on Form 8-A (SEC File No. 000-53912) filed on March 22, 2010)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

Date:  June 15, 2020

By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:  June 15, 2020

By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)