Form 10-Q
period 2020-06-30
Hartman Short Term Income Properties XX, Inc.
filed 2020-08-14
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of August 1, 2020, there were 18,417,687 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate assets, at cost	$599,733	$594,569
Accumulated depreciation and amortization	(131,654)	(117,652)
Real estate assets, net	468,079	476,917
Cash and cash equivalents	132	1,033
Restricted cash	21,782	26,078
Accrued rent and accounts receivable, net	16,228	12,576
Notes receivable - related party	16,537	17,288
Deferred leasing commission costs, net	11,584	10,790
Goodwill	250	250
Prepaid expenses and other assets	3,020	735
Due from related parties	537	2,130
Investment in affiliate	8,978	8,978
Total assets	$547,127	$556,775

LIABILITIES AND EQUITY

Liabilities:
Notes payable, net	$306,624	$303,039
Accounts payable and accrued expenses	16,519	23,444
Tenants' security deposits	5,114	5,286
Total liabilities	328,257	331,769

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 18,417,687 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	18	18
Additional paid-in capital	174,019	174,019
Accumulated distributions and net loss	(113,373)	(109,406)
Total stockholders' equity	60,664	64,631
Noncontrolling interests in subsidiary	158,206	160,375
Total equity	218,870	225,006
Total liabilities and equity	$547,127	$556,775
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental revenues	$18,723	$17,114	$37,443	$35,343
Tenant reimbursements and other revenues	3,326	2,269	7,745	7,216
Total revenues	22,049	19,383	45,188	42,559

Expenses (income)
Property operating expenses	5,014	5,392	11,959	13,010
Asset management fees	440	440	880	880
Real estate taxes and insurance	3,598	3,077	6,768	6,234
Depreciation and amortization	7,020	6,634	14,002	13,664
General and administrative	1,082	1,486	2,259	2,663
Interest expense	2,664	3,523	5,682	7,192
Interest and dividend income	(475)	(238)	(952)	(513)
Total expenses, net	19,343	20,314	40,598	43,130
Net income (loss)	2,706	(931)	4,590	(571)
Net income (loss) attributable to noncontrolling interests	1,398	(688)	2,114	(663)
Net income (loss) attributable to common stockholders	$1,308	$(243)	$2,476	$92
Net income (loss) attributable to common stockholders per share	$0.07	$(0.01)	$0.13	$0.01
Weighted average number of common shares outstanding, basic and diluted	18,418	18,418	18,418	18,182
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total
Balance at March 31, 2019	1	$—	18,418	$18	$174,056	$(97,968)	$76,106	$167,561	$243,667
Issuance of common shares	—	—		—	(106)	—	(106)	—	(106)
Dividends and distributions (cash)	—	—	—	—	—	(3,225)	(3,225)	(2,135)	(5,360)
Net loss	—	—	—	—	—	(243)	(243)	(688)	(931)
Balance at June 30, 2019	1	$—	18,418	$18	$173,950	$(101,436)	$72,532	$164,738	$237,270

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total
Balance at March 31, 2020	1	$—	18,418	$18	$174,019	$(111,461)	$62,576	$158,953	$221,529
Dividends and distributions (cash)	—	—	—	—	—	(3,220)	(3,220)	(2,145)	(5,365)
Net income	—	—	—	—	—	1,308	1,308	1,398	2,706
Balance at June 30, 2020	1	$—	18,418	$18	$174,019	$(113,373)	$60,664	$158,206	$218,870

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	1	$—	17,712	$18	$165,084	$(95,162)	$69,940	$178,541	$248,481
Issuance of common shares	—	—	6	—	76	—	76	—	76
Purchase of non-controlling interest	—	—	700	—	8,790	—	8,790	(8,858)	(68)
Dividends and distributions (cash)	—	—	—	—	—	(6,366)	(6,366)	(4,282)	(10,648)
Net income (loss)	—	—	—	—	—	92	92	(663)	(571)
Balance at June 30, 2019	1	—	18,418	18	173,950	(101,436)	72,532	164,738	237,270

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	1	$—	18,418	$18	$174,019	$(109,406)	$64,631	$160,375	$225,006
Dividends and distributions (cash)	—	—	—	—	—	(6,443)	(6,443)	(4,283)	(10,726)
Net income	—	—	—	—	—	2,476	2,476	2,114	4,590
Balance at June 30, 2020	1	$—	18,418	$18	$174,019	$(113,373)	$60,664	$158,206	$218,870

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$4,590	$(571)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	38	38
Depreciation and amortization	14,002	13,664
Deferred loan and lease commission costs amortization	1,247	1,138
Bad debt provision (recovery), net	23	(101)
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(3,675)	(1,552)
Deferred leasing commissions	(1,534)	(1,623)
Prepaid expenses and other assets	(2,285)	(10,984)
Accounts payable and accrued expenses	(9,017)	(8,411)
Due to/from related parties	1,593	261
Tenants' security deposits	(172)	185
Net cash provided by (used in) operating activities	4,810	(7,956)
Cash flows from investing activities:
Acquisition deposits	—	529
Repayment of note receivable - related party	751	300
Investment in affiliate	—	(10,546)
Lender required reserves	—	10,273
Additions to real estate	(5,164)	(5,158)
Net cash used in investing activities	(4,413)	(4,602)
Cash flows from financing activities:
Distributions to common stockholders	(6,445)	(6,406)
Distributions to non-controlling interest	(3,646)	(4,282)
Borrowing from affiliate	3,800	—
Repayment under insurance premium finance note	(1,407)	(787)
Repayments under term loan notes	(722)	(7,791)
Borrowings under insurance premium finance note	2,826	1,576
Payments of deferred loan costs	—	(72)
Net cash used in by financing activities	(5,594)	(17,762)
Net change in cash and cash equivalents and restricted cash	(5,197)	(30,320)
Cash and cash equivalents and restricted cash, beginning of period	27,111	51,476
Cash and cash equivalents and restricted cash, end of period	$21,914	$21,156
Supplemental cash flow information:
Cash paid for interest	$5,023	$6,654
Supplemental disclosures of non-cash investing and financing activities:
Value of Director's stock compensation shares issued	$—	$76
Value of Common shares issued to acquire non-controlling interest	$—	$8,782
Acquisition of non-controlling interest	$—	$(8,858)
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

As of June 30, 2020 and 2019, the Company owned 43 commercial properties comprising approximately 6.7 million square feet plus three pad sites, all located in Texas. As of June 30, 2020 and 2019, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

On July 21, 2017, the Company and Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), entered into an agreement and plan of merger (the “XIX Merger Agreement”). On July 21, 2017, as subsequently modified on May 8, 2018, the Company, the Operating Partnership, Hartman Income REIT, Inc. (“HIREIT”) and Hartman Income REIT Operating Partnership LP, the operating partnership of HIREIT, (“HIROP”), entered into an agreement and plan of merger (the “HIREIT Merger Agreement,” and together with the XIX Merger Agreement, the “Merger Agreements”).

On May 14, 2020, the Merger Agreements were approved by the respective company shareholders. The effective date of the Mergers for financial reporting is July 1, 2020.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2019 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of June 30, 2020 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 2020, and the results of consolidated operations for the three and six months ended June 30, 2020 and 2019, the consolidated statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019. The results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of June 30, 2020 and December 31, 2019 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions.

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements.
Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties, as well as related party notes receivable. The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. Disclosure about the fair value of financial instruments is based on relevant information available as of June 30, 2020 and December 31, 2019.

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

Real Estate Joint Ventures and Partnerships

To determine the method of accounting for partially owned real estate joint ventures and partnerships, management determines whether an entity is a variable interest entity (“VIE") and, if so, determines which party is the primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.

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

Impairment

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there is no impairment indicated in the carrying value of our real estate assets as of June 30, 2020 and December 31, 2019.

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

For the three and six months ended June 30, 2020 and 2019, the Company incurred net income (loss) of $2,706,000 and $(931,000), respectively, and $4,590,000 and $(571,000), respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Income Per Share

The computations of basic and diluted income per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock. As of June 30, 2020 and 2019, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net income per share for the three and six months ended June 30, 2020 and 2019 because no shares are issuable.

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

Going Concern Evaluation

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Hartman SPE, LLC loan agreement (the “SASB Loan”) has an initial maturity date of October 9, 2020. The

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SASB Loan provides for three successive one-year maturity date extensions. In order to exercise each successive one-year extension options, the Hartman SPE, LLC must meet five conditions in order to extend the maturity date without any further qualification. One of the five conditions for extension of term is that Hartman SPE must have a debt yield, as defined, of 12.5% or greater as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, Hartman SPE has a debt yield of 13.25% and 13.29%, respectively. During the period from August 9, 2020 to September 9, 2020, management will deliver to the lender a written notice of one-year extension which will include (i) representation that no event of default or monetary default exists as of the date of such notice or will exist as of October 9, 2020; (ii) the Company shall have obtained an interest rate cap agreement; (iii) the debt yield is greater than 12.50%; and (iv) the Company shall pay all reasonable costs incurred in connection with the one-year extension.

Management has concluded that there is no substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements due to the loan maturity of the SPE Loan.

Reclassification
Certain items in the comparative consolidated financial statements have been reclassified to conform to the presentation adopted in the current period. The Consolidated Statement of Cash Flows presented for the six months ended June 30, 2019 was adjusted to present cash and cash equivalents and restricted cash, as restricted cash was previously reported as part of prepaid expenses and other assets.

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

Note 3 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	June 30, 2020	December 31, 2019
Land	$145,050	$145,050
Buildings and improvements	353,893	348,729
In-place lease value intangible	100,790	100,790
	599,733	594,569
Less: accumulated depreciation and amortization	(131,654)	(117,652)
Total real estate assets	$468,079	$476,917

       Depreciation expense for the three months ended June 30, 2020 and 2019 was $4,355,000 and $3,908,000, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $8,672,000 and $8,221,000, respectively. Amortization expense of in-place lease value intangible was $2,665,000 and $2,726,000 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense of in-place lease value intangible was $5,330,000 and $5,443,000 for the six months ended June 30, 2020 and 2019, respectively.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	June 30, 2020	December 31, 2019
In-place lease value intangible	$100,790	$100,790
In-place leases – accumulated amortization	(74,214)	(68,884)
Acquired lease intangible assets, net	$26,576	$31,906

As of June 30, 2020 and December 31, 2019, the Company owned 43 commercial properties comprising approximately 6.7 million square feet plus three pad sites, all located in Texas. As of June 30, 2020, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Asset management fees incurred and paid to Advisor were $440,000 and $880,000 for the three and six ended June 30, 2020 and 2019, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	June 30, 2020	December 31, 2019
Tenant receivables	$8,888	$5,929
Accrued rent	9,981	9,244
Allowance for uncollectible accounts	(2,641)	(2,597)
Accrued rents and accounts receivable, net	$16,228	$12,576

As of June 30, 2020 and December 31, 2019, the Company had an allowance for uncollectible accounts of $2,641,000 and $2,597,000, respectively.  For the three months ended June 30, 2020 and 2019, the Company recorded bad debt recovery in the amount of $0 and $877,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the six months ended June 30, 2020 and 2019, the Company recorded bad debt expense (recovery) in the amount of $23,000 and $(101,000), respectively. For the six months ended June 30, 2020 and 2019, the Company recorded $21,000 and $0 in write-offs, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	June 30, 2020	December 31, 2019
Deferred leasing commissions costs	$19,154	$17,620
Less: accumulated amortization	(7,570)	(6,830)
Deferred leasing commission costs, net	$11,584	$10,790

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at June 30, 2020 is as follows, in thousands:

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30,	Minimum Future Rents
2021	$68,291
2022	58,922
2023	46,160
2024	35,286
2025	22,481
Thereafter	35,946
Total	$267,086

Note 7 — Notes Payable, net

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. As of June 30, 2020, the Company was in compliance with all loan covenants, with respect to the loans above. Each of the loan agreements is secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $42,671,000 and $43,393,000 as of June 30, 2020 and December 31, 2019, respectively.

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

The following is a summary of the Company’s notes payable, in thousands:

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property/Facility	Payment (1)	Maturity Date	Rate	June 30, 2020	December 31, 2019
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$16,956	$17,260
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,316	7,435
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,316	7,435
Mitchelldale (2)	P&I	July 1, 2041	4.61%	11,083	11,263
Hartman SPE LLC (3)	IO	October 9, 2020	1.96%	259,000	259,000
Hartman XXI	IO	October 31, 2021	10.00%	8,200	4,400
				309,871	306,793
Less: unamortized deferred loan costs				(3,247)	(3,754)
				$306,624	$303,039
(1) Principal and interest (P&I) or interest only (IO).
(2) Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.
(3) Options to extend for three 1-year terms; first notice due between August 9, 2020 and September 9, 2020. Debt yield requirement is 12.5% or greater.

The Company's loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	June 30, 2020	December 31, 2019
Deferred loan costs	$5,272	$7,155
Less: deferred loan cost accumulated amortization	(2,025)	(3,401)
Total cost, net of accumulated amortization	$3,247	$3,754

Interest expense incurred for the three months ended June 30, 2020 and 2019 was $2,664,000 and $3,523,000, respectively, which includes amortization expense of deferred loan costs. Interest expense incurred for the six months ended June 30, 2020 and 2019 was $5,682,000 and $7,192,000, respectively, which included amortization expense of deferred loan costs. Interest expense of $668,000 and $516,000 was payable as of June 30, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company is required to provide audited financial statements for Hartman SPE, LLC within 120 days after the end of its fiscal year, which is December 31. The servicer for the lender has extended the time for delivery of the Hartman SPE, LLC audited annual financial statements.

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $322,821,000 and $308,671,000 as compared to book value of $309,871,000 and $306,793,000 as of June 30, 2020 and December 31, 2019, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of June 30, 2020 and December 31, 2019.

Note 8 — Income (Loss) Per Share

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common stockholders (in thousands)	$1,308	$(243)	$2,476	$92
Denominator:
Weighted average number of common shares outstanding, basic and diluted (in thousands)	18,418	18,418	18,418	18,182
Basic and diluted income (loss) per common share:	$0.07	$(0.01)	$0.13	$0.01

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

The Company pays acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. The Company pays property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. For the three months ended June 30, 2020 and 2019, the Company incurred property management fees and reimbursements of $2,049,000 and $2,007,000, respectively, and $521,000 and $1,255,000, respectively for leasing commissions owed to our Property Manager. We incurred asset management fees of $440,000 and $440,000, respectively, owed to the Advisor. For the six months ended June 30, 2020 and 2019, the Company incurred property management fees and reimbursements of $4,118,000 and $3,972,000, respectively, and $1,534,000 and $2,205,000, respectively for leasing commissions owed to our Property Manager. We incurred asset management fees of $880,000 and $880,000, respectively, owed to the Advisor. These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if the Company does not own all or a majority of an asset. There were no acquisition fees incurred to the Advisor for the six months ended June 30, 2020 and 2019,

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

respectively. Property management fees and reimbursements are included in property operating expense in the accompanying consolidated statements of operations. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

The Company also pays construction management fees for the Property Manager in connection with the construction management of the Company's properties. For the three months ended June 30, 2020 and 2019, the Company incurred construction management fees of $143,000 and $94,000, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred construction management fees of $309,000 and $361,000, respectively. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets.

The table below shows the related party balances the Company owes to and is owed by, in thousands:

	June 30, 2020	December 31, 2019
Due from HIREIT	$11,238	$10,359
Due to Hartman XIX	(3,932)	(4,059)
Due to vREIT XXI	(2,764)	(420)
Due to Advisor	(2,376)	(2,077)
Due to the Property Manager	(1,489)	(1,168)
Due to other related parties	(140)	(505)
	$537	$2,130

The Company owns 1,561,523 shares of the common stock of HIREIT which it acquired for cash consideration of $8,978,000. The Company’s investment in HIREIT is accounted for under the cost method. Management of HIREIT reported Net Asset Value ("NAV") per share of $8.18 as of December 31, 2019. The Company’s approximate 11% ownership interest in HIREIT is less than a controlling stake, and is reflected as “Investment in Affiliate” on the accompanying consolidated balance sheets. The Company received dividend distributions from HIREIT of $106,000 and $213,000 for the three and six months ended June 30, 2020 and 2019, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000. This note payable had an outstanding balance of $8,200,000 and $4,400,000 as of June 30, 2020 and December 31, 2019, respectively, which is included in Notes payable, net, in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of 10%. The Company recognized interest expense on the affiliate note in the amount of $204,000 and $314,000 for the three and six months ended June 30, 2020, which is included in interest expense in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended is December 31, 2020. This note receivable had an outstanding balance of $1,726,000 and $2,476,000 as of June 30, 2020 and December 31, 2019, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. For the three months ended June 30, 2020 and 2019, respectively, the Company recognized interest income on this affiliate note in the amount of $43,000 and $58,000, respectively. For the six months ended June 30, 2020 and 2019, respectively, the Company recognized interest income on this affiliate note in the amount of $86,000 and $119,000, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

The Company had a note receivable due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $4,200,000 as of June 30, 2020 and December 31, 2019, respectively, which is included in Notes receivable - related party in the accompanying consolidated balance sheets. The face amount of the promissory note is $4,500,000. Interest has been

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accrued on the loan amount at an annual rate of six percent (6%). The Company recognized interest income on the affiliate note in the amount of $63,000 and $126,000 for the three and six months ended June 30, 2020 and 2019, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In February 2019, the Company through TRS, loaned $6,782,455 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. This note receivable had an outstanding balance of $6,782,000 as of June 30, 2020 and December 31, 2019, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail III DST. The maturity date of the promissory note is February 29, 2021. The Company recognized interest income on this affiliate note in the amount of $169,000 and $0 for the three months ended June 30, 2020 and June 30, 2019, respectively. For the six months ended June 30, 2020 and June 30, 2019, interest income of $338,000 and $0 has been recognized by the Company, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In March 2019, the Company through TRS, loaned $3,829,711 pursuant to a promissory note in the face amount of up to $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. This note receivable had an outstanding balance of $3,830,000 as of June 30, 2020 and December 31, 2019, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Total Return, Inc. The maturity date of the promissory note is March 31, 2021. The Company recognized interest income on this affiliate note in the amount of $95,000 and $0, for the three months ended June 30, 2020 and June 30, 2019, respectively. For the six months ended June 30, 2020 and June 30, 2019, interest income of $191,000 and $0 has been recognized by the Company, which is included in interest and dividend income in the accompanying consolidated statements of operations.

VIEs are defined as entities with a level of invested equity that is not sufficient to fund future operations on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For identified VIEs, an assessment must be made to determine which party to the VIE, if any, has both the power to direct the activities of the VIE that most significantly impacts the performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company is not deemed to be the primary beneficiary of Retail II Holdings, Retail III Holdings or Ashford Bayou, each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings , Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements. The Company is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $25,045,000 as of June 30, 2020.

The following table reflects the net note receivable asset due to the Company, reflected in the accompanying consolidated balance sheets and the Company's maximum exposure to debt guarantees, in thousands:

	June 30, 2020	December 31, 2019
Note Receivable, net	$12,338	$13,088
Maximum Exposure	$25,045	$25,141

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

Preferred Stock

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of June 30, 2020, and December 31, 2019, respectively, the Company has issued 1,000 shares of convertible preferred stock to the Advisor at a price of $10.00 per share.

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

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company. These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors. For the three and six months ended June 30, 2020 and 2019, respectively, the Company granted 1,500 and 3,000 shares, respectively, of restricted common stock to independent directors as compensation for services and recognized $19,000 and $38,000 as stock-based compensation expense for each period, respectively. Share based compensation expense is based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Distributions

The following table reflects the total distributions the Company has declared to common stockholders, including the total amount declared, in thousands, and amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2020
2nd Quarter	$0.175	$3,220
1st Quarter	0.175	3,223
Total 2020 year to date	$0.350	$6,443

2019
4th Quarter	$0.175	$3,223
3rd Quarter	0.175	3,224
2nd Quarter	0.175	3,223
1st Quarter	0.171	3,141
Total 2019	$0.696	$12,811

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

          Forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have had a net loss for each annual period since our inception;
•	the risk that the pending Mergers will not be consummated within the expected time period or at all;
•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreements;
•	the failure to satisfy the conditions to completion of the pending Mergers;
•	risks related to disruption of management’s attention from the ongoing business operations due to the pending Mergers;
•	the effect of the announcement of the pending Mergers on our operating results and business generally;
•	the outcome of any legal proceedings relating to the pending Mergers;
•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
•	legislative or regulatory changes, including changes to laws governing REITS;
•	construction costs that may exceed estimates or construction delays;
•	increases in interest rates;
•	availability of credit or significant disruption in the credit markets;
•	litigation risks;
•	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
•	inability to obtain new tenants upon the expiration of existing leases at our properties;
•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	the continuing adverse impact of the novel coronavirus (“COVID-19”) on the U.S.and Texas economies and our financial condition and results of operations;
•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
•	the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and

•	changes to generally accepted accounting principles, or GAAP.

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

On July 16, 2013, we commenced our follow-on public offering, or our “follow-on offering,” of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. As of June 30, 2020, we had accepted subscriptions for, and issued shares of our common stock in our follow-on offering, including shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $181,800,895.

As of June 30, 2020 we owned 43 commercial real properties comprising approximately 6.7 million square feet plus three pad sites, all located in Texas.

The SASB Loan outstanding as of June 30, 2020 has an initial maturity date of October 9, 2020, which is within one year of the date that this Quarterly Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the uncertainty regarding the SASB Loan maturity, as set forth in Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements – Going Concern.”

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

On May 14, 2020, the Merger Agreements were approved by the respective company shareholders. The effective date of the Mergers for financial reporting is July 1, 2020.

Impact of the COVID-19 Pandemic

The corona virus, or COVID-19, pandemic, has caused and continues to cause significant disruptions to the United States and the Texas economy. The effects of COVID-19 and other adverse public health developments continue to effect and, in some instances, have materially affected the operational and financial viability of several our tenants.

We continue to carefully monitor the impact of the COVID-19 pandemic and its impact on our business. We are following guidelines established by the Centers for Disease Control and orders issued by the State of Texas and local governments where we operate. We have taken steps to safeguard our business and personnel from COVID-19, including among other initiatives, implementing non-essential travel restrictions and facilitating telecommuting arrangements for our personnel.

We are working closely with our tenants to facilitate their on-going operations or re-opening of their operations, safely and in accordance with guidelines issued by state and local governments. When we have learned of a confirmed case of COVID-19 involving an individual known to have been in one of our properties, we have promptly taken steps in cooperation with our tenants and vendors to disinfect and sanitize the affected areas and all common areas in the affected building or property.

To date, the effect of the COVID-19 pandemic on our business and financial condition has been moderate. Substantially all our revenue is generated through the receipt of rental and other tenant reimbursement payments from our tenants. Tenant collections by property type, beginning in April, are presented in the table below. Tenant collections have met or exceeded our expectations given the economic disruption of the local economies in which our tenants operate. We have adequate capital reserves for on-going commission costs associated with new and renewal leases as well as tenant improvements and other capital costs.

The future impact of the COVID-19 pandemic on our operations and financial condition will however depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain or mitigate the impact and effects of the pandemic, and the direct and indirect economic effects of the pandemic and containment measures. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Our collections as of July 20, 2020 of tenant rents, reimbursements and other income billed were as follows:

Property Type	April	May	June	July
Retail	68.7%	69.9%	84.1%	82.5%
Flex	96.5%	100.0%	95.3%	97.6%
Office	94.1%	93.4%	94.5%	93.1%
Industrial	97.9%	85.3%	97.9%	96.0%
Total	88.4%	88.1%	92.2%	91.0%

Investment Objectives and Strategy: Hartman Advantage

Our primary investment objectives are to:

•	realize growth in the value of our investments;
•	preserve, protect and return stockholders’ capital contributions; and
•	grow net cash from operations and pay regular cash distributions to our stockholders.

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

Our Real Estate Portfolio

As of June 30, 2020, we owned 43 commercial properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	77%	$1,615	$11.91	$11.64
Prestonwood Park	Dallas	105,783	78%	$1,818	$22.17	$22.44
Richardson Heights	Dallas	201,433	77%	$3,155	$20.21	$19.98
Cooper Street	Dallas	127,696	100%	$1,609	$12.60	$12.66
One Mason SC	Houston	75,183	90%	$951	$13.99	$13.86
Chelsea Square SC	Houston	70,275	79%	$611	$11.07	$10.79
Mission Center SC	Houston	112,971	90%	$864	$8.47	$7.72
Garden Oaks SC	Houston	106,858	71%	$1,029	$13.59	$13.56
Harwin	Houston	38,813	65%	$247	$9.80	$10.23
Fondren	Houston	93,196	90%	$834	$9.92	$9.67
Northeast Square SC	Houston	40,525	70%	$385	$13.53	$13.69
Walzem Plaza SC	San Antonio	182,713	72%	$1,493	$11.27	$11.37
Total - Retail		1,332,031	81%	$14,611	$13.62	$13.49
Office:
North Central Plaza	Dallas	198,374	77%	$2,396	$15.60	$14.98
Gateway Tower	Dallas	266,412	66%	$2,885	$16.53	$15.74
Bent Tree Green	Dallas	139,609	81%	$2,105	$18.65	$18.17
Parkway Plaza I&II	Dallas	136,506	84%	$1,910	$16.74	$16.67
Hillcrest	Dallas	203,688	84%	$2,613	$15.35	$15.31
Skymark	Dallas	115,700	81%	$1,706	$18.30	$17.85
Corporate Park Place	Dallas	113,429	73%	$1,385	$16.70	$17.08
Westway One	Dallas	165,982	92%	$3,128	$20.49	$20.37
Three Forest Plaza	Dallas	366,549	83%	$5,638	$18.53	$18.55
Spring Valley	Dallas	94,304	81%	$873	$11.41	$11.65
Tower Pavilion	Houston	87,589	86%	$977	$13.04	$13.30
The Preserve	Houston	218,689	89%	$3,214	$16.45	$16.29
Westheimer Central	Houston	182,506	77%	$1,578	$11.28	$10.80
11811 N Freeway	Houston	156,362	78%	$1,951	$16.02	$15.94
Atrium I	Houston	118,461	84%	$1,317	$13.17	$12.86
3100 Timmons	Houston	111,265	82%	$1,366	$14.97	$14.98
Cornerstone	Houston	71,008	64%	$579	$12.83	$12.68
Northchase	Houston	128,981	86%	$1,618	$14.59	$14.21
616 FM 1960	Houston	142,194	44%	$1,134	$18.31	$18.16
601 Sawyer	Houston	88,258	85%	$1,074	$14.29	$13.41
Gulf Plaza	Houston	120,651	89%	$2,301	$21.44	$21.63
Timbercreek Atrium	Houston	51,035	77%	$655	$16.66	$17.35
Copperfield	Houston	42,621	94%	$771	$19.26	$19.25
400 N. Belt	Houston	230,872	55%	$1,385	$10.88	$10.96
Ashford Crossing	Houston	158,451	72%	$1,964	$17.19	$16.95
Regency Square	Houston	64,063	84%	$696	$12.92	$12.52
Energy Plaza	San Antonio	180,119	77%	$2,787	$20.03	$20.17
One Technology Ctr	San Antonio	196,348	96%	$4,684	$24.80	$24.65
Total -office		4,150,026	77%	$54,690	$16.77	$16.60
Industrial/Flex
Central Park	Dallas	73,099	88%	$583	$9.08	$8.93
Quitman	Houston	736,957	88%	$1,290	$1.98	$1.98
Mitchelldale	Houston	377,752	96%	$2,368	$6.53	$6.44
Total -Industrial/Flex		1,187,808	89%	$4,241	$3.94	$3.90

Grand Total		6,669,865	81%	$73,542	$13.59	$13.46

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on May 13, 2020, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to these policies during the six months ended June 30, 2020.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2020 versus June 30, 2019.

       As of June 30, 2020 and 2019, respectively, we owned 43 commercial properties comprising approximately 6.7 million square feet plus three pad sites, all located in Texas. As of June 30, 2020 and 2019, respectively, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Revenues - The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended June 30, 2020 and June 30, 2019, we had total rental revenues and tenant reimbursements of $22,049,000 and $19,383,000, respectively. The difference is primarily attributable to the increase in rental revenues of $1,609,000 which includes increases in rent of $715,000, straight line $577,000 and $316,000 for free rent-concession. For the six months ended June 30, 2020 and June 30, 2019, we had total rental revenues and tenant reimbursements of $45,188,000 and $42,559,000, respectively. The difference is primarily attributable to the increase in rental revenues of $2,100,000, which includes increases in rent of $1,343,000, straight line rent of $300,000 and $457,000 for free rent-concession; as well as an increase in tenant reimbursements and other revenues of $529,000.

Property operating expenses - Property operating expenses consist of contract services, repairs and maintenance, utilities, management fees and property level administrative expense including bad debt expense. For the three months ended June 30, 2020 and June 30, 2019, we had property operating expenses of $5,014,000 and $5,392,000, respectively. The decrease is mainly due to decrease in electricity expenses of $122,000 and a decrease in janitorial services of $115,000, decrease in insurance proceeds of $112,000. For the six months ended June 30, 2020 and June 30, 2019, we had property operating expenses of $11,959,000 and $13,010,000, respectively, mainly due to decrease in hurricane and flood damage expenses of $338,000, decrease in insurance proceeds related to hurricane and flood damage expenses of $229,000, decrease in electricity expenses of $310,000, and a decrease in janitorial contract services of $186,000.

Asset management fees - We pay asset management fees to our advisor in connection with the management of our properties. Asset management fees incurred to our advisor were $440,000 and $880,000 for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

Real estate taxes and insurance - Real estate taxes and insurance for the three months ended June 30, 2020 and June 30, 2019 were $3,598,000 and $3,077,000, respectively and $6,768,000 and $6,234,000 for the six months ended June 30, 2020 and June 30, 2019, respectively. The increase is attributable to a substantial increase in insurance premiums effective in the second quarter of 2020.
Depreciation and amortization - Depreciation and amortization for the three months ended June 30, 2020 and June 30, 2019 were $7,020,000 and $6,634,000, respectively, and $14,002,000 and $13,664,000 for the six months ended June 30, 2020 and June 30, 2019, respectively.

General and administrative expenses - General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director's compensation. General and administrative expenses for the three months ended June 30, 2020 and June 30, 2019 were $1,082,000 and $1,486,000, respectively. The decrease is primarily due to a decrease in leasing commission amortization of $197,000 and a decrease in accounting fees of $221,000. For the six months ended June 30, 2020 and June 30, 2019, general and administrative expenses were $2,259,000 and $2,663,000, respectively. The decrease is primarily due to a decrease in leasing commission amortization of $388,000.

Interest expense - Interest expense for the three months ended June 30, 2020 and June 30, 2019, were $2,664,000 and $3,523,000 ,respectively and $5,682,000 and $7,192,000 for the six months ended June 30, 2020 and June 30, 2019 . Interest decreased by $859,000 and $1,510,000, respectively, for the three and six months ended June 30, 2020 compared to the same periods ended June 30, 2019, mainly due to one-month LIBOR decrease due to the COVID-19 pandemic effect on the capital markets.

Net income (loss) - We generated a net income (loss) of $2,706,000 and $(931,000) for the three months ended June 30, 2020 and June 30, 2019, respectively. The difference is primarily attributable to increase in total revenues of $2,666,000 and a decrease in total expenses of $971,000 described above. For the six months ended June 30, 2020 and June 30, 2019 we generated a net income (loss) of $4,590,000 and $(571,000), respectively. The difference is primarily attributable to increase in total revenues of $2,629,000 and a decrease in total expenses of $2,532,000 described above.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2020 and 2019 including a reconciliation of such non-GAAP financial performance measures to our net income (loss), in thousands.

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$2,706	$(931)	$4,590	$(571)
Depreciation and amortization of real estate assets	7,020	6,634	14,002	13,664
Funds from operations (FFO)	9,726	5,703	18,592	13,093
Modified funds from operations (MFFO)	$9,726	$5,703	$18,592	$13,093

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through June 30, 2020, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Year ended December 31, 2011	$255	$242	$497
Year ended December 31, 2012	891	869	1,760
Year ended December 31, 2013	1,681	1,594	3,275
Year ended December 31, 2014	2,479	2,358	4,837
Year ended December 31, 2015	3,475	3,718	7,193
Year ended December 31, 2016	8,918	2,988	11,906
Year ended December 31, 2017	12,650	—	12,650
Year ended December 31, 2018	12,555	—	12,555
Year ended December 31, 2019	12,772	—	12,772
Quarter ending March 31, 2020	3,223	—	3,223
Quarter ending June 30, 2020	3,222		$3,222
Total	$62,121	$11,769	$73,890

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

Distributions to non-controlling interests were $2,145,000 and $2,135,000 for the three months ended June 30, 2020 and 2019, respectively. Distributions to non-controlling interests were $4,283,000 and $4,282,000 for the six months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020, we paid aggregate distributions of $6,445,000 in cash to common stockholders. During the same period, cash provided by operating activities was $4,810,000 and our FFO was $18,592,000. For the six months ended June 30, 2020, 100% of distributions were paid from cash provided by operating activities. For the six months ended June 30, 2019, we paid aggregate distributions of $6,366,000. During the same period, cash used in operating activities was $7,956,000, and our FFO was $13,093,000. For the six months ended June 30, 2019, 0% of distributions were paid from cash provided by operating activities and 100% from other proceeds.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of June 30, 2020, our outstanding secured debt is $301,671,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

As of June 30, 2020 and December 31, 2019, Hartman SPE has a debt yield of 13.25% and 13.29%, respectively. During the period from August 9, 2020 to September 9, 2020, management will deliver to the lender a written notice of one-year extension which will include (i) representation that no event of default or monetary default exists as of the date of such notice or will exist as of October 9, 2020; (ii) the Company shall have obtained an interest rate cap agreement; (iii) the debt yield is greater than 12.50%; and (iv) the Company shall pay all reasonable costs incurred in connection with the one-year extension.

Management has concluded that there is no substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements due to the loan maturity of the SPE Loan.

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

The consolidated financial statements as of June 30, 2020 include the accounts of the Company, our operating partnership and its subsidiaries and Hartman SPE, LLC. Prior to October 1, 2018, our consolidated financial statements did not include Hartman SPE, LLC.

Cash Flows from Operating Activities

For the six months ended June 30, 2020 and 2019, net cash provided by (used in) operating activities was $4,810,000 and $(7,956,000), respectively. The increase is mainly due to an increase in net income of $4,950,000 and a decrease in prepaid expenses and other assets of $8,699,000.

Cash Flows from Investing Activities

For the six months ended June 30, 2020 and 2019, net cash used in investing activities was $4,413,000 and $4,602,000, respectively.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 and 2019, respectively, was $5,594,000 and $17,762,000. The decrease in cash used in financing activities is primarily due to the retirement of the pre Hartman SPE Promenade loan and due to additional funds received from an affiliate of $3,800,000.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2020, our borrowings were not in excess of 300% of the value of our net assets.

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

As of June 30, 2020, we had notes payable totaling an aggregate principal amount of $309,871,000. For more information on our outstanding indebtedness, see Note 7 (Notes payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company is a covenant guarantor for the secured mortgage indebtedness of VIEs in the total amount of $25,045,000 and $25,141,000 as of June 30, 2020 and December 31, 2019, respectively. The Company is not deemed to be the primary beneficiary of the VIEs. See Note 10 (Related Party Transactions).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the notes to the accompanying consolidated financial statements included in this quarterly report.

Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 13, 2020, and Note 10 (Related Party Transactions) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q as of June 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

The outbreak of the novel coronavirus, COVID-19, has caused and could continue to cause severe disruptions in the United States as well as Texas state and local economies and could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has caused significant disruptions to the United States economy as well as the economies of the State of Texas and major Texas communities and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain cities where we own properties and/or have development sites, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.

The future impact of the COVID-19 pandemic on our operations and financial condition will however depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain or mitigate the impact and effects of the pandemic, and the direct and indirect economic effects of the pandemic and containment measures. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, including:

•failure of our tenants to perform tenant obligations under our leases including but not limited to timely payment of rent and other charges;
•the disruptive impact on tenant personnel resources, which could hinder our ability to renew expiring leases, initiate or complete tenant build-out and construction projects and otherwise interfere with our tenant relationships;
•disruptions in the supply of materials or products or the inability of contractors to perform on timely basis tenant improvement construction or other construction and development;
•a general decline in business activity and demand for real estate transactions, which could adversely affect our ability or desire to continue growing our portfolio of properties;
•the likelihood that the impact of COVID-19 could result in an event or change in circumstances that results in an impairment charge in the value of one or more of our properties, which would result in an immediately negative adjustment to our earnings and could have a material adverse effect on our business, financial conditions and results of operations in the period in which the charge takes place;
•uncertainty as to whether business interruption, loss of rental income and/or other associated expenses related to our operations across our portfolio will be covered by our insurance policies, which may increase unreimbursed liabilities; and
•the potential negative impact on the health of our personnel, including our senior management team, particularly if a significant number of our employees or key members of our senior management are impacted, which could result in a deterioration in our ability to ensure business continuity during a disruption.

Our stockholders will be diluted by the Mergers.
The Mergers will dilute the ownership position of our current stockholders and result in our stockholders (excluding stockholders affiliated with our advisor or sponsor) having an ownership stake in us that is smaller than their current stake in our company. In connection with the Mergers, we will issue up to approximately 19,192,000 shares of our common stock to the holders of shares of Hartman XIX and HIREIT capital stock, based on the exchange ratios set forth in the Merger Agreements and the shares of Hartman XIX and HIREIT capital stock issued and outstanding as of June 30, 2020. Our current stockholders (excluding stockholders affiliated with our advisor or sponsor) are expected to hold in the aggregate approximately 49% of the issued and outstanding shares of our common stock following the Mergers, based on the ownership of stock by shareholders of each of the Merger Parties and the conversion ratios established in the Merger Agreements and the approximately 18,117,000 shares of our common stock issued and outstanding as of June 30, 2020. In addition, approximately 979,000 units of limited partnership interest in our operating partnership are issuable in connection with the Partnership Merger. Consequently, our stockholders (excluding stockholders affiliated with our advisor or sponsor), as a general matter, will have less influence over the management and policies of us after the Mergers than they exercised over the management and policies of us immediately prior to the Mergers.
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

Date:  August 14, 2020

By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:  August 14, 2020

By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)