Form 10-Q
period 2020-09-30
Hartman Short Term Income Properties XX, Inc.
filed 2020-11-20
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 1, 2020, there were 35,313,239 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2020	December 31, 2019
ASSETS	Unaudited
Real estate assets, at cost	$607,470	$594,569
Accumulated depreciation and amortization	(138,894)	(117,652)
Real estate assets, net	468,576	476,917

Cash and cash equivalents	321	1,033
Restricted cash	24,125	26,078
Accrued rent and accounts receivable, net	14,269	12,576
Notes receivable - related party	1,726	17,288
Deferred leasing commission costs, net	11,148	10,790
Goodwill	250	250
Acquired intangibles	8,685	—
Prepaid expenses and other assets	2,142	735
Real estate held for development	5,130	—
Due from related parties	1,142	2,130
Investment in affiliate	201	8,978
Total assets	$537,715	$556,775

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$303,628	$303,039
Accounts payable and accrued expenses	27,749	23,444
Tenants' security deposits	5,286	5,286
Total liabilities	336,663	331,769

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 35,306,889 shares and 18,417,687 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	35	18
Additional paid-in capital	310,818	174,019
Accumulated distributions and net loss	(120,419)	(109,406)
Total stockholders' equity	190,434	64,631
Noncontrolling interests in subsidiary	10,618	160,375
Total equity	201,052	225,006
Total liabilities and equity	$537,715	$556,775
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenues	$18,174	$18,444	$55,617	$53,787
Tenant reimbursements and other revenues	3,119	3,497	10,864	10,713
Management and advisory income	1,039	—	1,039	—
Total revenues	22,332	21,941	67,520	64,500

Expenses (income)
Property operating expenses	5,911	7,770	17,870	20,780
Organization and offering costs	115	—	115	—
Asset management fees	—	440	880	1,320
Real estate taxes and insurance	3,063	3,087	9,831	9,321
Depreciation and amortization	7,240	6,989	21,242	20,653
Management and advisory expenses	2,590	—	2,590	—
General and administrative	3,625	1,388	5,884	4,051
Interest expense	2,272	3,433	7,954	10,625
Interest and dividend income	(311)	(833)	(1,263)	(1,346)
Total expenses, net	24,505	22,274	65,103	65,404
Net (loss) income	(2,173)	(333)	2,417	(904)
Net (loss) income attributable to noncontrolling interests	(25)	(622)	2,089	(1,285)
Net (loss) income attributable to common stockholders	$(2,148)	$289	$328	$381
Net (loss) income attributable to common stockholders per share	$(0.06)	$0.02	$0.01	$0.02
Weighted average number of common shares outstanding, basic and diluted	35,307	18,418	29,168	18,265
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	1	$—	18,418	$18	$173,950	$(101,436)	$72,532	$164,738	$237,270
Dividends and distributions (cash)	—	—	—	—	—	(3,224)	(3,224)	(233)	(3,457)
Net income (loss)	—	—	—	—	—	289	289	(622)	(333)
Balance at September 30, 2019	1	$—	18,418	$18	$173,950	$(104,371)	$69,597	$163,883	$233,480

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	1	$—	18,418	$18	$174,019	$(113,373)	$60,664	$158,206	$218,870
HIREIT and XIX merger	—	—	16,889	17	136,799	1,264	138,080	(147,331)	(9,251)
Dividends and distributions (cash)	—	—	—	—	—	(6,162)	(6,162)	(232)	(6,394)
Net loss	—	—	—	—	—	(2,148)	(2,148)	(25)	(2,173)
Balance at September 30, 2020	1	$—	35,307	$35	$310,818	$(120,419)	$190,434	$10,618	$201,052

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	1	$—	17,712	$18	$165,084	$(95,162)	$69,940	$178,541	$248,481
Issuance of common shares	—	—	6	—	76	—	76	—	76
Purchase of non-controlling interest	—	—	700	—	8,790		8,790	(8,858)	(68)
Dividends and distributions (cash)	—	—	—	—	—	(9,590)	(9,590)	(4,515)	(14,105)
Net income (loss)	—	—	—	—	—	381	381	(1,285)	(904)
Balance, September 30, 2019	1	$—	18,418	$18	$173,950	$(104,371)	$69,597	$163,883	$233,480

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	1	$—	18,418	$18	$174,019	$(109,406)	$64,631	$160,375	$225,006
HIREIT and XIX merger	—	—	16,889	17	136,799	1,264	138,080	(147,331)	(9,251)
Dividends and distributions (cash)	—	—	—	—	—	(12,605)	(12,605)	(4,515)	(17,120)
Net income	—	—	—	—	—	328	328	2,089	2,417
Balance, September 30, 2020	1	$—	35,307	$35	$310,818	$(120,419)	$190,434	$10,618	$201,052

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,417	$(904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	488	58
Depreciation and amortization	21,242	20,653
Deferred loan and lease commission costs amortization	1,936	2,572
Bad debt expense	875	39
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(3,551)	(2,626)
Deferred leasing commissions	(1,534)	(3,849)
Prepaid expenses and other assets	(1,317)	(246)
Accounts payable and accrued expenses	(5,551)	(6,144)
Due to/from related parties	(1,514)	1,276
Tenants' security deposits	—	314
Net cash provided by operating activities	13,491	11,143
Cash flows from investing activities:
Acquisition deposits	—	529
Repayment of note receivable - related party	11,362	950
Investment in affiliate - related party	—	(10,546)
Additions to real estate	(8,460)	(8,412)
Net cash provided by (used in) investing activities	2,902	(17,479)
Cash flows from financing activities:
Distributions to common stockholders	(12,607)	(9,590)
Distributions to non-controlling interest	(4,076)	(4,515)
Repayment to an affiliate	(1,611)	—
Repayment under insurance premium finance note	(1,924)	(1,261)
Repayments under term loan notes	(1,038)	(8,092)
Borrowings under insurance premium finance note	2,213	1,577
Payments of deferred loan costs	(15)	(72)
Net cash used in financing activities	(19,058)	(21,953)
Net change in cash and cash equivalents and restricted cash	(2,665)	(28,289)
Cash and cash equivalents and restricted cash, beginning of period	27,111	51,476
Cash and cash equivalents and restricted cash, end of period	$24,446	$23,187
Supplemental cash flow information:
Cash paid for interest	$7,339	$9,879
Supplemental disclosure of non-cash activities:
HIREIT and XIX merger	$200,232	$—
Issuance of Hartman XX OP units for 70% interest in Hartman Advisors	$6,788	$—
Issuance of Hartman XX OP units for HIREIT OP units	$10,284	$—
Value of Common shares issued to acquire non-controlling interest	$—	$8,790
Acquisition of non-controlling interest	$—	$(8,858)
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

On July 21, 2017, the Company and Hartman XIX, entered into an agreement and plan of merger (the “XIX Merger Agreement”). On July 21, 2017, as subsequently modified on May 8, 2018, the Company, the Operating Partnership, HIREIT and Hartman Income REIT Operating Partnership LP, the operating partnership of HIREIT, (“HIROP”), entered into an agreement and plan of merger (the “HIREIT Merger Agreement,” and together with the XIX Merger Agreement, the “Merger Agreements”).

On May 14, 2020, the Merger Agreements were approved by the respective company shareholders. The effective date of the Mergers for financial reporting is July 1, 2020.

Substantially all of our business is conducted through our wholly owned subsidiary, the Operating Partnership and SPE LLC. Our wholly-owned subsidiary, Hartman XX REIT GP LLC, a Texas limited liability company, is the sole general partner of the Operating Partnership. We are the sole limited partner of the Operating Partnership. Our wholly-owned subsidiary, Hartman SPE Management, LLC ("SPE Management") is the manager of SPE LLC. Our single member interests in our limited liability company subsidiaries are owned by the Operating Partnership or its wholly owned subsidiaries.

Prior to July 1, 2020 and subject to certain restrictions and limitations, Hartman Advisors LLC ("Advisor") was responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Management of the Company’s properties and the Properties, is provided pursuant to property management agreements with Hartman Income REIT Management, Inc. (the "Property Manager"), formerly a wholly-owned subsidiary of HIREIT and effective July 1, 2020, our wholly owned subsidiary. Effective with the Mergers and the acquisition of the 70% interest of Advisor not acquired as part of the Mergers, we are a self advised and self-managed REIT.

As of September 30, 2020 and 2019, respectively, the Company owned 44 and 43 commercial properties comprising approximately 6.8 and 6.7 million square feet plus four and three pad sites and two and zero land developments, all located in Texas. As of September 30, 2020 and 2019, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 and 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Previously, the Board of Directors (the "Board") of the Company established a share redemption program (the "Redemption Plan"), which permitted stockholders to sell their shares back to the Company, subject to certain significant conditions and limitations. On May 31, 2018, the Board voted to suspend the Redemption Plan. On July 28, 2020, the Board reopened the Redemption Plan for the death and disability or financial hardship of a shareholder. On October 1, 2020, the Board approved by unanimous written consent to further reopen the Redemption Plan, subject to certain significant conditions and limitations for additional shareholders.

On October 1, 2020, the Board approved a new compensation plan for independent directors of the Board which was effective July 1, 2020. The plan revised compensation for independent directors with respect to both cash and annual equity compensation and included a one-time award of $100,000 in stock to current and former directors who participated in the mergers of HIREIT and Hartman XIX with and into the Company.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2019 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of September 30, 2020 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2020, and the results of consolidated operations for the three and nine months ended September 30, 2020 and 2019, the consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019. The results of the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

On May 14, 2020, the Merger Agreements were approved by the respective company shareholders. The accompanying consolidated financial statements reflect the financial condition and results of operations of the Company with an effective Mergers date of July 1, 2020.

These unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, the Operating Partnership and its subsidiaries, and Hartman SPE, LLC.  All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of September 30, 2020 and December 31, 2019 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions.

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements.
Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties, as well as related party notes receivable. The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. Disclosure about the fair value of financial instruments is based on relevant information available as of September 30, 2020 and December 31, 2019.

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

The Property Manager recognizes revenue attributable to property management fees and reimbursements, leasing fees and commissions, and development and construction fees for services provided to non-consolidated Hartman affiliates. The Advisor, through its wholly owned subsidiary Hartman vREIT XXI Advisor, LLC, recognizes acquisition fees and asset management fees for property acquisitions and company management of affiliated and sponsored, non-consolidated Hartman affiliates.

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

Real Estate Joint Ventures and Partnerships

To determine the method of accounting for partially owned real estate joint ventures and partnerships, management determines whether an entity is a variable interest entity ("VIE") and, if so, determines which party is the primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financing and capital structure, and contractual relationships and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.

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

Impairment

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there is no impairment indicated in the carrying value of our real estate assets as of September 30, 2020 and December 31, 2019.

Accrued Rent and Accounts Receivable

       Accrued rent and accounts receivable includes base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rent and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.

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

Acquired intangibles

Acquired intangibles are the fair value of the interests in Property Manager and Advisor contributed to the Company on July 1, 2020 during the merger.

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

For the three and nine months ended September 30, 2020 and 2019, the Company incurred net (loss) income of $(2,173,000) and $(333,000), respectively, and $2,417,000 and $(904,000), respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Income Per Share

The computations of basic and diluted income per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock. As of September 30, 2020 and 2019, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net income per share for the three and nine months ended September 30, 2020 and 2019 because no shares are issuable.

Concentration of Risk

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

Going Concern Evaluation

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Hartman SPE, LLC loan agreement (the “SASB Loan”) had an initial maturity date of October 9, 2020. The SASB Loan provides for three successive one-year maturity date extensions. On October 9, 2020, SPE LLC executed a maturity date extension agreement to extend the maturity date to October 9, 2021.

The SASB Loan requires that SPE LLC have a debt yield, as defined, greater than or equal to 12.50% The first SASB Loan extension was completed on the basis that the debt yield as of June 30, 2020 was 13.25%. Debt yield is calculated by dividing annual net operating income by debt. The second one-year SASB Loan extension is within one year of the issuance of these consolidated financial statements. Uncertainty as to the debt yield calculation as of June 30, 2021 and the Company's ability to exercise the next remaining SASB Loan extension option, require management to conclude, in accordance with guidance provided by ASU 2014-15, that there is a substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements solely on the basis of the uncertainty regarding the loan maturity extension of the SASB Loan. Management believes that SPE LLC will be able to extend the maturity date for the next one year period which will mitigate the maturity date issue.

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

As of December 31, 2019, the Company has a ground lease for a parking lot located adjacent to the property at 601 Sawyer, Houston, Texas. The parking lot lease agreement has been renewed and now expires at the end of September 2025. The Sawyer property is included in the Company’s financial statements as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019.

Lease payments under the parking lot lease agreement are $3,500 per month through September 30, 2020 and $4,000 per month from October 1, 2020 through September 30, 2025. As of September 30, 2020, there are 60    monthly payments remaining under the lease agreement for a total of $240,000.

The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In connection with the new revenue guidance (ASC 606), the new revenue standard will apply to other components of revenue deemed to be non-lease components, such as reimbursement for certain expenses which are based on usage. Under the new guidance, we will continue to recognize the lease components of lease revenue on a straight-line basis over the respective lease terms as we do under prior guidance. However, we would recognize these non-lease components under the new revenue guidance as the related services are delivered. As a

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

result, the total revenue recognized over time would not differ under the new guidance. This does not result in a difference from how the Company has historically recognized revenue for these lease and non-lease components.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) :Measurement of Credit Losses on Financial Instruments. The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after January 2023, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements when adopted.

Note 3 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	September 30, 2020	December 31, 2019
Land	$146,008	$145,050
Buildings and improvements	359,408	348,729
In-place lease value intangible	102,054	100,790
	607,470	594,569
Less: accumulated depreciation and amortization	(138,894)	(117,652)
Total real estate assets	$468,576	$476,917

       Depreciation expense for the three months ended September 30, 2020 and 2019 was $4,567,000 and $4,116,000, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $13,239,000 and $12,337,000, respectively. Amortization expense of in-place lease value intangible was $2,673,000 and $2,873,000 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense of in-place lease value intangible was $8,003,000 and $8,315,000 for the nine months ended September 30, 2020 and 2019, respectively.
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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	September 30, 2020	December 31, 2019
In-place lease value intangible	$102,054	$100,790
In-place leases – accumulated amortization	(76,887)	(68,884)
Acquired lease intangible assets, net	$25,167	$31,906

As of September 30, 2020 and 2019, respectively, the Company owned 44 and 43 commercial properties comprising approximately 6.8 and 6.7 million square feet plus four and three pad sites and two and none land developments, all located in Texas. As of September 30, 2020 and 2019, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 and 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Asset management fees incurred and paid to Advisor were $0 and $440,000, $880,000 and $1,320,000 for the three and nine months ended September 30, 2020 and 2019, respectively. Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations.

Acquisition of HIREIT

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective July 1, 2020, in connection with the Mergers, the Company acquired interests in (i) one commercial real estate property, (ii) one pad site development in progress, (iii) a 34.38% member interest in SPE LLC, (iv) the Property Manager and (v) a 30% interest in Advisor.

As of the date of the Mergers, there were 12,378,718 shares of HIREIT common stock issued and outstanding and 1,214,197 HIROP OP units, which converted to 9,525,691 shares of Company stock and 913,346 OP units of Hartman XX Operating Partnership units ("XX OP units"); resulting in aggregate merger consideration of $117,544,000.

Acquisition of Hartman XIX

Effective July 1, 2020, in connection with the Mergers, the Company acquired interests in (i) two commercial land developments in progress and (ii) a 26.99% interest in SPE LLC.

As of the date of the Mergers, there were 5,895,967 shares of Hartman XIX preferred stock and 100 common shares issued and outstanding, which converted to 7,343,511 shares of Company stock, resulting in aggregate merger consideration of $82,688,000.

After consideration of all applicable factors pursuant to ASC 805, the Company is considered the “legal acquirer” because the Company is issuing common stock to HIREIT and Hartman XIX stockholders, and also due to various factors including that the Company’s stockholders immediately preceding the Merger hold the largest portion of the voting rights in the Company immediately after the Merger.

The value of the Company’s common shares and Hartman XX Operating Partnership units is presented based on the most recent net asset value (“NAV”) determination by the Company which is $11.26 per common share and OP unit.

For the three and nine months ended September 30, 2020 and 2019, in connection with our acquisitions, we incurred acquisition costs of $0 and $15,000, and $132,000 and $26,000, respectively, recorded in general and administrative costs and expenses. We included the operating results of HIREIT and Hartman XIX in our consolidated results of operations, effective July 1, 2020. During the three months ended September 30, 2020, our consolidated statement of operations includes revenues of $1,270,000 and net loss of $1,103,000 associated with the operations of HIREIT and Hartman XIX.

The following table illustrates the fair value of assets and liabilities of HIREIT and Hartman XIX contributed in the merger on July 1, 2020, in thousands:

	HIREIT	XIX	Combined
Assets
Real estate assets	$3,376	$4,774	$8,150
Cash and cash equivalents, accounts receivable, prepaid expenses and other assets, and due from related parties	4,943	111	5,054
Notes receivable – related party	—	3,900	3,900
Acquired intangibles	8,514	171	8,685
Investment in HIREIT	—	2,845	2,845
Investment in SPE LLC	111,369	87,430	198,799
Investment in other affiliates	201	—	201
Total Assets	$128,403	$99,231	$227,634

Liabilities
Notes payable	$6,393	$4,200	$10,593
Accounts payable and accrued expenses, and due to related parties	4,466	8,475	12,941
Unpaid preferred dividends due to Hartman XIX shareholders	—	3,868	3,868
Total Liabilities	$10,859	$16,543	$27,402

Net assets acquired	$117,544	$82,688	$200,232

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of all assets and liabilities presented above is management's best estimate and is subject to change during the measurement period due to management's receiving the final valuations performed by the third party.

The purchase price allocation was based on the Company’s assessment of the fair value of the acquired assets and liabilities, as summarized below.

Real estate assets – the fair value is based on the independent third party appraisal. The fair value cost of real estate assets added as of July 1, 2020 was segregated and allocated to land, buildings and improvements and in-place lease value intangible. Depreciation and amortization of the real estate assets added on July 1, 2020 commenced as of that date.

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, and due from related parties – recorded at cost basis which approximates fair value.

Notes receivable from related parties – recorded at cost basis which approximates fair value.

Acquired intangibles - the fair value was estimated to be equal to the fair value per the Company's registration statement on Form S-4.

Investment in HIREIT - the fair value is based on 347,826 HIREIT common shares time the estimated net asset value of $8.18 per share determined by HIREIT as of December 31, 2019.

Investment in SPE LLC - the fair value is based on the net asset value of SPE LLC of $323,934,000 determined by the Company as of June 30, 2020.

Investment in other affiliates - recorded at cost basis which approximates fair value.

Notes payable – recorded at cost basis which approximates fair value.

Accounts payable and accrued expenses, and due to related parties - recorded at cost basis which approximates fair value.

Unpaid preferred dividends due to Hartman XIX shareholders - recorded at cost basis which approximates fair value.

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	September 30, 2020	December 31, 2019
Tenant receivables	$7,221	$5,929
Accrued rent	9,970	9,244
Allowance for uncollectible accounts	(2,922)	(2,597)
Accrued rents and accounts receivable, net	$14,269	$12,576

As of September 30, 2020 and December 31, 2019, the Company had an allowance for uncollectible accounts of $2,922,000 and $2,597,000, respectively.  For the three months ended September 30, 2020 and 2019, the Company recorded bad debt expense in the amount of $852,000 and $140,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the nine months ended September 30, 2020 and 2019, the Company recorded bad debt expense in the amount of $875,000 and $39,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded $550,000 and $0 in write-offs, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	September 30, 2020	December 31, 2019
Deferred leasing commissions costs	$19,154	$17,620
Less: accumulated amortization	(8,006)	(6,830)
Deferred leasing commission costs, net	$11,148	$10,790

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at September 30, 2020 is as follows, in thousands:

September 30,	Minimum Future Rents
2021	$68,993
2022	58,534
2023	45,989
2024	34,952
2025	21,653
Thereafter	34,104
Total	$264,225

Note 7 — Notes Payable

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. As of September 30, 2020, the Company was in compliance with all loan covenants, with respect to the loans above. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $42,356,000 and $43,393,000 as of September 30, 2020 and December 31, 2019, respectively.

On October 1, 2018, the Company through SPE LLC and Goldman Sachs Mortgage Company entered into a $259,000,000 term loan agreement (the "SASB Loan". The Company together with its affiliates HIREIT, Hartman XIX and vREIT XXI, contributed a total of 39 commercial real estate properties to Hartman SPE, LLC in exchange for membership interests in SPE LLC.

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

The outstanding principal of the SASB loan bears interest at the one-month LIBOR rate plus 1.8%. The SASB Loan is subject to an interest rate cap arrangement with caps LIBOR at 3.75% during the initial term of the SASB Loan.

On October 9, 2020, the Company signed a maturity date extension agreement to extend the maturity date for one additional year to October 9, 2021. Options remain to extend for two additional one-year terms. Notice to exercise the next

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

one-year maturity extension option is due not less than 30 days nor more than 60 days from the current maturity date. Exercise of each extension option is subject to certain compliance and non-default requirements and a minimum debt yield of 12.5%.

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

The SASB Loan is secured by, among other things, mortgages on the Properties. The Company, HIREIT and Hartman XIX, entered into a guaranty agreement in favor of the lender, whereby each guarantor unconditionally guaranties the full and timely performance of the obligations set forth in the loan agreement and all other loan documents, including the payment of all indebtedness and obligations due under the loan agreement. As a result of the Mergers, the Company is the sole guarantor.
The following is a summary of the Company’s notes payable, in thousands:

Property/Facility	Payment (1)	Maturity Date	Rate	September 30, 2020		December 31, 2019
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$16,824	$	$17,260
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,264		7,435
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,264		7,435
Mitchelldale (2)	P&I	July 1, 2041	4.61%	11,004		11,263
Hartman SPE LLC (3)	IO	October 9, 2021	1.95%	259,000		259,000
EWB - SBA PPP (4)		December 31, 2020	—%	2,492		—
Hartman XXI	IO	October 31, 2021	10.00%	2,789		4,400
				$306,637		$306,793
Less: unamortized deferred loan costs				(3,009)		(3,754)
				$303,628		$303,039
(1)    Principal and interest (P&I) or interest only (IO).
(2)    Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.
(3)    On October 9, 2020, the Company signed a maturity date extension agreement to extend the maturity date for one additional year to October 9, 2021. Options remain to extend for two additional one-year terms. Notice to exercise the next one-year maturity extension option is due not less than 30 days nor more than 60 days from the current maturity date. Exercise of each extension option is subject to certain compliance and non-default requirements and a minimum debt yield of 12.5%.
(4)    The EWB-SBA PPP was originated by Texan REIT Manager, LLC, a subsidiary of HIREIT. Texan REIT Manager payroll for the 12 weeks following the funding of the PPP loan, exceeds the PPP loan amount. The Company is in the process of applying for full forgiveness of the PPP loan amount pursuant to the CARES Act and regulations promulgated by the SBA.

The Company's loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	September 30, 2020	December 31, 2019
Deferred loan costs	$5,287	$7,155
Less: deferred loan cost accumulated amortization	(2,278)	(3,401)
Total cost, net of accumulated amortization	$3,009	$3,754

Interest expense incurred for the three months ended September 30, 2020 and 2019 was $2,272,000 and $3,433,000, respectively, which includes amortization expense of deferred loan costs. Interest expense incurred for the nine months ended September 30, 2020 and 2019 was $7,954,000 and $10,625,000, respectively, which includes amortization expense of deferred loan costs. Interest expense of $891,000 and $516,000 was payable as of September 30, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company is required to provide audited financial statements for Hartman SPE, LLC within 120 days after the end of its fiscal year, which is December 31. The servicer for the lender has extended the time for delivery of the audited annual financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $319,431,000 and $308,671,000 as compared to book value of $306,637,000 and $306,793,000 as of September 30, 2020 and December 31, 2019, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of September 30, 2020 and December 31, 2019.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to common stockholders (in thousands)	$(2,148)	$289	$328	$381
Denominator:
Weighted average number of common shares outstanding, basic and diluted (in thousands)	35,307	18,418	29,168	18,265
Basic and diluted loss per common share:
Net (loss) income attributable to common stockholders per share	$(0.06)	$0.02	$0.01	$0.02

Note 9 — Income Taxes

Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. The Company’s federal income tax returns for the years ended December 31, 2017, 2018 and 2019 have not been examined by the Internal Revenue Service. The Company’s federal income tax return for the year ended December 31, 2017 may be examined on or before September 15, 2021.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Real Estate Held for Development

The Company’s investment in real estate assets held for development consists of an approximately 17-acres land parcel located in Fort Worth, Texas, currently being developed, and a 10-acre land development located in Grand Prairie, Texas, to be developed and which was previously held for disposition by Hartman XIX.

Note 11 — Related Party Transactions

Hartman Advisors LLC ("Advisor"), is a Texas limited liability company. Prior to the Mergers, the Advisor was owned 70% by Allen Hartman and his affiliates and 30% by the Property Manager.  Effective July 1, 2020, the Company acquired the Advisor's interest of the Property Manager, which was a wholly owned subsidiary of Hartman Income REIT Management, LLC, which was wholly owned by Hartman Income REIT, Inc., as a result of the HIREIT Merger. In a separate transaction, the Company acquired the Advisor's interest of affiliates of Allen Hartman in exchange for 602,842 Operating Partnership OP units with an agreed value of $7,626,000. The Property Manager was acquired by the Company as a result of the HIREIT Merger. Effective July 1, 2020 the Company is self advised and self managed.

Advisor is the sole member of Hartman vREIT XXI Advisor, LLC ("XXI Advisor"), which is the advisor for Hartman vREIT XXI, Inc. Hartman vREIT XXI, Inc. ("vREIT XXI") pays acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. vREIT XXI pays property management and leasing commissions to the Property Manager in connection with the management and leasing of vREIT XXI's properties.

Prior to the Mergers, the Company paid acquisition fees and asset management fees to Advisor in connection with the acquisition of properties and management of the Company. The Company paid property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. For the three months ended September 30, 2020 and 2019 the Company incurred property management fees and reimbursements of $0 and $2,049,000, respectively, and $0 and $1,645,000, respectively for leasing commissions owed to our Property Manager. We incurred asset management fees of $0 and $440,000, respectively, owned to the Advisor. For the nine months ended September 30, 2020 and 2019 the Company incurred property management fees and reimbursements of $4,118,000 and $6,021,000, respectively, and $1,534,000 and $3,849,000, respectively for leasing commissions owed to our Property Manager. We incurred asset management fees of $880,000, respectively, owed to the Advisor. These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of the asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company's investment in an asset, if the Company doesn't own all or majority of an asset. There were no acquisition fees incurred to the Advisor for the nine months ended September 30, 2020 and 2019, respectively. Property management fees and reimbursements are included in property operating expense in the accompanying consolidated statements of operations through June 30, 2020. Asset management fees are captioned as such in the accompanying consolidated statements of operations through June 30, 2020.

The Company also pays construction management fees to the Property Manager in connection with the construction management of the Company's properties. As of July 1, 2020, due to the merger of the Property Manager into the Company as part of the HIREIT merger, all construction management fees are now being eliminated beginning with the third quarter of 2020. For the three months ended September 30, 2020 and 2019, the Company incurred construction of $0 and $166,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred construction management fees of $309,000 and $527,000, respectively. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets through June 30, 2020.

The table below shows the related party balances the Company owes to and is owed by, in thousands:

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2020	December 31, 2019
Due (to) from HIREIT	$—	$10,359
Due to Hartman XIX	—	(4,059)
Due from (to) vREIT XXI	655	(420)
Due from (to) Advisor	—	(2,077)
Due to the Property Manager	—	(1,168)
Due from(to) other related parties	487	(505)
	$1,142	$2,130

Prior to the HIREIT Merger, the Company owned 1,561,523 shares of the common stock of HIREIT which it acquired for cash consideration of $8,978,000. The Company’s investment in HIREIT was accounted for under the cost method. The Company has cancelled the HIREIT shares in connection with the HIREIT Merger effective July 1, 2020. The Company received dividend distributions from HIREIT of $213,000 and $319,000 for the nine months ended September 30, 2020 and 2019, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000. This note payable had an outstanding balance of $2,789,000 and $4,400,000 as of September 30, 2020 and December 31, 2019, respectively, which is included in notes payable, net, in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of 10%. The Company recognized interest expense on the affiliate note in the amount of $207,000 and $521,000 for the three and nine months ended September 30, 2020, which is included in interest expense in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended, is December 31, 2020. This note receivable had an outstanding balance of $1,726,000 and $2,476,000 as of September 30, 2020 and December 31, 2019, respectively, which is included in notes receivable – related party in the accompanying consolidated balance sheets. For the three months ended September 30, 2020 and 2019, respectively, the Company recognized interest income on this affiliate note in the amount of $44,000 and $49,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized interest income on this affiliate note in the amount of $130,000 and $168,000, respectively.

The Company had a note receivable due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $4,200,000 as of June 30, 2020 and December 31, 2019. The balance of the note was eliminated on July 1, 2020, in connection with the Hartman XIX Merger. The balance of the note as of December 31, 2019 is included in notes receivable - related party in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of six percent (6%). For the three months ended September 30, 2020 and 2019, respectively, the Company recognized interest income on the affiliate note in the amount of $0 and $64,000. For the nine months ended September 30, 2020 and 2019, respectively, the Company recognized interest income on this affiliate note in the amount of $126,000 and $189,000, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In February 2019, the Company through TRS, loaned $6,782,455 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. Effective August 4, 2020, the Company conveyed this note receivable to Hartman vREIT XXI TRS, Inc. ("vREIT TRS"). This note receivable had an outstanding balance of $0 and $6,782,000 as of September 30, 2020 and December 31, 2019, respectively, which is included in notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The original maturity date of the promissory note was February 29, 2021. The Company recognized interest income on this affiliate note in the amount of $171,000 and $181,000, respectively, for the three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, respectively, interest income of $509,000 and $425,000 has been recognized by the Company, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In March 2019, the Company through TRS, loaned $3,830,000 pursuant to a promissory note in the face amount of up to $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. Effective August 4, 2020, the Company conveyed this note receivable to vREIT TRS. This note receivable had an outstanding balance of $0 and $3,830,000 as of September 30, 2020 and December 31, 2019, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The original maturity date of the promissory note was March 31, 2021. The Company recognized interest income on this affiliate note in the amount of $96,000 and $83,000 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, interest income of $287,000 and $176,000 has been recognized by the Company, which is included in interest and dividend income in the accompanying consolidated statements of operations.

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

The Company is not deemed to be the primary beneficiary of Retail II Holdings (as of September 30, 2020 and December 31, 2019), Retail III Holdings (as of June 30, 2020 and prior) or Ashford Bayou (as of June 30, 2020 and prior), each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings , Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements. The Company is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $24,998,000 as of September 30, 2020.

The following table reflects the net note receivable asset due to the Company, reflected in the accompanying consolidated balance sheets and the Company's maximum exposure to debt guarantees, in thousands:

	September 30, 2020	December 31, 2019
Note receivable, net	$1,726	$17,288
Maximum exposure	$24,998	$25,141

The Board approved the acquisition of an additional 3.42% ownership interest of Hartman SPE, LLC from Hartman vREIT XXI, Inc. in exchange for 700,302 shares of the Company’s common stock with a total value of $8,858,826 ($12.65 per share). The exchange increased the Company’s ownership interest in Hartman SPE, LLC from 32.74% to 36.16%. The transaction was effective March 1, 2019.
Note 12 - Stockholders’ Equity

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

Preferred Stock

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of September 30, 2020, and December 31, 2019, respectively, the Company has 1,000 shares of convertible preferred stock issued and outstanding.

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

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors. For the three and nine months ended September 30, 2020, respectively, the Company granted 39,964 and 42,964 shares of restricted common stock to independent directors as compensation for services and recognized $450,000 and $488,000 as stock-based compensation expense for each period. For the three and nine months ended September 30, 2019, respectively, the Company granted 1,500 and 4,500 shares of restricted common stock to independent directors as compensation for services and recognized $19,000 and $57,000 as stock-based compensation expense for each period. On July 28, 2020 the board voted to grant Richard Ruskey, John Ostroot, Jack Tompkins and Jack Cardwell, each being independent directors of the companies involved in the Merger, each to receive $100,000 in shares of the Company upon and as a compensation for closure of the merger. Share based compensation expense is based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2020
3rd Quarter	$0.175	$6,164
2nd Quarter	0.175	3,220
1st Quarter	0.175	3,223
Total 2020	$0.525	$12,607

2019
4th Quarter	$0.175	$3,182
3rd Quarter	$0.175	3,224
2nd Quarter	$0.175	3,225
1st Quarter	$0.175	3,141
Total 2019	$0.700	$12,772

Mergers

Subject to the terms and conditions of the XIX Merger Agreement, including the satisfaction of all closing conditions set forth in the Merger Agreements, Hartman XIX merged with and into the Company, with the Company surviving the merger (the “Hartman XIX Merger”). Subject to the terms and conditions of the HIREIT Merger Agreement, (i) HIREIT merged with and into the Company, with the Company surviving the merger (the “HIREIT Merger,” and together with the Hartman XIX Merger, the “REIT Mergers”), and (ii) HIROP will merge and with and into the Operating Partnership, with the Operating Partnership surviving the merger (the “Partnership Merger,” and together with the REIT Mergers, the “Mergers”). The REIT Mergers are intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Partnership Merger is intended to be treated as a tax-deferred exchange under Section 721 of the Code.

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

Subject to the terms and conditions of the HIREIT Merger Agreement, (a) in connection with the HIREIT Merger, (i) each share of common stock of HIREIT (the “HIREIT Common Stock”) issued and outstanding immediately prior to the REIT Merger Effective Time (as defined in the HIREIT Merger Agreement) will be automatically cancelled and retired and converted into the right to receive 0.752222 shares of Company Common Stock, and (ii) each share of subordinate common stock of HIREIT will be automatically cancelled and retired and converted into the right to receive 0.863235 shares of Company Common Stock, and (b) in connection with the Partnership Merger, each unit of limited partnership interest in HIREIT Operating Partnership (“HIREIT OP Units”) issued and outstanding immediately prior to the Partnership Merger Effective Time (as defined in the HIREIT Merger Agreement) (other than any HIREIT OP Units held by HIREIT) will be automatically cancelled and retired and converted into the right to receive 0.752222 shares validly issued, fully paid and non-assessable units of limited partnership interests in Hartman XX Operating Partnership.

For financial reporting purposes, the Mergers are treated as effective July 1, 2020.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 - Incentive Award Plan
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

Note 14 - Defined Contribution Plan

The Company sponsors a defined contribution pension plan, the Hartman 401(k) Profit Sharing Plan, covering substantially all of its full-time employees who are at least 21 years of age. Participants may annually contribute up to 100% of pretax annual compensation and any applicable catch-up contributions, as defined in the plan and subject to deferral limitations as set forth in Section 401(k) of the Internal Revenue Code. Participants may also contribute amounts representing distributions from other qualified benefit or defined contribution plans. The Company may make discretionary matching contributions. For the year ended December 31, 2019, the Company matched $398,000 in the form of Company stock.

Note 15 - Commitments and Contingencies

Litigation

The Company is subject to various claims and legal actions that arise in the ordinary course of business. Management of the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position of the Company.

Note 16 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that no events have occurred, other than as disclosed herein above, that would require adjustments to our disclosures in these consolidated financial statements.

On November 6, 2020, the Boards of the Company and Hartman vREIT XXI, voted affirmatively to merge the Company with and into Hartman vREIT XXI as the surviving company. Previously the Boards had established special committees to consider the potential merger and after deliberation, determined that a merger would be to the benefit of the shareholders of both parties.

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

On July 16, 2013, we commenced our follow-on public offering, or our “follow-on offering,” of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. As of September 30, 2020, we had accepted subscriptions for, and issued shares of our common stock in our follow-on offering, including shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $181,800,895.

As of September 30, 2020 we owned 44 commercial real properties comprising approximately 6.8 million square feet plus four pad sites, all located in Texas.

The SASB Loan outstanding as of September 30, 2020 has a maturity date of October 9, 2021, which is within one year of the date that this Quarterly Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the uncertainty regarding the SASB Loan maturity, as set forth in Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements – Going Concern.”

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

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders. Effective July 1, 2020, we are internally managed by Hartman Advisors, LLC. Effective July 1, 2020, our properties are managed by our subsidiary, Hartman Income REIT Management, Inc. Our property manager is responsible for operating, leasing and maintaining our properties.  The Company is now internally advised and managed.

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

Subject to the terms and conditions of the XIX Merger Agreement, Hartman XIX merged with and into us, with our company surviving the merger (the “Hartman XIX Merger”). Subject to the terms and conditions of the HIREIT Merger Agreement, (i) HIREIT merged with and into us, with our company surviving the merger (the “HIREIT Merger,” and together with the Hartman XIX Merger, the “REIT Mergers”), and (ii) HIREIT Operating Partnership merged with and into our operating partnership, with our operating partnership surviving the merger (the “Partnership Merger,” and together with the REIT Mergers, the “Mergers”).
Subject to the terms and conditions of the XIX Merger Agreement, (i) each share of common stock of Hartman XIX (the “XIX Common Stock”) issued and outstanding immediately prior to the Effective Time (as defined in the XIX Merger Agreement) was automatically canceled and retired and converted into the right to receive 9,171.98 shares of our common stock, (ii) each share of 8% cumulative preferred stock of Hartman XIX issued and outstanding immediately prior to the Effective Time was automatically canceled and retired and converted into the right to receive 1.238477 shares of our common stock, and (iii) each share of 9% cumulative preferred stock of Hartman XIX issued and outstanding immediately prior to the Effective Time was automatically canceled and retired and converted into the right to receive 1.238477 shares of our common stock.

Subject to the terms and conditions of the HIREIT Merger Agreement, (a) in connection with the HIREIT Merger, (i) each share of common stock of HIREIT (the “HIREIT Common Stock”) issued and outstanding immediately prior to the REIT Merger Effective Time (as defined in the HIREIT Merger Agreement) was automatically cancelled and retired and converted into the right to receive 0.752222 shares of our common stock, and (ii) as provided in the HIREIT Merger Agreement, as amended May 8, 2018, each share of subordinate common stock of HIREIT was automatically cancelled and retired and converted into the right to receive 0.863235 shares of our common stock, and (b) in connection with the Partnership Merger, each unit of limited partnership interest in HIREIT Operating Partnership (“HIREIT OP Units”) issued and outstanding immediately prior to the Partnership Merger Effective Time (as defined in the HIREIT Merger Agreement) (other than any HIREIT OP Units held by HIREIT) was automatically cancelled and retired and converted into the right to receive 0.752222 shares validly issued, fully paid and non-assessable units of limited partnership interests in our operating partnership.

On May 14, 2020, the Merger Agreements were approved by the respective company shareholders. The effective date of the Mergers for financial reporting is July 1, 2020.

Impact of the COVID-19 Pandemic

The coronavirus, or COVID-19, pandemic, has caused and continues to cause significant disruptions to the United States and the Texas economy. The effects of COVID-19 and other adverse public health developments continue to effect and, in some instances, have materially affected the operational and financial viability of several our tenants.

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

Our collections of tenant rents, reimbursements and other income billed for the months of July, August, September and October 2020 were as follows:

Property Type	July	August	September	October
Retail	85.9%	83.1%	90.5%	84.2%
Flex	98.5%	95.1%	99.2%	83.1%
Office	97.8%	94.9%	98.3%	94.0%
Industrial	100.0%	93.9%	100.0%	99.4%
Total	95.2%	92.2%	96.6%	91.2%

Collections for July 2020 are as of August 28, 2020. Collections for August 2020 are as of September 15, 2020. Collections for September and October 2020 are as of November 4, 2020. Collections for each period continue to increase as tenant payments are received as a result of collection efforts and deferred payment arrangements.

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

Our board of directors continually evaluates potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, a listing of our shares of common stock on a national securities exchange. However, our board of directors has not made a decision to pursue any specific liquidity event, and there can be no assurance that we will complete a liquidity event on the terms described above, or at all.

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

Our Real Estate Portfolio

As of September 30, 2020, we owned 44 commercial properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	79%	$1,480	$10.62	$10.14
Prestonwood Park	Dallas	105,783	76%	$1,803	$22.29	$22.57
Richardson Heights	Dallas	201,433	76%	$3,150	$20.56	$20.62
Cooper Street	Dallas	127,696	100%	$1,572	$12.31	$12.39
One Mason SC	Houston	75,183	84%	$830	$13.20	$13.04
Chelsea Square SC	Houston	70,275	79%	$625	$11.32	$11.01
Mission Center SC	Houston	112,971	89%	$838	$8.30	$7.52
Garden Oaks SC	Houston	106,858	87%	$970	$10.39	$10.35
Harwin	Houston	38,813	51%	$222	$11.19	$12.96
Fondren	Houston	93,196	89%	$806	$9.71	$9.47
Northeast Square SC	Houston	40,525	73%	$409	$13.75	$14.15
Walzem Plaza SC	San Antonio	182,713	73%	$1,509	$11.27	$11.28
Total - Retail		1,332,031	81%	$14,214	$13.16	$13.06
Office:
North Central Plaza	Dallas	198,374	69%	$2,198	$16.10	$15.06
Gateway Tower	Dallas	266,412	59%	$2,452	$15.54	$14.66
Bent Tree Green	Dallas	139,609	81%	$2,275	$20.15	$19.82
Parkway Plaza I&II	Dallas	136,506	77%	$1,758	$16.76	$16.95
Hillcrest	Dallas	203,688	79%	$2,523	$15.63	$15.60
Skymark	Dallas	115,700	79%	$1,691	$18.45	$18.02
Corporate Park Place	Dallas	113,429	71%	$1,354	$16.78	$17.49
Westway One	Dallas	165,982	86%	$2,941	$20.70	$20.63
Three Forest Plaza	Dallas	366,549	83%	$5,834	$19.15	$19.24
Spring Valley	Dallas	94,304	73%	$834	$12.13	$12.38
Tower Pavilion	Houston	87,589	86%	$991	$13.15	$13.10
The Preserve	Houston	218,689	86%	$3,115	$16.49	$16.39
Westheimer Central	Houston	182,506	69%	$1,522	$12.08	$11.40
11811 N Freeway	Houston	156,362	78%	$1,946	$15.99	$15.88
Atrium I	Houston	118,461	83%	$1,458	$14.78	$13.91
Atrium II	Houston	111,853	64%	$797	$11.16	$11.48
3100 Timmons	Houston	111,265	80%	$1,332	$15.05	$15.03
Cornerstone	Houston	71,008	56%	$508	$12.69	$13.05
Northchase	Houston	128,981	86%	$1,611	$14.53	$14.16
616 FM 1960	Houston	142,194	40%	$1,034	$18.06	$18.30
601 Sawyer	Houston	88,258	85%	$1,081	$14.38	$13.13
Gulf Plaza	Houston	120,651	89%	$2,301	$21.44	$21.84
Timbercreek Atrium	Houston	51,035	77%	$650	$16.51	$17.25
Copperfield	Houston	42,621	89%	$725	$19.03	$19.09
400 N. Belt	Houston	230,872	55%	$1,370	$10.69	$10.92
Ashford Crossing	Houston	158,451	75%	$2,031	$17.00	$16.80
Regency Square	Houston	64,063	79%	$675	$13.28	$13.10
Energy Plaza	San Antonio	180,119	83%	$3,043	$20.24	$20.41
One Technology Ctr	San Antonio	196,348	100%	$4,928	$25.10	$24.88
Total -office		4,261,879	76%	54,978	16.94	16.79
Industrial/Flex
Central Park	Dallas	73,099	91%	$492	$7.40	$7.03
Quitman	Houston	736,957	88%	$1,283	$1.97	$1.94
Mitchelldale	Houston	377,752	93%	$2,338	$6.67	$6.59
Total -Industrial/Flex		1,187,808	90%	$4,113	$3.86	$3.79

Grand Total		6,781,718	80%	$73,305	$13.60	$13.47

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on May 13, 2020, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the nine months ended September 30, 2020.  See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2020 versus September 30, 2019.

       As of September 30, 2020 and 2019, respectively, we owned 44 and 43 commercial properties comprising approximately 6.8 and 6.7 million square feet plus four and three pad sites and two and none land developments, all located in Texas. As of September 30, 2020 and 2019, respectively, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 and 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

We define same store ("Same Store") properties as 43 commercial properties, which we owned for the entirety of the nine months ended September 30, 2020 and 2019.

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

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenue	$21,062	$21,941	$(879)	$66,250	$64,500	$1,750
Property operating expenses	7,777	7,770	7	19,736	20,780	(1,044)
Asset management fees	440	440	—	1,320	1,320	—
Real estate taxes and insurance	2,959	3,087	(128)	9,727	9,321	406
General and administrative	1,826	1,388	438	4,085	4,051	34
Same Store NOI	$8,060	$9,256	$(1,196)	$31,382	$29,028	$2,354

Reconciliation of Net loss to Property NOI

Net (loss) income	$(2,173)	$(333)	$(1,840)	$2,417	$(904)	$3,321
Net income from HIREIT and XIX operations	917	—	917	917	—	917
Organization and offering costs	115	—	115	115	—	115
Depreciation and amortization	7,240	6,989	251	21,242	20,653	589
Interest expense	2,272	3,433	(1,161)	7,954	10,625	(2,671)
Interest and dividend income	(311)	(833)	522	(1,263)	(1,346)	83
Same Store NOI	$8,060	$9,256	$(1,196)	$31,382	$29,028	$2,354

Revenues - The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended September 30, 2020 and 2019, we had total rental revenues and tenant reimbursements of $21,062,000 and $21,941,000, respectively. The difference is primarily attributable to the decrease in tenant reimbursements. For the nine months ended September 30, 2020 and 2019, we had total rental revenues and tenant reimbursements of $66,250,000 and $64,500,000, respectively. The increase in rental revenue is primarily due to increased occupancy. The same store occupancy for the period nine months ended September 30, 2020 and 2019 was 81.06% and 80.30%, respectively.

Property operating expenses - Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees and property level administrative expenses including bad debt expense. For the three months ended September 30, 2020 and 2019, we had property operating expenses of $7,777,000 and $7,770,000, respectively. For the nine months ended September 30, 2020 and 2019, we had property operating expenses of $19,736,000 and $20,780,000, respectively. The decrease is mainly due to decrease in hurricane and flood damage related expenses and significant decrease in electricity expenses.

Asset management fees - We pay asset management fees to our advisor in connection with the management of our properties. With the merger of HIREIT, and as a result the Advisors, with the Company, the asset management fee is eliminated starting on July 1, 2020. For the three months ended September 30, 2020 and 2019, same store asset management fees incurred to our advisor were $440,000 and $440,000, respectively. For the nine months ended September 30, 2020 and 2019, respectively, we had asset management fees of $1,320,000 and $1,320,000, respectively.

Real estate taxes and insurance - Same store real estate taxes and insurance for the three months ended September 30, 2020 and 2019 were $2,959,000 and $3,087,000, respectively, and $9,727,000 and $9,321,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase is attributable to an increase in insurance premium for the insurance policy fiscal year 2020.
Depreciation and amortization - Depreciation and amortization for the three months ended September 30, 2020 and 2019 were $7,240,000 and $6,989,000, respectively, and $21,242,000 and $20,653,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase is due to addition of Atrium II as a result of HIREIT merger into the Company.

General and administrative expenses - General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. Same store general and administrative expenses for the three months ended September 30, 2020 and 2019 were $1,826,000 and $1,388,000, respectively. The increase is primarily due to the increase in directors fees in cash and stock and other professional fees. For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $4,085,000 and $4,051,000, respectively.

Interest expense - Interest expense for the three months ended September 30, 2020 and 2019, were $2,272,000 and $3,433,000, respectively, and 7,954,000 and 10,625,000 for the nine months ended September 30, 2020 and 2019, respectively. Interest decreased by $1,161,000 and $2,671,000, respectively, for the three and nine months ended September 30, 2020 compared to the same periods ended in 2019, mainly due to one-month LIBOR decrease due to the COVID-19 pandemic effect on the capital markets.

Net income (loss) - We generated a net loss of $2,173,000 and $333,000 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, respectively, we generated a net income (loss) of $2,417,000 and $(904,000). The difference is primarily attributable to an increase in total revenues, a decrease in property operating expenses and a decrease in interest expenses, as explained above.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2020 and 2019 including a reconciliation of such non-GAAP financial performance measures to our net income (loss), in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(2,173)	$(333)	$2,417	$(904)
Depreciation and amortization of real estate assets	7,240	6,989	21,242	20,653
Funds from operations (FFO)	5,067	6,656	23,659	19,749

Modified funds from operations (MFFO)	$5,067	$6,656	$23,659	$19,749

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through September 30, 2020, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Year ended December 31, 2011	$255	$242	$497
Year ended December 31, 2012	891	869	1,760
Year ended December 31, 2013	1,681	1,594	3,275
Year ended December 31, 2014	2,479	2,358	4,837
Year ended December 31, 2015	3,475	3,718	7,193
Year ended December 31, 2016	8,918	2,988	11,906
Year ended December 31, 2017	12,650	—	12,650
Year ended December 31, 2018	12,555	—	12,555
Year ended December 31, 2019	12,772	—	12,772
Quarter ended March 31, 2020	3,223	—	3,223
Quarter ended June 30, 2020	3,222		3,222
Quarter ended September 30, 2020	6,164	—	6,164
Total	$68,285	$11,769	$80,054

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

Distributions to non-controlling interests were $232,000 and $233,000 for the three months ended September 30, 2020 and 2019, respectively. Distributions to non-controlling interests were $4,515,000 and $4,515,000 for the nine months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020, we paid aggregate distributions of $12,609,000 in cash to common stockholders. During the same period, cash provided by operating activities was $13,491,000 and our FFO was $5,067,000. For the nine months ended September 30, 2019, 100% of distributions were paid from cash provided by operating activities. For the nine months ended September 30, 2019, we paid aggregate distributions of $9,590,000. During the same period, cash provided by operating activities was $11,143,000 and our FFO was $19,749,000. For the nine months ended September 30, 2019, 100% of distributions were paid from cash provided by operating activities.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of September 30, 2020, our outstanding secured debt is $301,356,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The SASB Loan a currently extended maturity date of October 9, 2020 2021. The SASB Loan provides for two remaining one-year maturity date extensions. In order to exercise each successive one-year extension options, SPE LLC must meet five conditions in order to extend the maturity date without any further qualification. One of the five conditions is that Hartman SPE must have a debt yield, as defined, of 12.5% or greater as of September 30, 2020.

Management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements due to the fact of the uncertainty regarding the loan maturity of the SASB Loan. Management believes that Hartman SPE will be able to extend the maturity date for one year which will mitigate the maturity date issue within one year of the issuance date of these consolidated financial statement.

We may, but is not required to, establish capital reserves from remaining gross offering proceeds, out of cash flow generated by operating properties and other investments or out of non-liquidating net sale proceeds from the sale of our properties and other investments. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from additional private or public offerings of our securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The consolidated financial statements as of September 30, 2020 include the accounts of the Company, our operating partnership and its subsidiaries, Hartman SPE, LLC, HIREIT, Advisor and Hartman XIX. Prior to October 1, 2018, our consolidated financial statements did not include Hartman SPE, LLC. Prior to July 1, 2020, our consolidated financial statements did not include HIREIT, Advisor and Hartman XIX.

Cash Flows from Operating Activities

For the nine months ended September 30, 2020 and 2019, net cash provided by operating activities was $13,491,000 versus $11,143,000, respectively. The increase is mainly due to an increase in net income of $3,321,000 and an increase in deferred leasing commissions of $2,315,000, offset by a decrease in due to/from related parties of $2,790,000 and a decrease of $1,071,000 in prepaid expenses and other assets.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020 and 2019, net cash provided by (used in) investing activities was $2,902,000 versus $(17,479,000), respectively. The increase in cash provided by is mainly due to third quarter 2020 reassignment of notes receivable to vREIT XXI and 2019 cash outflow for related party note investments by Hartman TRS for affiliate Hartman investment programs and no such outflow in 2020.

Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2020 and 2019, respectively, was $19,058,000 and $21,953,000. The decrease in cash used in financing activities is primarily due to the retirement of the pre Hartman SPE Promenade loan in 2019, offset by increase of $3,017,000 in distributions to common stockholders.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2020, our borrowings were not in excess of 300% of the value of our net assets.

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

As of September 30, 2020, we had notes payable totaling an aggregate principal amount of $306,637,000. For more information on our outstanding indebtedness, see Note 7 (Notes payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company is a covenant guarantor for the secured mortgage indebtedness of VIEs in the total amount of $24,998,000 and $25,141,000 as of September 30, 2020 and December 31, 2019, respectively. The Company is not deemed to be the primary beneficiary of the VIEs. See Note 10 (Related Party Transactions).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

Our stockholders were diluted by the Mergers.
The Mergers diluted the ownership position of our pre-merger stockholders and result in our stockholders (excluding stockholders affiliated with our advisor or sponsor) having an ownership stake in us that is smaller than their current stake in our company. In connection with the Mergers, we issued approximately 16,889,000 shares of our common stock to the holders of shares of Hartman XIX and HIREIT capital stock, based on the exchange ratios set forth in the Merger Agreements and the shares of Hartman XIX and HIREIT capital stock issued and outstanding as of September 30, 2020. Our pre-merger stockholders (excluding stockholders affiliated with our advisor or sponsor) hold post-merger shares in the aggregate approximately 50% of the issued and outstanding shares of our common stock following the Mergers. In addition, approximately 1,516,000 units of limited partnership interest in our operating partnership are issuable in connection with the Partnership Merger and acquisition of Advisor. Consequently, our stockholders (excluding stockholders affiliated with our advisor or sponsor), as a general matter, will have less influence over the management and policies of us after the Mergers than they exercised over the management and policies of us immediately prior to the Mergers.
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

Date: November 20, 2020
By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2020
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)