Form 10-K
period 2020-12-31
Hartman Short Term Income Properties XX, Inc.
filed 2021-04-16
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-K
____________

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

F-1

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no established market for the registrant's shares of common stock.  There were 18,417,687 shares of common stock held by non-affiliates as of June 30, 2020; the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 25, 2021, there were 35,320,505 shares of the registrant’s common shares issued and outstanding.
F-2

F-3

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

Forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the fact that we have had a net loss for each annual period since our inception;
●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
●	legislative or regulatory changes, including changes to laws governing REITS;
●	construction costs that may exceed estimates or construction delays;
●	increases in interest rates;
●	availability of credit or significant disruption in the credit markets;
●	litigation risks;
●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
●	inability to obtain new tenants upon the expiration of existing leases at our properties;
●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
●	the continuing adverse impact of the novel coronavirus (“COVID-19”) on the U.S. and Texas economies and our financial condition and results of operations;
●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	our ability to retain our executive officers and other key personnel; and
●	changes to generally accepted accounting principles, or GAAP.

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

As of December 31, 2020, we owned 44 commercial properties comprising approximately 6,800,000 square feet plus four pad sites, all located in Texas. As of December 31, 2020, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.  For more information on our real estate portfolio, see “Investment Portfolio” below.

On May 14, 2020, we completed: (i) the merger between us and Short Term Income Properties XIX, Inc.("Hartman XIX") and (ii) the merger by us, our operating partnership, Hartman Income REIT, Inc. (“HIREIT”), and Hartman Income REIT Operating Partnership LP, (“HIREIT Operating Partnership”). The effective date of the mergers ("Mergers") is July 1, 2020.

Prior to July 1, 2020 and subject to certain restrictions and limitations, Hartman Advisors LLC ("Advisor") was responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Management of the Company’s properties and the Properties, is provided pursuant to property management agreements with Hartman Income REIT Management, Inc. (the "Property Manager"), formerly a wholly-owned subsidiary of HIREIT and effective July 1, 2020, our wholly owned subsidiary. The Property Manager owned 30% of the Advisor prior to the Mergers. Effective with the Mergers and the acquisition of the 70% interest of Advisor owned by affiliates of Allen R. Hartman, we are a self advised and self-managed REIT.

Our principal executive offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057. Our telephone number is 713-467-2222. Information regarding our company is available via the internet at www.hartmaninvestment.com and www.hartmanreits.com. We are not incorporating our web-sites or any information from our web-sites into this Annual Report.

2021 Key Objectives
We intend to grow in a conservative manner consistent with our fundamental strategy of owning and operating value add properties in Texas. As we move into 2021, our business strategy for the upcoming year is focused on increasing occupancy in the Houston, Dallas and San Antonio markets and extending our portfolio’s weighted average in-place lease term to drive cash flow growth  There can be no assurance regarding our achievement of any of our objectives.

Increase occupancy in Houston, Dallas and San Antonio markets and extend the portfolio’s weighted average in-place lease term

The occupancy of our properties as of December 31, 2020 was approximately 80%. We intend to increase occupancy at our properties by the end of 2021 to 85% with an average occupancy of 83%. We expect to accomplish occupancy increase with a combination of aggressive lease incentive offerings for prospective new tenants and enhanced customer service initiatives to improve tenant retention.  We intend to increase weighted average in-place lease term remaining from approximately 37 months as of December 31, 2020 to 48 months by the end of 2021. We also intend to increase net operating income for same store properties by 5%.

Investment Objectives and Strategy: Hartman Advantage

Our primary investment objectives are to:

•realize growth in the value of our investments;
•preserve, protect and return stockholders’ capital contributions; and
•grow net cash from operations and pay regular cash distributions to our stockholders.

We cannot assure our stockholders that we will achieve these objectives.

The cornerstone of our investment strategy is our discipline in acquiring a portfolio of real estate properties, specifically properties that are located in Texas, that offer a blend of current and potential income based on in place occupancy plus relatively significant potential for growth in income and value from re-tenanting; repositioning or redevelopment.  We refer to this strategy as “value add” or the “Hartman Advantage.”

We rely upon the value add or Hartman Advantage strategy to evaluate potential commercial real estate acquisition and investment opportunities per completed acquisition or investment.

Effective March 31, 2016, we terminated our follow-on offering. Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, merging our company with other Hartman affiliates followed by a listing of our shares of common stock on a national securities exchange.  On November 6, 2020, the board of directors of the Company and the board of directors of Hartman vREIT XXI, Inc. each approved the merger of Hartman XXI with and into the Company. On January 26, 2021, the respective boards determined to delay the merger transaction. There can be no assurance that we will complete the contemplated merger by any specific date or at all.

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

Investment Portfolio

As of December 31, 2020, we owned 44 commercial properties comprising approximately 6,800,000 square feet plus four pad sites and two land developments, all located in Texas. As of December 31, 2020, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas. For additional information regarding our property portfolio, see Part I, Item 2, “Properties” of this Annual Report.

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

Human Capital
As of December 31, 2020, we had 180 full-time employees. Our human capital management objectives are to attract, retain and develop the highest quality talent by creating a culture based on biblical principles that promotes employee engagement.

Diversity. We provide equal employment opportunities to all employees and applicants for employment without regard to race, color, religion, sex, national origin, age, genetic information, or disability in accordance with applicable state and federal laws. We value diversity of views, experience, skill sets, gender and ethnicity throughout our organization.

Employee Retention. We value employee retention and actively seek to promote from within our company.

Employee Training and Development. We encourage our employees to take advantage of various internal training opportunities, as well as those provided by outside service providers to the extent they are business related. Our employees also receive extensive and ongoing training concerning important cybersecurity issues. Many of our employees hold professional licenses and we encourage them, and in many cases reimburse them, to attend ongoing continuing professional education such as is typically required of attorneys, engineers and certified public accountants. We provide all employees with quarterly performance and career development reviews.

Employee Compensation and Benefits. We maintain cash and equity based compensation programs designed to attract, retain and motivate our employees. We offer a comprehensive benefits program as well as a 401(k) with a matching employer contribution, flexible spending accounts, income protection through our sick pay, salary continuation and long term disability policies, paid vacation, paid maternity, paternity and adoption leave and holiday and personal days to balance work and personal life.

Employee Health and Safety. We recognize the importance of the health, safety and environmental well-being of our employees, and are committed to providing and maintaining a healthy work environment.

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

Economic Dependency

Effective July 1, 2020, we transitioned to a self-managed real estate investment trust following the closing of the Mergers. While we no longer bear the costs of the various fees and expense reimbursements previously paid to our former advisor and its affiliates, our expenses now include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our former advisor or their affiliates. Our employees now provide us services historically provided by our former advisor and its affiliates. We are also now subject to potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the costs of the establishment and maintenance of any employee compensation plans. If we incur unexpected expenses as a result of our self-management, our results from operations could be lower than they otherwise have been. Furthermore, our results of operations following our transition to self-management may not be comparable to our results prior to the transition.

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

Risks Related to Our Business and Operations

The outbreak of the novel coronavirus, or COVID-19, has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies and could have a material adverse effect on our business, financial condition and results of operations.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption and administration of available COVID-19 vaccines. The COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described below and within this “Risk Factors” section, including:

•the disruptive impact on tenant and third party leasing resources, which could hinder our ability to renew expiring leases, initiate or complete tenant build-out and construction projects or otherwise interfere with our tenant relationships;
•disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis or at all, which could result in our failure to meet our delivery obligation under lease agreements, or increase the costs of ongoing or future construction and tenant improvements;

•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, which has caused, and could continue to cause, one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•the impact of current and future efforts by state, local, federal and industry groups, such as suspension of a landlord’s ability to enforce evictions, which could affect our ability to collect rent or enforce remedies for the failure to pay rent;

•severe disruption and instability in the global financial markets or deterioration in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, impact our ability to acquire, recapitalize or refinance properties on economically favorable terms, or at all and affect our ability to fund our operations or address maturing liabilities on a timely basis;

•the likelihood that the impact of COVID-19 could result in an event or change in circumstances that results in an impairment charge in the value of one or more of our properties, which would result in an immediately negative adjustment to our earnings and could have a material adverse effect on our business, financial conditions and results of operations in the period in which the charge is taken;

•uncertainty as to whether business interruption, loss of rental income and/or other associated expenses related to our operations across our portfolio will be covered by our insurance policies, which may increase unreimbursed liabilities; and

•the potential negative impact on the health of our personnel, including our senior management team, particularly if a significant number of our employees or key members of our senior management team are impacted, which could result in a deterioration of our ability to ensure business continuity during a disruption.

We have experienced annual net losses from inception through December 31, 2020 and may experience similar losses in the future.

From inception through December 31, 2020, we incurred a net loss of $57,275,000. We cannot assure that we will be profitable in the future or that we will realize growth in the value of our assets.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

We began paying a distribution in January 2011. The actual amount and timing of distributions are determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. To the extent we do not have sufficient funds, or sources, of funds to pay distributions, we may be forced to reduce the rate at which we pay distributions or stop paying distributions entirely. Distributions payable to our stockholders may also include a return of capital, rather than a return on capital. In January 2021, we reduced the our distribution rate by 50%.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

As of December 31, 2020, we owned or held a majority interest in 44 commercial properties comprising approximately 6,800,000 square feet plus four pad sites and two land developments, all located in Texas. As of December 31, 2020, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas. Our geographic focus on the State of Texas is consistent with our investment strategy. However, our focus on investments in the State of Texas results in a geographic concentration in our portfolio which increases the likelihood that a downturn in economic or market conditions that selectively or disproportionately impact the State of Texas will have a significant impact on our results of operations and financial condition and our ability to pay distributions to our stockholders. Any adverse economic or real estate developments in the Texas market, such as business layoffs or downsizing, industry slowdowns, relocation of businesses, changing demographics and other factors, or any decrease in demand for commercial property space resulting from local business climates, could adversely affect our property revenue, and hence net operating income. An investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a more geographically diversified portfolio.

We have and may continue to pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $15,797,000 in total distributions we paid during the year ended December 31, 2020, including shares issued pursuant to our distribution reinvestment plan and but excluding distributions we paid to non-controlling interests, 100% was funded from cash flow from operations. Of the $83,281,000 in total distributions we paid during the period from our inception through December 31, 2020, including shares issued pursuant to our distribution reinvestment plan and excluding distributions we paid to non-controlling interests, approximately 64% was funded from cash flow from operations and approximately 36% was funded from offering proceeds or other sources. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from the remaining proceeds from our follow-on offering or other sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.
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

Payment of fees to our advisor and its affiliates reduced cash available for investment, which may result in stockholders not receiving a full return of their invested capital.

Because a portion of the offering price from the sale of our shares was used to pay expenses and fees, the full offering price paid by our stockholders was not invested in real estate assets. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company if we were to list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

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

Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, of us, our advisor and its affiliates, including Allen R. Hartman, each of whom would be difficult to replace.  In particular, we have not obtained and do not intend to obtain “key man” life insurance on Mr. Hartman. We do not have employment agreements with our executive officers, and we cannot guarantee that they will remain affiliated with us. If any of our key personnel were to cease their affiliation with us, our our operating results could suffer. Effective July 1, 2020, we transitioned to a self-managed real estate investment trust following the closing of the Mergers. We believe that our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure our stockholders that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

We recently transitioned to a self-managed real estate investment trust and have limited experience being self-managed

Effective July 1, 2020, we transitioned to a self-managed real estate investment trust following the closing of the Mergers. While we no longer bear the costs of the various fees and expense reimbursements previously paid to our former advisor and its affiliates, our expenses now include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our former advisor or their affiliates. Our employees now provide us services historically provided by our former advisor and its affiliates. We are also now subject to potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the costs of the establishment and maintenance of any employee compensation plans. If we incur unexpected expenses as a result of our self-management, our results from operations could be lower than they otherwise have been. Furthermore, our results of operations following our transition to self-management may not be comparable to our results prior to the transition.

Our board of directors determined an estimated net asset value per share of $11.18 for our shares of common stock as of December 31, 2020. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.

On January 26, 2021, our board of directors, including all our independent directors determined an estimated net asset value per share of our common stock of $11.18 as of December 31, 2020. Our board of directors’ objective in determining the estimated net asset value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

As with any valuation method, the methods used to determine the estimated net asset value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated net asset value per share, which could be significantly different from the estimated net asset value per share determined by our board of directors. The estimated net asset value per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated net asset value per share on a national securities exchange; a third party would offer the estimated net asset value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the net asset value per share would be acceptable to FINRA or ERISA with respect to their respective requirements.  Further, the estimated net asset value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated net asset value per share as of December 31, 2020, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Net Asset Value Per Share.”

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

Our share redemption program was suspended, pending the Mergers. On July 28, 2020, the board of directors reopened the redemption plan for the death and disability or financial hardship of a shareholder. On October 1, 2020 the board of directors approved to further reopen the redemption program, subject to certain significant conditions and limitations for additional shareholder. The redemption program may provide you with a limited opportunity to have your shares of our common stock redeemed by us after you have held them for at least one year, subject to the significant conditions and limitations. Subject to the board of directors discretion, shares will generally be redeemed under the share redemption program at a price equal to or at a discount from the lesser of (1) the average gross price per share the original purchaser or purchasers of the shares being redeemed paid to us, which we refer to as the “issue price,” and (2) the current offering price per share for the shares being redeemed. The share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, the plan will limits the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus, if we had positive operating cash flow from the previous fiscal year, 1.0% of all operating cash flow from the previous fiscal year. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend, suspend or terminate the share redemption program at any time. Therefore, you may not have the opportunity to make a redemption request prior to a termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

We rely on information technology networks and systems, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

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

Following the Mergers, effective July 1, 2020, we expect to continue to expand our operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage expansion opportunities, which may pose substantial challenges to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition opportunities will be successful, or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits.

Risks Related to Conflicts of Interest

Other Hartman real estate programs, which we sponsor or provide management and advisory services, have investment strategies that are similar to ours. Our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

Although we generally seek to avoid simultaneous public or private offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more sponsored programs are seeking to invest in similar properties and other real estate-related investments. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other sponsored programs managed by our officers and employees, and these other sponsored programs may use investment strategies that are similar to ours. Our executive officers are also the executive officers of other Hartman-sponsored REITs and real estate investment programs and/or the advisors or fiduciaries of other Hartman-sponsored programs, and these entities are and will be under common control. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another sponsored program. In the event these conflicts arise, we cannot assure stockholders that our best interests will be met when officers and employees acting on behalf of advisors and managers of other sponsored programs decide whether to allocate any particular property to us or to another sponsored program or affiliate of our advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Hartman-sponsored programs own properties. If one of the other sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

Our executive officers and some of our directors, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

As advisor and property manager of other sponsored programs, we may be entitled to substantial fees under the terms of the advisory agreement and the property management agreements with such other sponsored programs. These fees could influence our advice as well as the judgment of officers and employees with respect to our performing services for them. Among other matters, these compensation arrangements could affect judgment with respect to:

•the continuation, renewal or enforcement of advisory and property management agreements;
•property sales, which may entitle us as advisor to receive real estate commissions or other equity compensation;
•property acquisitions from other sponsored programs, which may entitle us as advisor to real estate commissions and possible success-based sale fees in connection with services for advised and managed sellers;
•development of real properties, which may entitle us as advisor sponsored programs or their affiliates to development acquisition fees and asset management fees;
•acquisition of properties from third parties, which entitle us as advisor to acquisition fees and asset management fees;

•borrowings to acquire properties, which borrowings will increase the acquisition and asset management fees payable to us as advisor;

•whether and when we seek or sponsored programs under our control seek to list common stock on a national securities exchange, which listing could entitle us as advisor to the issuance of shares of common stock through the conversion of our convertible preferred stock; and
•whether and when we seek to sell our assets or assets of sponsored programs under our control, which sale could entitle us to real estate commissions and/or the issuance of shares of common stock through the conversion of our convertible preferred stock.

The fees we may receive in connection with transactions involving the purchase and management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and not based on the quality of the investment or the quality of the services rendered to the sponsored program. This may influence us to recommend riskier transactions to sponsored programs. As advisor, we will refund fees to the extent they are based on budgeted amounts that prove too high once development, construction, or improvements are completed, but the fact that these fees are initially calculated in part based on budgeted amounts could influence us to overstate the estimated costs of development, construction, or improvements in order to accelerate the cash flow we receive.

Executive officers and key personnel will face competing demands on their time, and this may cause our return to suffer.

We rely upon our executive officers and employees to conduct our day-to day operations and performance. These persons also conduct the day-to-day operations of other sponsored programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, we may lose the opportunity to enter into or renew a lease or to purchase or sell a property and the returns on our investments may suffer. Our executive officers and employees have a fiduciary relationship to us and to our stockholders’ and will endeavor to avoid putting us in a situation where we would lose an economic opportunity due to the inability of our advisor or property manager to perform a necessary task.

Our officers face conflicts of interest related to the positions they hold with sponsored program entities for with we are the advisor, which could diminish the value of the services they provide to us.

Each of our executive officers, including Mr. Hartman, who serves as our Chief Executive Officer, and Chairman of our Board of Directors, is also an officer of other entities of which we are the sponsor and/or advisor, to other Hartman-sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates of our advisor, (4) investments with affiliates of which we are the advisor. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

Existing shareholders will be diluted upon conversion of the convertible preferred stock.

Our former advisor, which as of July 1, 2020 is wholly owned by us, purchased 1,000 shares of our convertible preferred stock for an aggregate purchase price of $10,000. Prior to our acquisition of the 70% of the advisor owned by affiliates of Allen Hartman, 700 shares of our convertible preferred stock was distributed to the affiliates of Allen Hartman. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us. Our convertible preferred stock will convert to shares of common stock if (1) we have made total distributions on then outstanding shares of our common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) we list our common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of our common stock plus the aggregate market value of our common stock (based on the 30-day average closing price) meets the same 6% performance threshold, or (3) our advisory agreement with our advisor expires without renewal or is terminated (other than because of a material breach by our advisor), and at the time of such expiration or termination we are deemed to have met the foregoing 6% performance threshold based on our enterprise value and prior distributions, and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, our convertible preferred stock will convert into shares of common stock with a value equal to 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later or not at all. As a result, following conversion, the holder of the convertible preferred stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant. Our advisor and Mr. Hartman can influence whether whether our common stock is listed for trading on a national securities exchange. Accordingly, Mr. Hartman can influence both the conversion of the convertible preferred stock issued to his affiliates, and the resulting dilution of other stockholders’ interests.

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

Our properties may be subject to impairment charges.

On a quarterly basis, we assess whether there are any indicators that the value of our properties may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows analysis considers the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our properties. These assessments may be influenced by factors beyond our control, such as early vacating by a tenant or damage to properties due to earthquakes, tornadoes, hurricanes and other natural disasters, fire, civil unrest, terrorist acts or acts of war. These assessments may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that we will not take impairment charges in the future related to the impairment of our properties. Any such impairment could have a material adverse effect on our business, financial condition and results of operations in the period in which the charge is taken.

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

We intend to hold the various real properties in which we invest until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we do not begin the process of liquidating our assets or listing our shares within ten years of the termination of our initial public offering, our charter requires that we hold a stockholder meeting to vote on a proposed alternate strategy for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the tenth anniversary of the termination of our initial public offering. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

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

We have a duty to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure stockholders that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

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

Changes in how LIBOR is determined, or the potential replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.
Our SASB Loan interest rate is tied to the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit LIBOR quotations by the end of 2021. Our SASB Loan agreement provides for an alternate rate index which is a floating rate that is commonly accepted by participants in CMBS transactions as an alternative to LIBOR and is publicly recognized by ISDA as an alternative to LIBOR. We cannot predict the impact of the phase out of LIBOR and adoption or an alternate rate index. There can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lender to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR on its financial condition or whether the discontinuation of LIBOR would have a material adverse effect on its results of operations.

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

You should consider whether your investment in us will cause some or all of our assets to be considered assets of an employee benefit plan, IRA, or other arrangement. We do not believe that under ERISA and U.S.Department of Labor regulations currently in effect that our assets would be treated as “plan assets” for purposes of ERISA, although there can be no assurances. However, if our assets were considered to be plan assets, transactions involving our assets would be subject to ERISA and Section 4975 of the Internal Revenue Code and some of the transactions we have entered into with our advisor and its affiliates could be considered “prohibited transactions,” under ERISA or the Internal Revenue Code. If such transactions were considered “prohibited transactions,” our advisor and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, our advisor and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us. Additionally, other transactions with “parties-in-interest” or “disqualified persons” with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code or other governing authority in the case of a government plan.

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

Item 1B. Unresolved Staff Comments
      None.

Item 2. Properties
General
As of December 31, 2020, we owned or held a majority interest in 44 commercial properties comprising approximately 6,800,000 square feet plus four pad sites and two land developments, all located in Texas. As of December 31, 2020, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.  We believe that the long-term outlook for commercial real estate values in the Houston, Dallas and San Antonio metropolitan statistical areas remains positive.

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders. Effective July 1, 2020, we are internally managed and our properties are managed by our subsidiary, Hartman Income REIT Management, Inc. Our property manager is responsible for operating, leasing and maintaining our properties.

Substantially all of our revenues consist of base rents and expense recoveries under leases that generally have terms that range from less than one year to 15 years. A majority of our existing leases as of December 31, 2020 contain “rent bump” rental provisions which provide for increases in base rental amounts over the term of the lease.

Our Properties

The following table provides summary information regarding our properties as of December 31, 2020.

Name/Location	Rentable SF	Date Acquired	Acquisition Cost (in thousands)	Annualized Base Rent (in thousands)	% Leased
Promenade Dallas,TX	176,585	10/1/2018	$20,000	$1,592	79%
Prestonwood Park Dallas,TX	105,783	10/1/2018	23,000	1,660	69%
Richardson Heights Dallas,TX	201,433	12/28/2010	19,150	2,978	76%
Cooper Street Dallas,TX	127,696	5/11/2012	10,613	1,637	100%
One Mason SC Houston,TX	75,183	10/1/2018	12,860	843	76%
Chelsea Square SC Houston,TX	70,275	10/1/2018	7,110	502	56%
Mission Center SC Houston,TX	112,971	10/1/2018	10,600	840	91%
Garden Oaks SC Houston,TX	106,858	10/1/2018	20,760	997	75%
Harwin Houston,TX	38,813	10/1/2018	5,280	135	37%
Fondren Houston,TX	93,196	10/1/2018	9,980	808	98%
Northeast Square SC Houston,TX	40,525	10/1/2018	4,910	409	80%
Walzem Plaza SC San Antonio,TX	182,713	10/1/2018	16,400	1,516	72%
North Central Plaza Dallas,TX	198,374	10/1/2018	19,800	2,155	67%
Gateway Tower Dallas,TX	266,412	10/1/2018	29,100	2,331	58%
Bent Tree Green Dallas,TX	139,609	10/16/2012	12,013	2,236	81%
Parkway Plaza I&II Dallas,TX	136,506	3/15/2013	9,490	1,771	75%
Hillcrest Dallas,TX	203,688	5/1/2015	11,400	2,534	81%
Skymark Dallas,TX	115,700	9/2/2015	8,846	1,887	87%
Corporate Park Place Dallas,TX	113,429	8/24/2015	9,500	1,151	61%
Westway One Dallas,TX	165,982	6/1/2016	21,638	2,941	86%
Three Forest Plaza Dallas,TX	366,549	12/22/2016	35,655	5,849	80%
Spring Valley Dallas,TX	94,304	10/1/2018	5,620	914	73%
Tower Pavilion Houston,TX	87,589	10/1/2018	6,670	991	85%
The Preserve Houston,TX	218,689	10/1/2018	22,300	3,159	88%
Westheimer Central Houston,TX	182,506	10/1/2018	18,500	1,531	73%
11811 N Freeway Houston,TX	156,362	10/1/2018	5,490	1,965	77%
Atrium I Houston,TX	118,461	10/1/2018	4,750	1,447	83%
Atrium II Houston,TX	111,853	7/1/2020	5,300	798	65%
3100 Timmons Houston,TX	111,265	10/1/2018	15,300	1,417	82%
Cornerstone Houston,TX	71,008	10/1/2018	3,650	517	58%
Northchase Houston,TX	128,981	10/1/2018	9,070	1,183	67%
616 FM 1960 Houston,TX	142,194	10/1/2018	11,710	947	37%
601 Sawyer Houston,TX	88,258	10/1/2018	17,300	1,105	85%
Gulf Plaza Houston,TX	120,651	3/11/2014	13,950	2,301	89%
Timbercreek Atrium Houston,TX	51,035	12/30/2014	2,897	614	76%
Copperfield Houston,TX	42,621	12/30/2014	2,419	751	94%
400 N. Belt Houston,TX	230,872	5/8/2015	10,150	1,413	55%
Ashford Crossing Houston,TX	158,451	7/31/2015	10,600	2,079	76%
Regency Square Houston,TX	64,063	10/1/2018	2,630	680	82%
Energy Plaza San Antonio,TX	180,119	12/30/2014	17,610	3,009	84%
One Technology Ctr San Antonio,TX	196,348	11/10/2015	19,575	4,600	93%
Central Park Dallas,TX	73,099	10/1/2018	4,570	507	97%
Quitman Houston,TX	736,957	10/1/2018	5,870	1,283	88%
Mitchelldale Houston,TX	377,752	6/13/2014	19,175	2,358	94%
	6,781,718		$553,211	$72,341	78%

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2020:

Property Name	Location	Gross Leasable Area SF	In Place Occupancy	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	79%	$1,592	$11.43	$11.60
Prestonwood Park	Dallas	105,783	69%	$1,660	$22.66	$22.67
Richardson Heights	Dallas	201,433	76%	$2,978	$19.50	$19.56
Cooper Street	Dallas	127,696	100%	$1,637	$12.82	$12.70
One Mason SC	Houston	75,183	76%	$843	$14.67	$14.48
Chelsea Square SC	Houston	70,275	56%	$502	$12.81	$13.73
Mission Center SC	Houston	112,971	91%	$840	$8.21	$8.18
Garden Oaks SC	Houston	106,858	75%	$997	$12.48	$12.38
Harwin	Houston	38,813	37%	$135	$9.28	$8.49
Fondren	Houston	93,196	98%	$808	$8.81	$8.61
Northeast Square SC	Houston	40,525	80%	$409	$12.68	$12.25
Walzem Plaza SC	San Antonio	182,713	72%	$1,516	$11.46	$11.41
Total - Retail		1,332,031	78%	$13,917	$13.35	$13.33
Office:
North Central Plaza	Dallas	198,374	67%	$2,155	$16.20	$16.25
Gateway Tower	Dallas	266,412	58%	$2,331	$14.98	$14.72
Bent Tree Green	Dallas	139,609	81%	$2,236	$19.76	$19.88
Parkway Plaza I&II	Dallas	136,506	75%	$1,771	$17.20	$17.31
Hillcrest	Dallas	203,688	81%	$2,534	$15.42	$15.23
Skymark	Dallas	115,700	87%	$1,887	$18.69	$18.68
Corporate Park Place	Dallas	113,429	61%	$1,151	$16.51	$16.73
Westway One	Dallas	165,982	86%	$2,941	$20.69	$19.89
Three Forest Plaza	Dallas	366,549	80%	$5,849	$20.06	$19.68
Spring Valley	Dallas	94,304	73%	$914	$13.30	$13.01
Tower Pavilion	Houston	87,589	85%	$991	$13.24	$13.03
The Preserve	Houston	218,689	88%	$3,159	$16.43	$16.36
Westheimer Central	Houston	182,506	73%	$1,531	$11.46	$11.27
11811 N Freeway	Houston	156,362	77%	$1,965	$16.38	$16.40
Atrium I	Houston	118,461	83%	$1,447	$14.65	$14.55
Atrium II	Houston	111,853	65%	$798	$11.16	$11.48
3100 Timmons	Houston	111,265	82%	$1,417	$15.53	$15.33
Cornerstone	Houston	71,008	58%	$517	$12.56	$12.43
Northchase	Houston	128,981	67%	$1,183	$13.75	$13.66
616 FM 1960	Houston	142,194	37%	$947	$17.96	$18.02
601 Sawyer	Houston	88,258	85%	$1,105	$14.70	$14.37
Gulf Plaza	Houston	120,651	89%	$2,301	$21.44	$21.65
Timbercreek Atrium	Houston	51,035	76%	$614	$15.75	$15.76
Copperfield	Houston	42,621	94%	$751	$18.78	$18.85
400 N. Belt	Houston	230,872	55%	$1,413	$11.15	$11.08
Ashford Crossing	Houston	158,451	76%	$2,079	$17.30	$17.02
Regency Square	Houston	64,063	82%	$680	$12.95	$12.93
Energy Plaza	San Antonio	180,119	84%	$3,009	$19.85	$19.76
One Technology Ctr	San Antonio	196,348	93%	$4,600	$25.11	$25.04
Total -office		4,261,879	75%	54,276	16.96	16.82
Industrial/Flex
Central Park	Dallas	73,099	97%	$507	$7.15	$7.10
Quitman	Houston	736,957	88%	$1,283	$1.97	$1.98
Mitchelldale	Houston	377,752	94%	$2,358	$6.64	$6.62
Total -Industrial/Flex		1,187,808	91%	$4,148	$3.86	$3.85
Grand Total		6,781,718	78%	72,341	$13.60	$13.51

Significant Tenants
The following table sets forth information about our ten largest tenants as of December 31, 2020:

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Rental Revenue	Initial Lease Date	Lease Expiration Year
Gulf Interstate Eng.	Gulf Plaza	$2,138	3%	3/1/2011	4/30/2024
Galen College Of Nursing	One Technology	1,815	3%	7/1/2013	6/30/2025
GSA-Veterans Administration	One Technology	1,312	2%	11/1/2003	1/14/2024
Board Of Regents Of The University Of Texas System	One Technology	1,277	2%	9/1/2011	2/28/2025
Lennar Homes Of Texas	Westway One	1,196	2%	5/1/2014	2/28/2022
CEC Entertainment, INC.	Westway One	1,160	2%	8/1/2015	7/31/2026
Sunbelt Warehouse, LLC	Quitman	1,005	1%	8/1/2003	8/31/2022
Iced Tea With Lemon, LLC	Richardson Heights	685	1%	8/1/2013	7/31/2028
QRX Medical Management, LLC	Three Forest Plaza	537	1%	10/1/2013	7/31/2025
Harris County Sheriff's Dept Office	Atrium I	478	1%	8/1/2003	1/31/2030
		$11,603	16%

Lease Expirations
The following table shows lease expirations for our properties as of December 31, 2020 during each of the next ten years:

		Gross Leasable Area Covered by Expiring Leases		Annualized Base Rent Represented by Expiring Leases
Year of Lease Expiration	Number of Leases Expiring	Approx. Square Feet	Percent of Total Occupied Square Feet	Amount (in thousands)	Percent of Total Rent
2021	333	721	12%	$11,502	16%
2022	338	1,412	23%	13,181	18%
2023	239	761	13%	12,096	17%
2024	212	775	13%	13,394	18%
2025	180	727	12%	11,685	16%
2026	66	264	4%	4,069	6%
2027	30	163	3%	2,885	4%
2028	24	128	2%	2,094	3%
2029	20	65	1%	779	1%
2030	17	102	2%	1,459	2%
2031+	2	9	—%	125	—%
Total	1,461	5,127	85%	$73,269	100%

Leases expiring beyond the period presented are not included in the table above, therefore the percent of total annualized base rents do not total 100%.

Location of Properties

Our properties, which represent continuing operations, are located in the Houston, Dallas and San Antonio metropolitan statistical areas (“MSAs”).  We believe that the long-term outlook for Texas MSAs remains positive.

As of December 31, 2020, our real estate properties comprised the following annualized base rental revenue, in thousands, by asset type and geographic location:

	Retail	Office	Flex/Industrial	Total
Houston	4,534	22,898	3,641	31,073
Dallas	7,867	23,769	507	32,143
San Antonio	1,516	7,609	—	9,125
Total	$13,917	$54,276	$4,148	$72,341

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

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stockholder Information
     As of March 25, 2021, we had 35,320,505 shares of common stock issued and outstanding, held by a total of approximately 4,841 stockholders. The number of stockholders is based on the records of Phoenix American Financial Services, Inc. which serves as our transfer agent.

Market Information
Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. Effective March 31, 2016, we terminated our follow-on offering. Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, merging our company with other Hartman affiliates followed by a listing of our shares of common stock on a national securities exchange.  On November 6, 2020, the board of directors of the Company and the board of directors of Hartman vREIT XXI, Inc. each approved the merger of Hartman XXI with and into the Company. On January 26, 2021, the respective boards determined to delay the merger transaction. There can be no assurance that we will complete the contemplated merger by any specific date or at all.

On January 26, 2021, our board of directors, including all our independent directors determined an estimated net asset value (“NAV”) per share of our common stock of $11.18 per share as of December 31, 2020.

In determining the estimated NAV per share, our board relied upon information contained in a report, or the valuation report, provided by our advisor, the recommendation of the audit committee of our board and our board’s experience with, and knowledge of, our real property and other assets as of December 31, 2020. The objective of our board in determining the estimated NAV per share of our common stock was to arrive at a value, based on recent, available data, that our board believed was reasonable based on methods that it deemed appropriate after consultation with our advisor and the audit committee. In preparing the valuation report, our advisor relied in part on valuations of commercial real estate properties provided by LaPorte CPAs and Business Advisors, which we refer to herein as the Valuation Expert. To calculate the estimated NAV per share in the Valuation Report, our advisor used a methodology pursuant to the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives in April 2013. The Valuation Expert did not determine the NAV of the Company’s common shares.

As with any valuation method, the methods used to determine the estimated net asset value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated net asset value per share, which could be significantly different from the estimated net asset value per share determined by our board of directors. The estimated net asset value per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated net asset value per share on a national securities exchange; a third party would offer the estimated net asset value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the net asset value per share would be acceptable to FINRA or ERISA with respect to their respective requirements.  Further, the estimated net asset value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. For additional information on the determination of our estimated fair value per share, see our Current Report on Form 8-K filed with the SEC on January 28, 2021.

We intend to determine an updated estimated fair value per share every year on or about the last day of our fiscal year or more frequently in the sole discretion of our board of directors. The market for commercial real estate can fluctuate quickly and substantially, and values of our assets and liabilities are expected to change in the future.

Unregistered Sales of Equity Securities

For the year ended December 31, 2020, we granted $100,000 in restricted common stock to our lead director in connection with the Mergers as well as $50,000 in restricted common stock to our lead director and each of three independent directors appointed to the board in May, 2021. We issued 6,000 shares of restricted common stock in the aggregate to our independent directors in 2019 in fulfillment of shares granted for 2018 service on our board of directors. As of December 31, 2020, a total of 51,000 shares of restricted common stock have been issued by us to our independent directors pursuant to our omnibus stock incentive plan, and 12,000 shares of restricted common stock have been issued to executives of our former advisor and our property manager pursuant to our omnibus stock incentive plan.

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

For the years ended December 31, 2020 and 2019, we received 152 and 1 requests, respectively, for share redemptions pursuant to the terms of our share redemption program. For the years ended December 31, 2020, we redeemed 0 and 0 shares at a weighted average price per share of $0 and $0 per share. For the period from our initial public offering commencement date (February 9, 2009) to December 31, 2020, we received and fulfilled 186 redemption requests representing 875,077 shares of our common stock. Redemption prices paid were as set forth in our share redemption program. The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2020, we had 153 unfulfilled redemption requests.

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

We declared distributions based on daily record dates for each day. Distributions declared for all record dates of a given month are paid, as of January 2021, approximately 40 days after month-end. Distributions are currently calculated at a rate which is $0.35 annually per share of common stock.

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

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the years ended December 31, 2020 and 2019, in thousands:

Period	Cash (1)	DRIP (1)(2)	Total
First Quarter 2020	$3,223	$—	$3,223
Second Quarter 2020	3,222	—	3,222
Third Quarter 2020	5,211	—	5,211
Fourth Quarter 2020	4,141		4,141
Total	$15,797	$—	$15,797
First Quarter 2019	$3,141	$—	$3,141
Second Quarter 2019	3,223	—	3,223
Third Quarter 2019	3,224	—	3,224
Fourth Quarter 2019	3,223	—	3,223
Total	$12,811	$—	$12,811

(1) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days (and effective January, 2021 approximately 40 days) following the end of such month.
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

Impact of Coronavirus Outbreak

The novel coronavirus, or COVID-19, pandemic, has caused and continues to cause significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We continue to carefully monitor the COVID-19 pandemic and its potential impact on our business. We are following guidelines established by the Centers for Disease Control and the World Health Organization and orders issued by the state and local governments where we operate. In addition, we have taken a number of precautionary steps to safeguard our business and our employees from the COVID-19 pandemic, including, working remotely and work from home ("WFH") in combination with employees working on site. We have taken steps to maintain business continuity so that we can continue to deliver service to and meet the demands of our tenants.

We are working closely with our tenants with respect to building operations within our portfolio. Whenever a confirmed case of COVID-19 involves an individual known to have been in one of our buildings, we immediately take steps in collaboration with our tenants and vendors to disinfect and sanitize the affected spaces and all common areas in the building.

To date, the impact of the COVID-19 pandemic on our business and financial condition has not been materially adverse. We have experienced delayed collections from tenants whose businesses and cash flows have been impacted by the pandemic. Notwithstanding delayed collection, we are generally collecting between 95 - 97% of billed rents and charges within 90 days of original due dates. We expect occupancy losses due to bankruptcy or other direct adverse consequences of the pandemic to slow and we expect portfolio occupancy to increase during 2021. We also believe that our capital structure will continue to provide us with the resources, financial flexibility and the capacity to support our business.

The future impact of the COVID-19 pandemic on our operations and financial condition will, however, depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A Risk Factors” for a discussion of the potential adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition.

Since the beginning of 2020, the COVID-19 coronavirus outbreak which originated in mainland China has significantly impacted the global and U.S. economies. Through the date of the filing of this Form 10-K, all the Company’s office, retail and flex/industrial properties are open and accessible to our tenants. The Company’s properties are all located in Texas in the metropolitan areas of Houston, Dallas and San Antonio. The operation of tenant businesses is subject to the business judgement of tenant business owners and the direction of government authorities and public health officials. In March 2021, the state of Texas lifted COVID-19 restrictions on businesses; however, businesses can still enforce their own rules for reopening. The Company’s retail property tenants may be particularly affected by the coronavirus outbreak to the extent that they have been required to close or limit hours of operations in the case of experiential businesses such as movie theaters, restaurants and specialty event operations. During much of 2020, services offered restaurant and bar operations in the metropolitan areas in which our properties are located were limited by public mandate. The Company’s retail properties account for approximately 20% of the Company’s total annual base rental income. The Company’s office property tenants have in many cases adopted limited office hours as well as work from home policies as part of their respective business continuity plans.

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

As of December 31, 2020 we owned 44 commercial real properties comprising approximately 6.8 million square feet plus four pad sites, all located in Texas.

We have a $259,000,000 SPE Loan (the "SASB Loan") outstanding as of December 31, 2020 which has an maturity date of October 9, 2021, which is within one year of the date that this Annual Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the fact of the uncertainty regarding the loan maturity of the SASB Loan, as set forth in Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements – Going Concern.”

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

We operate under the direction of our board of directors, the members of which are accountable to the Company and our stockholders. Effective July 1, 2020, we are internally managed by Hartman Advisors, LLC. Effective July 1, 2020, our properties are managed by our subsidiary, Hartman Income REIT Management, Inc. Our property manager is responsible for operating, leasing and maintaining our properties.  The Company is now internally advised and managed.

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

Our Real Estate Portfolio

As of December 31, 2020, our portfolio consisted of the 44 commercial real estate properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	79%	$1,592	$11.43	$11.60
Prestonwood Park	Dallas	105,783	69%	$1,660	$22.66	$22.67
Richardson Heights	Dallas	201,433	76%	$2,978	$19.50	$19.56
Cooper Street	Dallas	127,696	100%	$1,637	$12.82	$12.70
One Mason SC	Houston	75,183	76%	$843	$14.67	$14.48
Chelsea Square SC	Houston	70,275	56%	$502	$12.81	$13.73
Mission Center SC	Houston	112,971	91%	$840	$8.21	$8.18
Garden Oaks SC	Houston	106,858	75%	$997	$12.48	$12.38
Harwin	Houston	38,813	37%	$135	$9.28	$8.49
Fondren	Houston	93,196	98%	$808	$8.81	$8.61
Northeast Square SC	Houston	40,525	80%	$409	$12.68	$12.25
Walzem Plaza SC	San Antonio	182,713	72%	$1,516	$11.46	$11.41
Total - Retail		1,332,031	78%	$13,917	$13.35	$13.33
Office:

North Central Plaza	Dallas	198,374	67%	$2,155	$16.20	$16.25
Gateway Tower	Dallas	266,412	58%	$2,331	$14.98	$14.72
Bent Tree Green	Dallas	139,609	81%	$2,236	$19.76	$19.88
Parkway Plaza I&II	Dallas	136,506	75%	$1,771	$17.20	$17.31
Hillcrest	Dallas	203,688	81%	$2,534	$15.42	$15.23
Skymark	Dallas	115,700	87%	$1,887	$18.69	$18.68
Corporate Park Place	Dallas	113,429	61%	$1,151	$16.51	$16.73
Westway One	Dallas	165,982	86%	$2,941	$20.69	$19.89
Three Forest Plaza	Dallas	366,549	80%	$5,849	$20.06	$19.68
Spring Valley	Dallas	94,304	73%	$914	$13.30	$13.01
Tower Pavilion	Houston	87,589	85%	$991	$13.24	$13.03
The Preserve	Houston	218,689	88%	$3,159	$16.43	$16.36
Westheimer Central	Houston	182,506	73%	$1,531	$11.46	$11.27
11811 N Freeway	Houston	156,362	77%	$1,965	$16.38	$16.40
Atrium I	Houston	118,461	83%	$1,447	$14.65	$14.55
Atrium II	Houston	111,853	65%	$798	$11.16	$11.48
3100 Timmons	Houston	111,265	82%	$1,417	$15.53	$15.33
Cornerstone	Houston	71,008	58%	$517	$12.56	$12.43
Northchase	Houston	128,981	67%	$1,183	$13.75	$13.66
616 FM 1960	Houston	142,194	37%	$947	$17.96	$18.02
601 Sawyer	Houston	88,258	85%	$1,105	$14.70	$14.37
Gulf Plaza	Houston	120,651	89%	$2,301	$21.44	$21.65
Timbercreek Atrium	Houston	51,035	76%	$614	$15.75	$15.76
Copperfield	Houston	42,621	94%	$751	$18.78	$18.85
400 N. Belt	Houston	230,872	55%	$1,413	$11.15	$11.08
Ashford Crossing	Houston	158,451	76%	$2,079	$17.30	$17.02
Regency Square	Houston	64,063	82%	$680	$12.95	$12.93
Energy Plaza	San Antonio	180,119	84%	$3,009	$19.85	$19.76
One Technology Ctr	San Antonio	196,348	93%	$4,600	$25.11	$25.04
Total -office		4,261,879	75%	$54,276	$16.96	$16.82
Industrial/Flex
Central Park	Dallas	73,099	97%	$507	$7.15	$7.10
Quitman	Houston	736,957	88%	$1,283	$1.97	$1.98
Mitchelldale	Houston	377,752	94%	$2,358	$6.64	$6.62
Total -Industrial/Flex		1,187,808	91%	$4,148	$3.86	$3.85

Grand Total		6,781,718	78%	$72,341	$13.60	$13.51

Property Acquisitions and Real Estate Investments
2020 and 2019 Property Acquisitions

Acquisition of HIREIT
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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to release the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income. During 2020, we identified the impact of the COVID-19 pandemic as an impairment trigger for properties occupied by certain tenants experiencing difficulties meeting their lease obligations to us. After considering the impacts of the COVID-19 pandemic on the key assumptions noted above, management has determined that the carrying values of 3 properties for the year ended December 31, 2020 were not recoverable. As a result, we recorded provisions for impairment of $5,406,000 for the year ended December 31, 2020 on the applicable properties impacted by the COVID-19 pandemic. Management determined that there was no impairment in the carrying value of the Company's real estate assets as of December 31, 2019.

Accrued Rent and Accounts Receivable, net

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

RESULTS OF CONTINUING OPERATIONS

Comparison of the year ended December 31, 2020 versus the year ended December 31, 2019.

As of December 31, 2020 and 2019, respectively, we owned 44 and 43 commercial properties comprising approximately 6.8 and 6.7 million square feet plus four and three pad sites and two and none land developments, all located in Texas. As of December 31, 2020 and 2019, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

We define same store (“Same Store”) properties as 43 commercial properties, which we owned for the entirety of the year ended December 31, 2020 and the year ended December 31, 2019.

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

(in thousands)	Year ended December 31,
	2020	2019	Change

Revenue	$86,962	$86,724	$238
Property operating expenses	29,682	30,853	(1,171)
Asset management fees	1,760	1,760	—
Real estate taxes and insurance	14,248	13,306	942
General and administrative	5,650	5,901	(251)
Same Store NOI	$35,622	$34,904	$718

Reconciliation of Net loss to Property NOI
Net loss	$(11,010)	$(4,610)	$(6,400)
Net income from HIREIT and XIX operations	2,681	—	2,681
Organization and offering costs	261	—	261
Depreciation and amortization	29,496	27,534	1,962
Provision for impairment	5,406	—	5,406
Interest expense	9,929	13,834	(3,905)
Interest and dividend income	(1,141)	(1,854)	713
Property NOI	$35,622	$34,904	$718

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the years ended December 31, 2020 and 2019 we had total same store rental revenues and tenant reimbursements of $86,962,000 and $86,724,000, respectively.

Property operating expenses – Property operating expenses consists of labor, contract services, repairs and maintenance, utilities and management fees. For the years ended December 31, 2020 and 2019, we had property operating expenses of $29,682,000 and $30,853,000, respectively. The decrease is mainly due to decrease in hurricane and flood damage related expenses and significant decrease in electricity expenses.

Asset management fees – We pay asset management fees to our advisor in connection with the management of our company. With the merger of HIREIT, and as a result the Advisors, with the Company, the asset management is eliminated starting on July 1, 2020. For the years ended December 31, 2020 and 2019, we had asset management fees of $1,760,000 and $1,760,000, respectively.

Real estate taxes and insurance – Same store real estate taxes and insurance were $14,248,000 and $13,306,000 for the years ended December 31, 2020 and 2019, respectively. The increase in real estate taxes and insurance is attributable to the increase in insurance premium for the insurance policy fiscal year 2020.

Depreciation and amortization – Depreciation and amortization were $29,496,000 and $27,534,000 for the years ended December 31, 2020 and 2019, respectively. The increase is due to the addition of Atrium II as a result of HIREIT merger into the Company.

General and administrative expenses - General and administrative expenses consist primarily of transfer agent fees, other professional fees, and independent director compensation. For the years ended December 31, 2020 and 2019, we had same store general and administrative expenses of $5,650,000 and $5,901,000 respectively.

Interest expenses - Interest expenses for the years ended December 31, 2020 and 2019, were $9,929,000 and $13,834,000, respectively. The decrease is primarily due to the one-month LIBOR decrease due to the COVID-19 pandemic effect on the capital markets.

Net loss – We incurred a net loss from continuing operations of $11,010,000 and $4,610,000 for the years ended December 31, 2020 and 2019, respectively. The difference is primarily attributable to increase in total revenues, decrease in property expenses and decrease in interest expenses and due to the provisions for impairment in FY 2020.

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

The table below summarizes our calculation of FFO for the years ended December 31, 2020 and 2019 respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	December 31,
	2020	2019 (As Restated) (1)
Net loss	$(11,010)	$(4,610)
Depreciation and amortization of real estate assets	29,496	27,534
Provisions for impairment	5,406	—
Funds from operations (FFO)	$23,892	$22,924

(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through December 31, 2020, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
2011	$255	$242	$497
2012	891	869	1,760
2013	1,681	1,594	3,275
2014	2,479	2,358	4,837
2015	3,475	3,718	7,193
2016	8,918	2,988	11,906
2017	12,650	—	12,650
2018	12,555	—	12,555
2019	12,811	—	12,811
2020	$15,797	—	15,797
Total	$71,512	$11,769	$83,281

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

For the year ended December 31, 2020, we paid aggregate distributions of $15,797,000. During the same period, cash provided by (used in) operating activities was $33,757,000 and our FFO was $23,892,000. For the year ended December 31, 2020, 100% of distributions were paid from cash provided by operating activities.

For the year ended December 31, 2019, we paid aggregate distributions of $12,811,000. During the same period, cash provided by (used in) operating activities was $19,519,000 and our FFO was $22,924,000. For the year ended December 31, 2019, 100% of distributions were paid from cash provided by operating activities.

For the period from inception to December 31, 2020, we paid aggregate distributions of $83,281,000. During the period from our inception to December 31, 2020, our cash provided by operating activities was $129,389,000, our net loss was $57,275,000 and our FFO was 94,854,000. Of the $83,281,000 in aggregate distributions paid to our stockholders from inception to December 31, 2020, approximately 64% was paid from net cash provided by operating activities and approximately 36% was funded from offering proceeds. For a discussion of how we calculate FFO, see “Funds From Operations and Modified Funds From Operations”.

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31, 2020 and 2019:

	2020	2019
Ordinary income (unaudited)	35.3%	53.1%
Return of capital (unaudited)	64.7%	46.9%
Total	100.0%	100.0%

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of December 31, 2020, our outstanding secured debt is $301,035,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Hartman SPE LLC loan agreement (“SASB Loan”) had an initial maturity date of October 9, 2020. The SASB Loan provides for three successive one-year maturity date extensions. On October 9, 2020, SPE LLC executed a maturity date extension agreement to extend the maturity date to October 9, 2021.

The SASB Loan requires that SPE LLC have a debt yield, as defined, greater than or equal to 12.50%. The first SASB Loan extension was completed on the basis that the debt yield as of June 30, 2020 was 13.25%. Debt yield is calculated by dividing annual net operating income by debt. Debt yield is calculated by dividing annual net operating income by debt. The second one-year SASB Loan extension is within one year of the issuance of these consolidated financial statements. Uncertainty as to the debt yield calculation as of June 30, 2021 and the Company's ability to exercise the next remaining SASB Loan extension option, require management to conclude, in accordance with guidance provided by ASU 2014-15, that there is a substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements solely on the basis of the uncertainty regarding the loan maturity extension of the SASB Loan. Management believes that SPE LLC will be able to extend the maturity date for the next one year period which will mitigate the maturity date issue.
We may, but are not required to, establish capital reserves from gross offering proceeds, out of cash flow generated by operating properties and other investments or out of non-liquidating net sale proceeds from the sale of our properties and other investments. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from additional private or public offerings of our securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The consolidated financial statements as December 31, 2020, include the accounts of the Company, our operating partnership and its subsidiaries, Hartman SPE, LLC, HIREIT, Advisor and Hartman XIX. Prior to October 1, 2018, our consolidated financial statements did not include Hartman SPE, LLC. Prior to July 1, 2020, our consolidated financial statements did not include HIREIT, Advisor and Hartman XIX.

Comparison of Cash Flow for the Years Ended December 31, 2020 and December 31, 2019

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2020 and 2019:

	For the years ended December 31,
	2020	2019	Change
(Amounts in thousands)
Net Cash provided by (used in):
Operating activities	$33,757	$19,519	$14,238
Investing activities	(14,302)	(21,534)	7,232
Financing activities	(23,258)	(21,482)	(1,776)

Operating Activities
We have generated $33,757,000 and $19,519,000 of cash from operating activities during the years ended December 31, 2020 and 2019, respectively. The increase is mainly due to the increase in revenue of $2,477,000 and and inflows from our related party affiliates.

Investing Activities

We used $14,302,000 and $21,534,000 in cash for investing activities during the years ended December 31, 2020, and 2019. The increase in cash is mainly due to the reassignment of notes receivable to vREIT XXI and 2019 cash outflow for related party note investments by Hartman TRS for affiliate Hartman investment programs and no such outflow in 2020.

Financing Activities

We used $23,258,000 and $21,482,000 in cash from financing activities during the years ending December 31, 2020 and 2019, respectively. Net cash used in financing activities consists of distributions to common stockholders and non controlling interests, and loan repayments to an affiliate.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the notes to the consolidated financial statements included in this Annual Report.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” and Note 12 (Related Party Transactions) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, our management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020, due to material weakness in our internal control over financial reporting discussed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has determined that material adjustments identified, as described below, during the audit of our annual consolidated financial statements resulted from a lack of adequate reconciliation of liability accounts, specifically accounts payable and accrued expenses. The failure includes a lack of second review and approval of the reconciled accounts by a responsible official independent of the process.

The foregoing deficiency resulted in several audit adjustments for the year ended December 31, 2020 which were identified in connection with the audit of our consolidated financial statements for the year ended December 31, 2020. Further, the adjustments identified in connection with the 2020 audit are attributable to misstatements in the consolidated financial statements for the year ended December 31, 2019 and prior. Management accordingly now concludes that our previous conclusion that our internal control over financial reporting was effective, was in error.

For the year ended December 31, 2020, the Company recorded adjustments totaling $3,212,000 to correct the overstatement of accounts payable and accrued expenses prior to adjustment. The overstatement of accounts payable included (i) $1,112,000 attributable to the Three Forest property for improvements which were accrued for in 2016 and which should have been subsequently relieved as the property improvements were completed; (ii) $239,000 margin tax provision in excess of margin tax expense, and; (ii) $1,860,000 attributable to accounts payable which were not valid as of the end of December 31, 2019 together with accrued expense which should have been reversed as the invoices for which the expenses were accrued were paid.

In Q4 2019 the Company recognized $868,000 of expense related to the restoration of storm damage which occurred in the summer of 2019. The expenditure was covered by insurance and in Q4 2019, the vendor was paid from insurance proceeds held by the loan servicer, however the expense was not reversed. The expense was incorrectly reversed in Q1 2020.

As a result of the foregoing, net loss for the year ended December 31, 2019 was overstated by $1,385,000. The Company has included in the notes to the consolidated financial statements, a note regarding the errors discussed above and including the restatement, on a quarterly basis, of the affected balance sheet and statement of operations line items affected.

Weaver, an independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading Report of Independent Registered Public Accounting Firm. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due exemption established by rule of the SEC for smaller reporting companies.

Remediation Efforts

Management has begun implementing a remediation plan to address the material weakness in our internal control over financial reporting discussed above. The remediation plan includes revising our procedures to ensure that appropriate all material balance sheet accounts are timely reviewed and reconciled for each reporting period and that the reconciliation process is further reviewed and approved by a responsible official independent of the process for overseeing such reconciliations. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting; however, some of these actions will take time to be fully integrated and confirmed to be effective and sustainable. We will continue to monitor the effectiveness of our internal control over financial reporting and will make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information
 None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Allen R. Hartman	69	Chairman of the Board, Chief Executive Officer and President
Jack I. Tompkins	75	Independent Director
Horst Schulze	81	Independent Director
Gerald W. Haddock	73	Independent Director
James S. Still	64	Independent Director
Louis T. Fox, III	60	Chief Financial Officer, Secretary and Treasurer
Mark T. Torok	62	General Counsel

Allen R. Hartman, age 69, has served as our CEO and Chairman of our Board of Directors since February 2009 and has served as President of our advisor, Hartman Advisors, since March 2009, and as President of our property manager, HIR Management, since January 2008. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 18 privately offered programs and two publicly offered programs, including our current public offering, which invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, Inc., a wholly owned subsidiary of

HIREIT. Mr. Hartman has acquired 80 commercial real estate properties, raised over $300 million of investor equity and acquired more than $400 million in commercial real estate assets in various private and public real estate investment programs. Currently, Mr. Hartman oversees a staff of 60 employees who manage 38 commercial properties encompassing over five million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program.  Mr. Hartman attended the University of Colorado and studied Business Administration.

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

Jack I. Tompkins, age 75, has served as one of our independent directors since our inception in February, 2009.  Mr. Tompkins has served since 1998 as Chairman and CEO of ARTA Equity Advisors, L.L.C., which was formed to engage in various entrepreneurial opportunities. Mr. Tompkins began his career with Arthur Young & Co., working as a certified public accountant there for three years before joining Arthur Andersen,& Co., where he was elected to the partnership in 1981 and served until 1988. While at Arthur Andersen he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. From 1988 until October 1996, Mr. Tompkins served as Chief Financial Officer, Senior Vice President and Chief Information, Administrative and Accounting Officer of a large publicly traded energy company. Corporate functions reporting to Mr. Tompkins included financial planning, risk management, tax, accounting, information systems, administration and internal audit. Mr. Tompkins served as Chairman and CEO of Automotive Realty Trust Company of America from its inception in 1997 until its sale to a publicly traded REIT in January 1999. Automotive Realty was formed to engage in the business of consolidating real estate properties owned by automobile dealerships into a REIT. From March to September of 1999, Mr. Tompkins served as interim Executive Vice President and CFO of Crescent Real Estate Equities as the Company restructured. Mr. Tompkins served as an independent director of Hartman XIX from July 2009 until March 2010 and as an independent director of Hartman Income REIT from January 2008 until July 2009. Mr.Tompkins previously served on the board of directors of Bank of America Texas and Michael Petroleum Corp. He is a member of American Institute of Certified Public Accountants. Mr. Tompkins received a Bachelor of Business Administration and Master of Business Administration from Baylor University.

Our board of directors, excluding Mr. Tompkins, has determined that the experience as a certified public accountant and leadership positions previously and currently held by Mr.Tompkins, including experience Mr. Tompkins has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Tompkins with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Horst Schulze, age 81, has served as one of our independent directors since May 2020. Mr. Schulze brings more than 65 years of experience in hospitality and operational quality to the Board. Mr. Schulze joined the Ritz-Carlton hotel brand in 1983 as a charter member and Vice President of Operations. He was appointed Assistant Vice-President in 1987 and then president and COO in 1988. Mr. Schulze became vice chairman of The Ritz-Carlton Hotel Company from 2001 to 2002, and in 2011, he left the company to form the Capella Hotel Group; at the time of his departure, Schulze was responsible for the $2 billion Ritz-Carlton operations worldwide. Mr. Schulze currently sits on multiple boards other than the Company, including the Cancer Treatment Centers of America and Reliance Trust. In 1995, he was awarded the Ishikawa Medal for his personal contributions to the quality movement. In 1999, Johnson & Wales University gave him an honorary Doctor of Business Administration degree in Hospitality Management.

Our board of directors, excluding Mr. Schulze, has determined that the leadership positions previously and currently held by Mr. Schulze, including the extensive experience Mr. Schulze has acquired in hospitality and operational quality, have provided Mr. Schulze with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Gerald W. Haddock, age 73 has served as one of our independent directors since May 2020. Mr. Haddock. brings more than 48 years of professional and leadership experience to the Board. He founded Haddock Enterprises, LLC in 2000 and has served as president since it's formation. Prior to forming Haddock Enterprises, Mr. Haddock served as president and chief executive officer of Crescent Real Estate Equities, a diversified real estate investment trust. He was a partner at the law firms of Fulbright & Jaworski, LLP, Kelly, Hart & Hallman, PC, and Jackson Walker, LLP, before founding the Haddock Firm, LLP. He is currently a director for Meritage Homes Corporation, serving as Chairperson of the Nominating and Corporate Governance Committee. Mr. Haddock is also currently a director of Union Acquisition Corp. II, a special purpose acquisition corporation, and has served in this capacity since December 2018. Mr. Haddock serves on the Audit Committee of Union Acquisition Corp. II's board of directors. From 1986 to 2019, Mr. Haddock served as a founding director of ENSCO International, PLC, a leading global offshore oil and gas drilling service company. As one of the initial three directors, he was instrumental in leading the negotiation efforts of Rainwater Group to acquire the company (formerly known as Blocker Energy). For more than 25 years, Mr. Haddock served on the Board of Directors as a director and as the Chairperson of the Audit Committee. He was also co-lead director for many years of his service. Mr. Haddock also served as a member of the Nominating and Governance Committee. Mr. Haddock retired as a director with Ensco in early 2019 upon its merger with Rowan Companies plc which created Valaris plc. Mr. Haddock has served on many philanthropic boards. He previously served on the Board of Trustees for the M.D. Anderson Proton Therapy Education and Research Foundation and the Baylor College of Medicine, as well as a member of the Baylor University Executive Investment Committee. Since 2010, he has been involved with the CEELI Institute, a not-for profit, international provider of post-graduate, professional legal education headquartered in Prague. Mr. Haddock is currently a member of the Friends of the CEELI Institute Board of Directors based out of Washington DC. Mr. Haddock received his Bachelor of Business Administration and Juris Doctorate degree from Baylor University and Baylor Law School, and his Master of Laws in Taxation degree from New York University School of Law. He also received his Master of Business Administration degree from Dallas Baptist University.

Our board of directors, excluding Mr. Haddock, has determined that the experience and leadership positions previously and currently held have provided Mr. Haddock with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

James S. Still, age 64 has served as one of our independent directors since May 2020. Mr. Still founded RDC Advisors, LLC in 2010, to serve as a holding company for his Board and interim management roles. Prior to forming RDC Advisors, Mr. Still served as President and CEO of Surgent, LLC from 2014 to 2016, and prior to that President and CEO of Thompson Media Group, LLC from 2010 to 2014. Both of these entities were focused on providing professional education to a number of sectors of the domestic economy. The two companies were owned by private equity and institutional lending firms. Earlier in his career, Mr. Still was President and CEO of Atlantic American Properties Trust, a diversified commercial and industrial real estate investment trust with holdings throughout the mid-Atlantic region. He was also the former President and CEO of Bell Atlantic Properties, Inc, a wholly owned investment real estate division of Bell Atlantic Corporation now Verizon Corporation. Since 2017, he has been a director for Intellective, Inc, a leading provider of technology-based solutions; Precision Camera, the largest camera repair company in the country; and DirectPath, a leading telecommunications provider. Each of these entities is privately held. He is a former Board member of Abington Health, a large regional health care provider and from 2017 to 2019 he was a member of the Finance and Investment Committees of Abington-Jefferson Health, upon the companies' merger in 2015. He was the President of the Alumni Board of William Penn Charter School, the oldest Quaker high school in America. He also served on the Amherst College Alumni Board and was a Session member at Grace Presbyterian Church in suburban Philadelphia. Mr. Still earned Bachelor of Arts in Economics and Psychology and Master of Business Administration from the Wharton School of the University of Pennsylvania.

Our board of directors, excluding Mr. Still, has determined that the experience and leadership positions previously and currently held have provided Mr. Still with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Louis T. Fox, III, age 60, is our Chief Financial Officer and Treasurer. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining HIR Management in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. He started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox received a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

Mark T. Torok, age 62, has served as our General Counsel and Secretary since April 2016. Mr. Torok also serves as General Counsel for both our advisor and our property manager. In this capacity, Mr. Torok manages our advisor’s in-house legal department and is responsible for all legal matters affecting our company and its affiliates, including our advisor and our property manager. Prior to joining our property manager in June, 2015, Mr. Torok practiced law from 2006 to May 2015, as the founder of The Torok Law Firm P.C., where his practice focused on real estate, securities, and business law. In addition, he served as a fee attorney and provided escrow agent services for Providence Title Insurance Company.  Prior to founding The Torok Law Firm in 2006, from 1989 to 1991, Mr. Torok served as a Hearings Officer for the Pennsylvania Insurance Department. From 1991 to 2000 he served as Assistant General Counsel and Assistant Secretary of the various companies of the Erie Insurance Group, a property and casualty insurance company. From 2000 to 2002 he served as Assistant General Counsel and Assistant Secretary for the United Services Automobile Association (USAA), a property and casualty insurance company. From 2002 to 2004 he served as Assistant General Counsel and Chief Compliance Officer for the companies of the Argonaut Group, a commercial property and casualty insurance company. He subsequently returned to USAA from 2004 to 2006 to serve as Director of Regulatory Compliance before founding his own law firm. Mr. Torok holds the insurance designations of Chartered Property Casualty Underwriter (CPCU) and Associate in Reinsurance (ARe). Mr. Torok holds an inactive real estate agent’s license in Texas and an inactive escrow agent’s license in Texas and is a member of the Texas Bar Association. Mr. Torok earned a Bachelor of Arts degree in Economics from Gettysburg College and a Juris Doctor degree from Willamette University College of Law.

Mr. Torok resigned as General Counsel and Secretary effective April 9, 2021.

Board Committees

Audit Committee

Our board of directors has established an Audit Committee.  The Audit Committee meets on a regular basis at least four times a year. Our Audit Committee is comprised of three independent directors, Jack Tompkins, chairman, Gerald Haddock, and James Still, each of whom is “independent” as defined by our charter. Our Board of Directors has adopted an Audit Committee Charter, a copy of which is posted on our website, http://www.hartmanreits.com/sec-filings/. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent auditors; to periodically review the auditors’ independence; and to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls that management has established, and the audit and financial reporting process.  All members of the audit committee have significant financial experience. Our board of directors has determined that Mr. Tompkins satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”

Compensation Committee

Our board of directors has established a Compensation Committee to assist the board of directors in discharging its responsibility in all matters of compensation practices, including any salary and other forms of compensation for our directors and for our employees. Our Compensation Committee is comprised of two independent directors, James Still, chairman, and Horst Schulze. Our Board of Directors has adopted our Compensation Committee Charter, a copy of which is posted on our website, http://www.hartmanreits.com/sec-filings/. The primary duties of the Compensation Committee include reviewing all forms of compensation for our directors; approving all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares; and advising on changes in compensation of members of our Board of Directors.

Nominating and Governance Committee

Our board of directors has established a Nominating and Governance Committee, or the “Nominating Committee.” Our Nominating Committee is comprised of two independent directors, Gerald Haddock, chairman, and Jack Tompkins. Our Board of Directors has adopted our Nominating Committee Charter, a copy of which is posted on our website, http://www.hartmanreits.com/sec-filings/. The Nominating Committee will recommend nominees to serve on our Board of Directors. The Nominating Committee will consider nominees recommended by stockholders if submitted to the committee in accordance with the procedures specified in our bylaws. Generally, this requires that the stockholder send certain information about the nominee to our corporate secretary between 120 and 150 days prior to the first anniversary of the mailing of notice for the annual meeting held in the prior year. The Nominating Committee is responsible for assessing the appropriate mix of skills and characteristics required of board members in the context of the perceived needs of the board at a given point in time and shall periodically review and recommend for approval by the board any updates to the criteria as deemed necessary. Diversity in personal background, race, gender, age and nationality for the board as a whole may be taken into account favorably in considering individual candidates. The nominating committee will evaluate the qualifications of each director candidate against these criteria in making its recommendation to our board concerning nominations for election or reelection as a director. The process for evaluating candidates recommended by our stockholders pursuant to our bylaws will be no different than the process for evaluating other candidates considered by the Nominating Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2020, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2020, except as follows:

•due to an administrative over
•sight, a Form 4 was not timely filed in 2020 and 2019 to report the issuance of 6,000 shares of restricted common stock to Mr. Tompkins in connection with his continuing services as a non-employee members of our board of directors; and

•due to an administrative oversight, a Form 4 was not timely filed in 2020 and 2019 to report the issuance of 6,000 shares of restricted common stock to Mr. Ruskey in connection with his continuing services as a non-employee members of our board of directors.

Item 11.    Executive Compensation

Compensation of our Executive Officers

Prior to the effectiveness of the Mergers, our executive officers did not receive compensation directly from us for services rendered to us.

Compensation Discussion and Analysis

Throughout this discussion, the following individuals who served as our chief executive officer and chief financial officer during 2020 and the other three most highly compensated executive officers as of the end of 2020, as determined in accordance with applicable SEC rules, are collectively referred to as our named executive officers.

Named Executive Officer	Title

Allen R. Hartman	Chief Executive Officer, President and Chairman of the Board
Louis T. Fox, III	Chief Financial Officer, Chief Accounting Officer and Treasurer
Mark T. Torok	Co-Chief Operating Officer, General Counsel and Corporate Secretary
Kimberly A. Strickland	Executive Vice President and Co-Chief Operating Officer
Patrick Windley	Executive Vice President of Leasing and Acquisitions

We provide what we believe is a competitive total compensation package to our named executive officers through a combination of base salary, annual cash incentive bonuses, and profit sharing/phantom equity incentive compensation and broad-based benefits programs. We seek to maintain a total compensation package that provides fair, reasonable and competitive compensation for our executives while also permitting us the flexibility to differentiate actual pay based on the level of individual and company performance. We place significant emphasis on annual and incentive compensation, including cash and phantom equity-based incentives, which are designed to reward our executives based on achievement of company and individual goals and our strategic objective of delivering long-term stable and consistent returns to our stockholders.
Say-on-Pay and Say-on-Frequency Votes
Since the mergers of the Company and its Hartman affiliates effective July 1, 2020, we have not yet held an annual meeting of stockholders at which time the Company will hold an advisory vote on the compensation of our named executive officers and at such annual meeting and thereafter we plan to hold an advisory vote as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act requires that such stockholder votes on frequency be held at least once every six years.
2020 Business Highlights

On May 14, 2020, we completed the merger between us and Short Term Income Properties XIX, Inc.and the mergers by us, our operating partnership, and Hartman Income REIT, Inc. and Hartman Income REIT Operating Partnership LP. The effective date of the mergers ("Mergers") was July 1, 2020.
Financial and Operating Performance. In 2020, our executive team continued to focus on the disciplined execution of our business strategy to generate stable and consistent cash flow growth in the face of the economic challenges presented by the COVID-19 pandemic. Our Company’s 2020 accomplishments, guided by our named executive officers, illustrate this focus.
•Portfolio: As of December 31, 2020, we owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites, all located in Texas. As of December 31, 2020, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.
•Leasing Activity: Our portfolio occupancy began 2020 at approximately 80%. As of the end of the first quarter 2020, portfolio occupancy had increased to approximately 82%. A number of tenants decided not to renew leases expiring in 2020. A number of tenants undertook to reduce their lease space or to seek early termination of their lease agreements. Several significant tenants filed for bankruptcy protection in 2020 which stayed such tenants obligation to pay rent until affected leases were affirmed or modified. Substantially all of these events are attributable to the economic impacts of the COVID-19 pandemic. Notwithstanding occupancy loss attributable to the pandemic, our portfolio occupancy ended 2020 at 78%.
•Financial Results: For the year ended December 31, 2020, we had a net loss attributable to common stockholders of $13,165,000 or $0.50 per share on a fully diluted basis and Funds from Operations (“FFO”) of $23,892,000.

Overview of Compensation Philosophy & Objectives
We seek to maintain a total compensation package that provides fair, reasonable and competitive compensation for our executive officers while also permitting us the flexibility to differentiate actual pay based on the level of individual and organizational performance. Our executive compensation programs are designed to:

•Attract and retain talented and experienced executives;

•Motivate our executives whose knowledge, skills and performance are critical to our success; and

•Align the interests or executive officers and stockholders by motivating executive officers to increase stockholder value and reward executive officers based on increased value.

Roles of the Compensation Committee, Compensation Consultant and Management
Compensation Committee
The members of the Compensation Committee are James Still, chairman, and Horst Schulze, each of whom is “independent” under the independence standards of the NYSE. Prior to the Mergers which were effective July 1, 2020, the Company did not pay and did not intend to pay any compensation to our executive officers. Prior to the Mergers, each of our executive officers, including each executive officer who serves as a director, was an officer or employee of our former advisor or its affiliates and received compensation for his or her services, including services performed on our behalf, from such entities.

As a result of the Mergers and the internalization of our advisor, the Compensation Committee, has become active and will have overall responsibility for monitoring the performance of our executives and evaluating and approving our executive compensation plans, policies and programs. In addition, the Compensation Committee will oversee and administer our 2020 Hartman Profit Sharing and Retention Plan.

Compensation Consultant

For 2020, the Compensation Committee did not engage the services of any independent outside compensation consultants.

Management

For 2020, our Chairman and our Chief Executive Officer exercised sole discretion with respect to the evaluation of the individual performance of the other executive officers and established, in his sole opinion, appropriate compensation levels for all executive officers including himself. None of the current compensation arrangements for executive officers have been evaluated by or approved by the Compensation Committee.

Peer Group
The Compensation Committee expects to establish in 2021 a peer group appropriate for comparison to determine the competitiveness of our executive compensation structure.

Compensation of Executive Officers

Executive compensation programs include three principal elements – base salary, incentive cash bonus and profit sharing and retention incentives, in the form of performance-based incentive units awarded from time to time in our Hartman Profit Sharing and Retention Plan of 2020. In 2020, we awarded initial unit grants to our named executive officers to recognize their significant contributions to the Company’s performance and to further incentivize our named executive officers’ continued service to the Company. We believe that an emphasis on annual incentive cash bonus and profit sharing compensation creates greater alignment with the interests of our stockholders, ensures that our business strategy is executed by decision-makers in a manner that focuses on the creation of both long-term value and short-term results, and encourages prudent evaluation of risks. The following table presents the base salary, incentive cash bonus compensation and profit sharing compensation for our Chief Executive Officer and each of our other named executive officers for 2020.

Name and Principal Position	Salary	Bonus	Profit Sharing	All Other Compensation	Total Compensation
Allen R. Hartman, Chairman and Chief Executive Officer	$7,540	$—	$—	$—	$7,540
Louis T. Fox, III, Chief Financial Officer, Principal Accounting Officer and Treasurer	$167,395	$24,446	$10,361	$—	$202,202
Mark T. Torok, COO, General Counsel and Secretary	$250,385	$70,358	$20,722	$—	$341,465
Kimberly Strickland, COO, Managing Director of Human Resources and Administration	$175,000	$53,952	$15,542	$—	$244,194
Patrick Windley, Executive Vice President Leasing and Acquisitions	$187,310	$66,777	$10,361	$—	$264,448

Notes:

1.Mr. Torok resigned his positions with the Company effective April 9, 2021. His replacement has not been hired or appointed as of April 15, 2021.
2.Mr. Windley resigned his positions with the Company effective January 15, 2021. Mr. Richard Maloof was promoted internally to replace Mr. Windley effective the same date.

Base Salary

The base salary payable to each named executive officer provides a fixed component of compensation that reflects the executive’s position and responsibilities. The goal of our base salary program is to provide salaries at a level that allows us to attract and retain highly qualified executives while preserving significant flexibility to recognize and reward individual performance within the overall executive compensation program. Base salaries will be reviewed annually by the Compensation Committee and may be adjusted to better match competitive market levels or to recognize an executive’s professional growth, development and increased responsibility.

Mr. Hartman derives almost all of his income from distributions paid in respect of Company common stock and operating partnership units. In 2020, Mr. Hartman and his affiliates received $1,279,743 in distributions from the Company and its affiliates.

In connection with its annual review of base salaries, the Compensation Committee will review the results of benchmarking analysis prepared by the committee or its compensation consultant in order to determine appropriate increases in base salaries for each of our named executive officers in light of (i) the Company’s growth in terms of occupancy and cash flows from operations, (ii) each named executive officer’s individual performance, scope of responsibilities and prospects, and (iii) market data provided the compensation consultant, if any.

Annual Incentive Cash Bonus

Annual incentive cash bonuses are designed to reward our named executive officers for strong financial, operational and individual performance. We expect that eligibility to receive these cash bonuses will incentivize our named executive officers to strive to attain Company and individual performance goals that further our interests and the interests of our stockholders. The Company utilizes a quarterly scorecard incentive compensation arrangement structured on the achievement of formulaic Company objectives as well as specific individual qualitative goals, each of which are set on a quarterly basis.

Long-Term/Profit Sharing Incentive Compensation

The Compensation Committee believes that a substantial portion of each named executive officer’s annual compensation should be in the form of long-term equity and or profit sharing incentive compensation. Equity incentive awards, including profit sharing/phantom equity plans, encourage management to create stockholder value over the long-term, because the value of the incentive awards is directly attributable to changes in the price of our common stock over time. In addition, phantom equity awards are an effective tool for management retention because full vesting of the awards generally requires continued employment for multiple years.
In September 2020, the board of directors approved the Hartman Profit Sharing and Retention Plan of 2020 ("Plan") for employees of the Company including our named executive officers. There are two main parts to the Plan. One is a profit sharing payment component payable monthly and a retention bonus that will be paid at the end of the retention period as defined in the Plan. The Plan allows participants to receive payments on the retention bonus immediately at the same rate and time as distributions are paid on a like amount of the common stock of the company held by our stockholders. These payments continue to the extent that distributions are paid on the Company's common stock until the retention period has expired. Payments are not guaranteed and can fluctuate with any changes in the distributions paid on the actual common stock of the Company. Unit awards under the Plan are not of actual shares of common stock or any ownership interest in the Company but are a profit sharing payment that mirrors the common stock performance. The units awarded under the Plan do not have voting rights in any manner upon which the common stockholders vote.

Other Elements of Compensation
Employee Benefits and Perquisites. Our full-time employees are eligible to participate in health and welfare benefit plans, such as medical cost sharing, dental, life and short and long-term disability insurance.

401(k) Plan. The Internal Revenue Code of 1986, as amended, or the Code, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to a 401(k) plan. We established a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees.

Tax Considerations
Deductibility of Executive Compensation. Under Section 162(m) of the Code, a publicly held corporation generally may not deduct compensation of more than $1 million paid to any “covered employee” in any year. We do not expect Section 162(m) to have a significant impact on our Compensation Committee’s compensation decisions for our executive officers.
Accounting Standards
The Compensation Committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives. ASC Topic 718 requires us to recognize an expense for the fair value of equity-based compensation awards. We do not believe that unit awards under the Hartman Profit Sharing and Retention Plan of 2020 are required to be accounted for under ASC Topic 718.
Risk Considerations in Our Compensation Programs
Our Compensation Committee does not believe the goals, or the underlying philosophy, of our compensation programs encourage excessive or inappropriate risk taking.
We structure the compensation to our executive officers to consist of both fixed and variable compensation. The fixed portion (base salary) of compensation is designed to provide a base level of income regardless of our financial or share price performance. The variable portion of compensation (annual incentive cash bonus and profit sharing plan) is designed to encourage and reward both short- and long-term financial, operational and individual performance, with appropriate caps on the maximum amount of annual cash incentive compensation and shares and/or units that can be earned.

Employment and Change in Control Agreements

The Company has not entered into employment agreements with Messrs. Hartman or Fox or with any other of the named executive officers, other than Kimberly Strickland. Mrs. Strickland entered into an employment agreement with the Company on April 13, 2021. As participants in the Hartman Profit Sharing and Retention Plan of 2020, each named executive officers may be entitled to retention bonus compensation as provided for in the plan. Each of our named executive officers, other than Kimberly Strickland, and all of our employees are employees at will.

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2020. Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	All Other Compensation (2)	Total
Allen R. Hartman	$—	$—	$—
Jack I. Tompkins	$35,250	$150,000	$185,250
Richard R. Ruskey (3)	$9,500	$118,750	$128,250
Gerald W. Haddock	$28,375	$31,250	$59,625
James S. Still	$28,875	$31,250	$60,125
Horst Schulze	$23,750	$31,250	$55,000
	$125,750	$362,500	$488,250

(1)The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2)As described below under “Equity Plan Compensation,” each of our independent directors receive shares of restricted common stock as non-cash compensation for their service as independent members of our Board of Directors.  Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(3)Mr. Ruskey resigned from the board following the appointment of new independent directors following the Mergers.

Cash Compensation

We pay each of our independent directors an annual retainer of $25,000, plus $2,000 per board meeting attended and $500 per committee meeting attended; provided, however, we do not pay an additional fee to our directors for attending a committee meeting when the committee meeting is held on the same day as a board meeting. The Audit Committee chair receives $12,500 annually and members receive $500 per quarterly meeting. The Compensation Committee chair receives $5,000 annually and members receive $500 per meeting. The Nominating and Governance Committee chair receives $5,000 annually and members receive $500 per meeting. We also reimburse all directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

Independent Directors Compensation Plan

Our board of directors has approved and adopted an independent director’s compensation plan, which operates as a sub-plan of our long term incentive plan. Under our independent director’s compensation plan, each of our independent directors is entitled to receive annually $50,000 in shares of restricted common stock. Each new independent director that joins our board of directors will receive $50,000 in shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives up to an additional $50,000 in shares of restricted common stock. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected. Directors serving on the board of directors of more than one entity sponsored by our Sponsor or its affiliates, will receive an annual cash retainer, meeting fees and stock compensation for all board service as if they were serving on a single board. As of December 31, 2020, 51,000 shares of restricted common stock have been granted to our current independent directors pursuant to the omnibus stock incentive plan.

Compensation Committee Interlocks and Insider Participation

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Beneficial Owners

The following table sets forth information as of March 25, 2021, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership set forth in the table below is calculated based on 35,320,505 shares of our common stock outstanding as of March 25, 2021. The address of each beneficial owner listed below is c/o Hartman Short Term Income Properties XX, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	22,420	0.06%
Jack I. Tompkins	44,446	0.13%
Gerald W. Haddock	—	—%
James S. Still	—	—%
Horst Schulze	—	—%
Louis T. Fox, III	—	—%
Mark T. Torok	—	—%
All Officers and Directors as a group	66,866	0.19%

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

The following describes all transactions since January 1, 2016 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 12 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

We initially issued 100 shares of our common stock to Hartman XX Holdings, Inc., or “Holdings,” for $1,000. Holdings is a Texas corporation wholly owned by Allen R. Hartman. Holdings was formed solely for the purpose of facilitating the organization and offering of the initial offering of our shares.  Effective October 15, 2009 we issued an additional 18,900 shares of common stock to Holdings for $189,000. Holdings contributed a related party liability in the amount of $189,000 to us in exchange for the issuance of an additional 18,900 shares of our common stock. The transaction resulted in a total of 19,000 shares of our common stock issued for total consideration of $190,000. On July 28, 2020 the board voted to grant Richard Ruskey, John Ostroot, Jack Tompkins and Jack Cardwell, each being independent directors of the companies involved in the Merger, each to receive $100,000 in shares of the Company upon and as a compensation for closure of the merger. Share based compensation expense is based upon the estimated fair value per share

We issued our advisor, Hartman Advisors LLC, 1000 shares of our non-voting convertible preferred stock, or “convertible stock,” for $10,000.  Upon the terms described below, these shares may be converted into shares of our common stock, resulting in dilution of common stockholders’ interest in our company. As a result of the HIREIT Merger, the Company acquired the Advisor's interest of affiliates of Allen Hartman in exchange for 602,842 Operating Partnership OP units with a fair value of $6,525,000. Prior to our acquisition of the 70% of the advisor owned by affiliates of Allen Hartman, 700 shares of our convertible preferred stock were distributed to the affiliates of Allen Hartman.

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

Fees and Expense Reimbursements Paid to our Advisor

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

Property Management Fees Paid to Our Property Manager

Prior to the Mergers, the Company paid acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. The Company paid property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. The Company have entered into property management agreements with our property manager, Hartman Income REIT Management, Inc., an affiliate of our sponsor, with respect to the management of properties. Pursuant to the management agreements, Company paid the property manager a monthly management fee in an amount equal to between 3% and 5% of each property’s gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the fiscal years ended December 31, 2020 and 2019, we have paid property management fees and reimbursements of $4,118,000 and $8,053,000, respectively, to our property manager.

Transactions with Related Persons

The following describes all transactions during the period from January 1, 2018 to December 31, 2020 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 12 (Related Party Transactions) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

Prior to the Mergers, the Advisor was owned 70% by Allen R. Hartman individually and 30% by the Property Manager. Effective July 1, 2020, the Company acquired the Advisor's interest of he Property Manager which was a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, Inc., as a result of the HIREIT Merger. In a separate transaction, the Company acquired the Advisor's interest of affiliates of Allen Hartman in exchange for 602,842 Operating Partnership OP units with a fair value of $6,525,000. The Property Manager was acquired by the Company as a result of the HIREIT Merger. Effective July 1, 2020 the Company is self advised and self managed. Prior to our acquisition of the 70% of the advisor owned by affiliates of Allen Hartman, 700 shares of our convertible preferred stock were distributed to the affiliates of Allen Hartman.

Prior to the HIREIT Merger, the Company owned 1,561,523 shares of the common stock of Hartman Income REIT, Inc., which it acquired for cash consideration of $8,978,000. The Company has cancelled the HIREIT shares in connection with the HIREIT Merger effective July 1, 2020. The receive monthly dividend distributions from Hartman Income REIT, Inc. with respect to our common stock investment.

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

Prior to the Mergers, the Company paid acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. The Company paid property management fees and reimbursable expenses and leasing commissions to the Property Manager in connection with the management and leasing of the Company's properties.

Loan to Hartman Short Term Income Properties XIX, Inc.

We had a note receivable from Hartman Short Term Income Properties XIX, Inc. in the original amount of $4,500,000. The outstanding balance of the note is $0 and $4,200,000 as of December 31, 2020 and 2019, respectively. The balance of the note was eliminated on July 1, 2020 in connection with the Hartman XIX Merger.

Loan to Hartman Retail II Holdings Company, Inc.

Our taxable REIT subsidiary, Hartman TRS, Inc. ("TRS") has a note receivable from Hartman Retail II Holdings Company, Inc., an affiliate of the Advisor and the Property Manager, in the original amount of $7,231,000. The outstanding balance of the note is $1,726,000 and $2,476,000 as of December 31, 2020 and 2019, respectively. The maturity date of the note, as amended, is December 31, 2022.

Loan to Hartman Retail III Holdings Company, Inc.

Our taxable REIT subsidiary, Hartman TRS, Inc. ("TRS") has a note receivable from Hartman Retail III Holdings Company, Inc., an affiliate of the Advisor and the Property Manager, in the principal amount of $7,500,000. The outstanding balance of the note is $0 and $6,782,400 as of December 31, 2020 and 2019, respectively. The maturity date of the note, as amended is February 29, 2021. Effective August 4, 2020, the Company conveyed this note receivable to Hartman vREIT XXI TRS, Inc.("vREIT TRS").

Loan to Hartman Ashford Bayou, LLC, a subsidiary of Hartman Total Return, Inc.

Our taxable REIT subsidiary, Hartman TRS, Inc. ("TRS") has a note receivable from Hartman Ashford Bayou LLC, an affiliate of the Advisor and the Property Manager, in the original amount of $3,500,000. The outstanding balance of the note is $0 and $3,830,000 as of December 31, 2020 and 2019, respectively. The maturity date of the note, as amended is March 31, 2021. Effective August 4, 2020, the Company conveyed this note receivable to vREIT TRS.

Loan from Hartman vREIT XXI, Inc.

During 2019, we borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $4,400,000. The outstanding balance of the note is $2,789,000 and $4,400,000 as of December 31, 2020 and 2019, respectively. The maturity date of the note, as amended, is October 31, 2022.

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

We have a five-member board of directors. We do not consider Mr. Hartman to be an independent director. After review of all relevant transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent registered public accounting firm, our board has determined that Messrs. Tompkins, Haddock, Still and Schulze, who comprise the majority of our board, qualify as independent directors as defined in our charter.

Item 14.    Principal Accounting Fees and Services
Independent Registered Public Accounting Firm
The audit committee engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2020 and 2019. Prior to the appointment of Weaver for the 2019 fiscal year audit, the audit committee engaged Grant Thorton, L.L.P. ("GT") to perform quarterly review procedures and other audit related services during 2019. The audit committee reserves the right to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and our stockholders.

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

All services rendered to us by Weaver for the years ended December 31, 2020 and 2019, and from GT for the year ended December 31, 2019 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver and GT for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver and GT. The aggregate fees billed to us by GT and Weaver for professional accounting services for the years ended December 31, 2020 and 2019 are set forth in the tables below.

Weaver

	2020	2019
Audit fees	$372,500	$190,000
Audit related fees	171,350	—
Tax fees	45,000	53,000
Total	$588,850	$243,000

GT

	2020	2019
Audit fees	$—	$132,500
Audit related fees	—	99,394
Tax fees	—	2,500
Total	$—	$234,394

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 15, 2021.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman
Allen R. Hartman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Allen R. Hartman	Date: April 15, 2021
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: April 15, 2021
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jack I. Tompkins	Date: April 15, 2021
Jack I. Tompkins, Director

By:	/s/ Gerald Haddock	Date: April 15, 2021
Gerald Haddock, Director

By:	/s/ James Still	Date: April 15, 2021
James Still, Director

By:	/s/ Horst Schulze	Date: April 15, 2021
Horst Schulze, Director

EXHIBIT INDEX
Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed February 1, 2012)
3.1.1	First Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1to the Company’s Form 10-K filed April 12, 2012)
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
10.104
Agreement and Plan of Merger among Hartman Short Term Income Properties XX, Inc., Hartman XX Limited Partnership, Hartman Income REIT, Inc. and Hartman Income REIT Operating Partnership, L.P. dated July 21, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2017)

10.105
Agreement and Plan of Merger among Hartman Short Term Income Properties XX, Inc., and Hartman Short Term Income Properties XIX, Inc. dated July 21, 2017 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 24, 2017)

10.106
Agreement and Plan of Merger among Hartman Short Term Income Properties XX, Inc., Hartman Short Term Income Properties XIX, Inc. and Hartman Income REIT, Inc. dated July 21 2017 and revised May 8, 2018 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 10, 2018)

10.107
Loan Agreement dated October 1, 2018 between GOLDMAN SACHS MORTGAGE COMPANY as Lender and HARTMAN SPE LLC as Borrower (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2018)

10.108
Guaranty executed as of October 1, 2018 by HARTMAN INCOME REIT, INC., HARTMAN SHORT TERM INCOME PROPERTIES XIX, INC. and HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.(collectively, jointly and severally the "Guarantors") for the benefit of GOLDMAN SACHS MORTGAGE COMPANY as Lender (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 5, 2018)

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartman Short Term Income Properties XX, Inc. (a Maryland corporation) and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the year-ended December 31, 2019 have been restated to correct misstatements. The consolidated financial statements of the Company as of December 31, 2018, before the adjustments impacting stockholders’ equity as of January 1, 2019, described in Note 3 , were audited by other auditors whose report, dated April 8, 2019, expressed an unqualified opinion on those statements. We also audited the adjustments described in Note 3 that were applied to restate the stockholders’ equity as of January 1, 2019. In our opinion, such adjustments are appropriate and have been properly applied.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value in connection with business combination. Refer to Note 3 to the Consolidated Financial Statements
Critical Audit Matter Description

On July 1, 2020, the Company completed its merger of Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc. for total consideration of approximately $199 million. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged was recorded at their estimated fair values on the date of acquisition.

We identified management’s determination of fair values of the real estate assets, investments in affiliates, and intangibles acquired, as well as the consideration exchanged as a critical audit matter. Subjective and challenging auditor judgement was required to evaluate certain assumptions used in determining the fair values of the assets acquired and consideration exchanged. Management’s determination of fair values was significant to our audit because the amounts are material to the consolidated financial statements. Auditing management’s determination of fair value is complex and involves significant judgment with respect to the valuation approach applied and market data available, which can be impacted by various economic conditions.

How we addressed the matter in our audit

We obtained an understanding of the design and implementation of management’s controls with respect to business combinations and evaluated the inputs used and significant assumptions underlying the determination of fair values.

Our testing of the Company's determination of fair value of the real estate assets, investments in affiliates, and intangibles acquired, as well as the consideration exchanged included, among other procedures, evaluating the work of Company specialists, reading the merger agreements, evaluating the measurement of the consideration given, and evaluating the significant assumptions and operating data used in developing the fair value estimates. With the assistance from an auditor specialist, we evaluated, among other things, whether (1) the assets and liabilities were properly identified, and (2) the significant assumptions, including the market data for similar assets, expected future cash flows of the properties, discount rates, and capitalization rates used in valuing the real estate assets and investments in affiliates, as well as the consideration exchanged were supportable.

Evaluation of real estate assets for potential impairment. Refer to Note 2 to the Consolidated Financial Statements
Critical Audit Matter Description

The Company evaluates, on at least an annual basis, its real estate assets for potential impairment whenever changes in circumstances indicate that the value of real estate assets may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value.

Our testing of the Company's impairment analysis included, among other procedures, evaluating the methods and underlying significant assumptions used to develop the fair value estimates, testing the accuracy and completeness of operating data used in the calculation, assessing the reasonableness of the market-specific assumptions, and performing a sensitivity analysis of the underlying significant assumptions to evaluate the potential changes in the fair value estimates. We also utilized an auditor specialist to assist in estimating the fair values based upon performing an independent discounted cash flow model utilizing independent market data.

How we addressed the matter in our audit

We obtained an understanding of the design and implementation of management’s controls with respect to impairment analysis and evaluated the inputs used and underlying significant assumptions.

Our testing of the Company's impairment analysis included, among other procedures, evaluating the methods and underlying significant assumptions used to develop the fair value estimates, testing the accuracy and completeness of operating data used in the calculation, identifying capitalization rates by geographic market, assessing the reasonableness of the market-specific capitalization rates, and performing a sensitivity analysis of the underlying significant assumptions to evaluate the potential changes in the fair value estimates. We also utilized an auditor specialist to assist in estimating the fair values based upon recent market comparable transactions.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2019.

Houston, Texas
April 15, 2021

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	2020	2019 (As Restated) (1)
ASSETS
Real estate assets, at cost	$607,669	$593,457
Accumulated depreciation and amortization	(146,314)	(116,818)
Real estate assets, net	461,355	476,639

Cash and cash equivalents	—	1,901
Restricted cash	24,176	26,078
Accrued rent and accounts receivable, net	12,199	12,576
Notes receivable - related party	1,726	17,288
Deferred leasing commission costs, net	10,840	10,790
Goodwill	250	250
Prepaid expenses and other assets	1,478	735
Real estate held for development	10,294	—
Due from related parties	1,061	2,130
Investment in affiliate	201	8,978
Total assets	$523,580	$557,365

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	300,990	$303,039
Due to related parties	—	—
Accounts payable and accrued expenses	29,133	20,233
Tenants' security deposits	5,315	5,286
Total liabilities	$335,438	328,558
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 35,318,862 shares and 18,417,687 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	35	18
Additional paid-in capital	299,375	174,019
Accumulated distributions and net loss	(135,633)	(105,605)
Total stockholders' equity	163,777	68,432
Noncontrolling interests in subsidiary	24,365	160,375
Total equity	188,142	228,807
Total liabilities and equity	$523,580	$557,365
The accompanying notes are an integral part of these consolidated financial statements.
(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2020	2019 (As Restated) (1)
Revenues
Rental revenues	$73,660	$72,045
Tenant reimbursements and other revenues	13,656	14,679
Management and advisory income	1,885	—
Total revenues	89,201	86,724

Expenses (income)
Property operating expenses	25,848	30,853
Organization and offering costs	261	—
Asset management fees	880	1,760
Real estate taxes and insurance	14,305	13,306
Depreciation and amortization	29,496	27,534
Provision for impairment	5,406	—
Management and advisory expenses	8,854	—
General and administrative	6,373	5,901
Interest expense	9,929	13,834
Interest and dividend income	(1,141)	(1,854)
Total expenses, net	100,211	91,334
Net loss	(11,010)	(4,610)

Net income (loss) attributable to noncontrolling interests	2,155	(4,562)
Net loss attributable to common stockholders	$(13,165)	$(48)
Net loss attributable to common stockholders per share	$(0.50)	$—
Weighted average number of common shares outstanding, basic and diluted	26,235	18,304
The accompanying notes are an integral part of these consolidated financial statements.

(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(As restated for the year ended December 31, 2019) (1)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2019 (As Restated) (1)	1	$—	17,712	$18	$165,084	$(92,746)	$72,356	$178,541	$250,897
Issuance of common shares	—	—	6	—	76	—	76	—	76
Purchase of non-controlling Interest	—	—	700	—	8,859	—	8,859	(8,859)	—
Dividends and distributions (cash)	—	—	—	—	—	(12,811)	(12,811)	(4,745)	(17,556)
Net loss	—	—	—	—	—	(48)	(48)	(4,562)	(4,610)
Balance, December 31, 2019	1	$—	18,418	$18	$174,019	$(105,605)	$68,432	$160,375	$228,807
Issuance of common stock in connection with the Mergers	—	—	16,870	17	125,016		125,033	(149,827)	(24,794)
Issuance of partnership units in connection with the Mergers	—	—	—	—	—	—	—	16,410	16,410
Issuance of common shares	—	—	30	—	340	—	340	—	340
Dividends and distributions (cash)	—	—	—	—	—	(16,863)	(16,863)	(4,748)	(21,611)
Net (loss) income	—	—	—	—	—	(13,165)	(13,165)	2,155	(11,010)
Balance, December 31, 2020	1	$—	35,318	$35	$299,375	$(135,633)	$163,777	$24,365	$188,142
The accompanying notes are an integral part of these consolidated financial statements.
(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2020	2019 (As Restated) (1)
Cash flows from operating activities:
Net loss	$(11,010)	$(4,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	561	77
Depreciation and amortization	29,496	27,534
Provision for impairment	5,406	—
Deferred loan and lease commission costs amortization	2,476	3,558
Bad debt expense	2,695	1,674
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(3,301)	(2,369)
Deferred leasing commissions	(1,534)	(4,948)
Prepaid expenses and other assets	(653)	(19)
Accounts payable and accrued expenses	(1,627)	1,828
Due to/from related parties	11,219	(3,626)
Tenants' security deposits	29	420
Net cash provided by operating activities	33,757	19,519
Cash flows from investing activities:
Acquisition deposits	—	535
Investment in affiliate - related party	—	(10,612)
Repayment of note receivable - related party	751	—
Additions to real estate	(15,053)	(11,457)
Net cash used in investing activities	(14,302)	(21,534)
Cash flows from financing activities:
Distributions to common stockholders	(15,761)	(12,772)
Distributions to non-controlling interest	(4,748)	(4,745)
Repayment to an affiliate	(1,611)	4,400
Repayments under insurance premium finance note	(1,924)	(1,577)
Repayments under term loan notes	(1,380)	(8,293)
Borrowings under insurance premium finance note	2,216	1,577
Payments of deferred loan costs	(50)	(72)
Net cash used in financing activities	(23,258)	(21,482)

Net change in cash and cash equivalents and restricted cash	$(3,803)	$(23,497)
Cash and cash equivalents and restricted cash, beginning of period	$27,979	$51,476
Cash and cash equivalents and restricted cash, end of period	$24,176	$27,979

The accompanying notes are an integral part of these consolidated financial statements.
(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Supplemental cash flow information:
	Year Ended December 31,
	2020	2019 (As Restated) (1)
Cash paid for interest	$8,587	$12,663

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with the Mergers	$182,589	$—
Issuance of Hartman XX OP units for 70% in Advisors	$6,525	$—
Issuance of Hartman XX OP units for HIREIT OP units	$9,885	$—
Value of Director's stock compensation shares issued	$488	$76
Notes conveyed to settle related party payable from Hartman XXI	$10,611	$—
Value of Common shares issued to acquire non-controlling interest	$—	$8,859
Acquisition of non-controlling interest	$—	$(8,859)

The accompanying notes are an integral part of these consolidated financial statements.
(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

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

As of December 31, 2020 and 2019, we owned 44 and 43 commercial properties comprising approximately 6.8 and 6.7 million square feet plus four and three pad sites and two and zero land developments, all located in Texas. As of December 31, 2020 and 2019, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 and 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2020 and 2019 and for the years then ended have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of December 31, 2020 and 2019 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions. As of December 31, 2020, the Company had a bank overdraft of $792,000. The overdraft is recorded as a liability in accounts payable and accrued expenses on the consolidated balance sheet.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements. As of December 31, 2020 and 2019, the Company had a restricted cash balance of $24,176,000 and $26,078,000, respectively.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/ due from related parties, as well as related party notes receivable. The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. Disclosure about the fair value of financial instruments is based on relevant information available as of December 31, 2020 and 2019.

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

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers, (“ASU 2014-9”) which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The Company adopted ASU 2014-9 effective January 1, 2018 using the modified retrospective approach and the adoption of this guidance did not have a material impact on the consolidated financial statements. The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASU 2014-9. The Company’s tenant reimbursements and other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASU 2014-9. Additionally, the Company’s property dispositions have historically been cash sales with no contingencies and no future involvement in the property, as a result, the new guidance did not have an effect on the Company’s real estate transactions, however, the Company will account future sales of real estate properties in accordance with requirements of ASU 2014-9.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to release the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income. During 2020, we identified the impact of the COVID-19 pandemic as an impairment trigger for properties occupied by certain tenants experiencing difficulties meeting their lease obligations to us. After considering the impacts of the COVID-19 pandemic on the key assumptions noted above, management has determined that the carrying values of 3 properties for the year ended December 31, 2020 were not recoverable. As a result, we recorded provisions for impairment of $5,406,000 for the year ended December 31, 2020 on the applicable properties impacted by the COVID-19 pandemic. Management determined that there was no impairment in the carrying value of the Company's real estate assets as of December 31, 2019.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recurring fair value measurements:

The carrying values of cash and cash equivalents, restricted cash, accrued rent and accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. For our disclosure of debt instrument fair value in Note 8, we use a discounted cash flow analysis based on borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments (categorized within Level 2 of the fair value hierarchy).

Nonrecurring fair value measurements:

Property Impairments

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Our estimated fair values are determined by utilizing cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker valuation estimates, or appraisals (categorized within Level 3 of the fair value hierarchy).

Accrued Rent and Accounts Receivable, net

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

For the years ended December 31, 2020 and 2019, the Company incurred a net loss of $11,010,000 and $4,610,000, as restated. The Company formed a taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock. As of December 31, 2020 and 2019, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2020 and 2019 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

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

Going Concern Evaluation

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Hartman SPE LLC loan agreement (“SASB Loan”) has an initial maturity date of October 9, 2020. The SASB Loan provides for three successive one-year maturity date extensions. On October 9, 2020, SPE LLC executed a maturity date extension agreement to extend the maturity date to October 9, 2021.

The SASB Loan requires that SPE LLC have a debt yield, as defined, greater than or equal to 12.50%. The first SASB Loan extension was completed on the basis that the debt yield as of June 30, 2020 was 13.25%. Debt yield is calculated by dividing annual net operating income by debt. The second one-year SASB Loan extension is within one year of the issuance of these consolidated financial statements. Uncertainty as to the debt yield calculation as of June 30, 2021 and the Company's ability to exercise the next remaining SASB Loan extension option, require management to conclude, in accordance with guidance provided by ASU 2014-15, that there is a substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements solely on the basis of the uncertainty regarding the loan maturity extension of the SASB Loan. Management believes that SPE LLC will be able to extend the maturity date for the next one year period which will mitigate the maturity date issue.

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

As of December 31, 2020, the Company, through SPE LLC has a ground lease for a parking lot located adjacent to the property at 601 Sawyer, Houston, Texas. The parking lot lease agreement expires at the end of September 2025. The Sawyer property is included in the Company’s consolidated financial statements as of December 31, 2020 and 2019.

Lease payments under the parking lot lease agreement are $3,500 per month through September 30, 2020 and $4,000 per month from October 1, 2020 through September 30, 2025. As of December 31, 2020, 57 monthly payments remain under the lease agreement for a total of $228,000.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326):Measurement of Credit Losses on Financial Instruments. The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after January 2023, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements when adopted.

In March 2020, issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements when adopted.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Restatement of Consolidated Financial Statements

Restatement background and explanation

In connection with the preparation and audit of these consolidated financial statements, including matters related to the Mergers effective July 1, 2020, the Company has recorded several material adjustments to its financial statements as of December 31, 2020 including adjustments attributable to years ending December 31, 2019 and prior.

For the year ended December 31, 2020, the Company recorded adjustments totaling $3,212,000 to correct the overstatement of accounts payable and accrued expenses prior to adjustment. The overstatement of accounts payable included (i) $1,112,000 attributable to the Three Forest property for improvements which were accrued for in 2016 and which should have been subsequently relieved as the property improvements were completed; (ii) $239,000 margin tax provision in excess of margin tax expense, and; (ii) $1,861,000 attributable to accounts payable which were not valid as of the end of December 31, 2019 together with accrued expense which should have been reversed as the invoices for which the expenses were accrued were paid.

Impact of restatement on periods reported in 2020

The effect the restatement on quarterly consolidated financial statements for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020 are as follows (in thousands):

Consolidated Balance Sheet

	September 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Accounts payable and accrued expenses	$27,749	$(2,100)	$25,649
Total liabilities	336,663	(2,100)	334,563
Accumulated distributions and net loss	(120,419)	2,100	(118,319)
Total equity	$201,052	$2,100	$203,152

Consolidated Statements of Operations

	Nine Months ended September 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Property operating expenses	$17,870	$868	$18,738
Depreciation and amortization	21,242	834	22,076
Total expenses	65,103	1,702	66,805
Net income (loss)	2,417	(1,702)	715
Net loss per share attributable to common shareholder	$(0.01)	$—	$(0.02)
Weighted average of common shares outstanding, basic and diluted	29,168	—	29,168

Note there is no restatement to the consolidated statement of operations for the three months ended September 30, 2020.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows

	Nine Months ended September 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$2,417	$(1,702)	$715
Depreciation and amortization	21,242	834	22,076
Accounts payable and accrued expenses	(5,551)	868	(4,683)
Net cash provided by operating activities	13,491	—	13,491

Consolidated Balance Sheet

	June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Accounts payable and accrued expenses	$16,519	$(2,100)	$14,419
Total liabilities	328,257	(2,100)	326,157
Accumulated distributions and net loss	(113,373)	2,100	(111,273)
Total equity	$218,870	$2,100	$220,970

Consolidated Statements of Operations

	Six Months ended June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Property operating expenses	$11,959	$868	$12,827
Depreciation and amortization	14,002	834	14,836
Total expenses, net	40,598	1,702	42,300
Net income (loss)	$4,590	$(1,702)	$2,888
Net income (loss) attributable to common stockholders per share	$0.13		$0.09
Weighted average number of common shares outstanding, basic and diluted	18,418		18,418

	Three Months ended June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Property operating expenses	$5,014	$868	$5,882
Depreciation and amortization	7,020	904	7,924
Total expenses, net	19,343	1,772	21,115
Net income (loss)	$2,706	$(1,772)	$934
Net income (loss) attributable to common stockholders per share	$0.07		$0.02
Weighted average number of common shares outstanding, basic and diluted	18,418		18,418

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows

	Six Months ended June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$4,590	$(1,702)	$2,888
Depreciation and amortization	14,002	834	14,836
Accounts payable and accrued expenses	(9,017)	868	(8,149)
Net cash provided by operating activities	4,810	—	4,810

Consolidated Balance Sheet

	March 31, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Real estate assets, net	$472,867	$(208)	$472,659
Cash and cash equivalents	35	868	903
Total assets	546,549	660	547,209
Accounts payable and accrued expenses	12,982	(3,212)	9,770
Total liabilities	325,020	(3,212)	321,808
Accumulated distributions and net loss	(111,461)	3,872	(107,589)
Total equity	$221,529	$3,872	$225,401

Consolidated Statements of Operations

	Three Months ended March 31, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$6,982	$(70)	$6,912
Total expenses, net	21,255	(70)	21,185
Net income (loss)	1,884	70	1,954
Net income (loss) attributable to common stockholders per share	$0.06		$0.06
Weighted average number of common shares outstanding, basic and diluted	18,418		18,418

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows

	Three Months ended March 31, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$1,884	$70	$1,954
Depreciation and amortization	6,982	(70)	6,912
Accounts payable and accrued expenses	(10,481)	868	(9,613)
Net cash provided by operating activities	(4,522)	868	(3,654)

Impact of restatement as of December 31 2019 and for the quarterly periods and for the year ended December 31, 2019

The effect the restatement on quarterly consolidated financial statements for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019 are as follows (in thousands):

Consolidated Balance Sheet

	December 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Real estate assets, net	$476,917	$(278)	$476,639
Cash and cash equivalents	1,033	868	1,901
Total assets	556,775	590	557,365
Accounts payable and accrued expenses	23,444	(3,211)	20,233
Total liabilities	331,769	(3,211)	328,558
Accumulated distributions and net loss	(109,406)	3,801	(105,605)
Total equity	$225,006	$3,801	$228,807

Consolidated Statements of Operations

	Year Ended December 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Property operating expenses	$31,721	$(868)	$30,853
Real estate taxes and insurance	13,545	(239)	13,306
Depreciation and amortization	27,812	(278)	27,534
Total expenses, net	92,719	(1,385)	91,334
Net loss	(5,995)	1,385	(4,610)
Net income (loss) attributable to common stockholders per share	$(0.08)		$—
Weighted average number of common shares outstanding, basic and diluted	18,304		18,304

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows

	Year Ended December 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$(5,995)	$1,385	$(4,610)
Depreciation and amortization	27,812	(278)	27,534
Accounts payable and accrued expenses	2,069	(241)	1,828
Net cash provided by operating activities	$18,653	$866	$19,519

Consolidated Balance Sheet

	September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Real estate assets, net	$481,031	$(346)	$480,685
Cash and cash equivalents	22,197	—	22,197
Total assets	555,575	(346)	555,229
Accounts payable and accrued expenses	15,557	(2,972)	12,585
Total liabilities	322,095	(2,972)	319,123
Accumulated distributions and net loss	(104,371)	2,626	(101,745)
Total equity	$233,480	$2,626	$236,106

Consolidated Statements of Operations

	Nine Months ended September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$20,653	$210	$20,863
Total expenses, net	65,404	210	65,614
Net income (loss)	(904)	(210)	(1,114)
Net income (loss) attributable to common stockholders per share	$0.02		$0.01
Weighted average number of common shares outstanding, basic and diluted	18,265		18,265

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months ended September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$6,989	$70	$7,059
Total expenses, net	22,274	70	22,344
Net income (loss)	(333)	(70)	(403)
Net income (loss) attributable to common stockholders per share	$0.02		$0.02
Weighted average number of common shares outstanding, basic and diluted	18,418		18,418

Consolidated Statement of Cash Flows

	Nine Months ended September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(904)	$(210)	$(1,114)
Depreciation and amortization	20,653	210	20,863
Net cash provided by operating activities	11,143	—	11,143

Consolidated Balance Sheet

	June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Real estate assets, net	$484,766	$(416)	$484,350
Total assets	556,415	(416)	555,999
Accounts payable and accrued expenses	13,709	(2,972)	10,737
Total liabilities	319,145	(2,972)	316,173
Accumulated distributions and net loss	(101,436)	2,556	(98,880)
Total equity	$237,270	$2,556	$239,826

Consolidated Statement of Operations

	Six Months ended June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$13,664	$140	$13,804
Total expenses, net	43,130	140	43,270
Net income (loss)	(571)	(140)	(711)
Net income (loss) attributable to common stockholders per share	$0.01		$—
Weighted average number of common shares outstanding, basic and diluted	18,182		18,182

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months ended June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$6,634	$70	$6,704
Total expenses, net	20,314	70	20,384
Net income (loss)	(931)	(70)	(1,001)
Net income (loss) attributable to common stockholders per share	$(0.01)		$(0.01)
Weighted average number of common shares outstanding, basic and diluted	18,418		18,418

Consolidated Statement of Cash Flows

	Six Months ended June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(571)	$(140)	$(711)
Depreciation and amortization	13,664	140	13,804
Net cash provided by operating activities	6,396	—	6,396

Consolidated Balance Sheet

	March 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Real estate assets, net	$488,995	$(486)	$488,509
Total assets	571,796	(486)	571,310
Accounts payable and accrued expenses	21,824	(2,972)	18,852
Total liabilities	328,129	(2,972)	325,157
Accumulated distributions and net loss	(97,968)	2,486	(95,482)
Total equity	$243,667	$2,486	$246,153

Consolidated Statement of Operations

	Three Months ended March 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$7,030	$70	$7,100
Total expenses, net	22,816	70	22,886
Net income (loss)	360	(70)	290
Net income (loss) attributable to common stockholders per share	$(0.02)		$(0.02)
Weighted average number of common shares outstanding, basic and diluted	17,837		17,837

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statement of Cash Flows

	Three Months ended March 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$360	$(70)	$290
Depreciation and amortization	7,030	70	7,100
Net cash provided by operating activities	(41)	—	(41)

Note 4 — Real Estate

The Company's real estate assets consisted of the following, in thousands:

	December 31,
	2020	2019 (As restated) (1)
Land	$146,056	$145,050
Buildings and improvements	359,952	347,617
In-place lease value intangible	101,661	100,790
	607,669	593,457
Less accumulated depreciation and amortization	(146,314)	(116,818)
Total real estate assets, net	$461,355	$476,639

Depreciation expense for the years ended December 31, 2020 and 2019 was $18,910,000 and $16,639,000, respectively, as restated. Provision for impairment for the years ended December 31, 2020 and 2019 was $5,406,000 and $0. Refer to Note 2 for additional information.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	December 31,
	2020	2019
In-place lease value intangible	$101,661	$100,790
Less: In-place leases – accumulated amortization	(79,470)	(68,884)
Acquired lease intangible assets, net	$22,191	$31,906

The estimated aggregate future amortization amounts from acquired lease intangibles are as follows, in thousands:

December 31,	In-place lease amortization
2021	$8,410
2022	7,454
2023	5,583
2024	744
2025	—
Total	$22,191

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the year ended December 31, 2020 and 2019 was $10,586,000 and $10,895,000, respectively.

As of December 31, 2020 and 2019, we owned or held a majority interest in 44 and 43 commercial properties comprising approximately 6.8 million and 6.7 million square feet plus four and three pad sites and two and none land developments, all located in Texas. As of December 31, 2020 and 2019, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 and 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Acquisition fees earned by the Advisor were $0 for both the years ended December 31, 2020 and 2019, respectively. Asset management fees earned by the Advisor for the year year ended December 31, 2020 and 2019, respectively was $880,000 and $1,760,000. Asset management fees are captioned as such in the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.

The Company’s indirect wholly owned subsidiary, Hartman Richardson Heights Properties, LLC (“HRHP LLC”), and the City of Richardson, Texas are parties to an economic development incentive agreement. Under the terms of the agreement, the City of Richardson paid annual grants to HRHP LLC in equal installments over a 5 year period of $1,500,000 and pays sales tax grants, paid annually over the first 10 years of the Alamo Draft House lease. For the years ended December 31, 2020 and 2019, HRHP LLC received sales tax grant proceeds of $34,000 and $66,000 for the 2020 and 2019 incentive agreement fiscal years, respectively, which are included in tenant reimbursements and other revenues on the consolidated statements of operations.

Payments received by the Company in the form of annual grants and annual sales tax grants are subject to refund or adjustment during the term of the economic development incentive agreement.  In general, the incentive agreement provides that the Company must continue to be in good standing with respect to the terms and conditions of the agreement and that the Alamo Draft House lessee must continue as a tenant of the Richardson Heights Property during the term of its lease agreement. As of December 31, 2020, no uncured breach or default exists under the terms of the incentive agreement and the Company has no liability or other obligation to repay any grants received under the agreement.

Acquisition of Hartman XIX and HIREIT

Effective July 1, 2020, in connection with the Mergers, the Company acquired interests in (i) two commercial land developments in progress and (ii) a 26.99% interest in SPE LLC from Hartman XIX.

As of the date of the Mergers, there were 5,538,305 shares of Hartman XIX preferred stock and 100 common shares issued and outstanding, which converted to 7,343,511 shares of Company stock, resulting in aggregate merger consideration of $79,480,000.

Effective July 1, 2020, in connection with the Mergers, the Company acquired interests in (i) one commercial real estate property, (ii) one pad site development in progress, (iii) a 34.38% member interest in SPE LLC, (iv) the Property Manager and (v) a 30% interest in Advisor from HIREIT.

As of the date of the Mergers, there were 12,378,718 shares of HIREIT common stock issued and outstanding and 1,214,197 HIROP OP units, which converted to 9,525,691 shares of Company stock and 913,346 OP units of Hartman XX Operating Partnership units ("XX OP units"); resulting in merger consideration of $112,994,000. Concurrently with the Mergers, the Company acquired the remaining 70% interest in Advisors owned by Allen Hartman in exchange for 602,842 XX OP units with a fair value of $6,525,000. See Note 12 for additional information. Aggregate consideration for HIREIT totals $119,519,000.

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

The value of the Company’s common shares and Hartman XX Operating Partnership units is presented based on estimated fair value determined by the the Company which is $10.82 per common share and OP unit.

For the years ended December 31, 2020 and 2019 in connection with our acquisitions, we incurred acquisition costs of $132,000 and $26,000, respectively, recorded in general and administrative costs and expenses. We included the operating results of HIREIT and Hartman XIX in our consolidated results of operations, effective July 1, 2020. For the year ended December 31, 2020, our consolidated statement of operations includes revenues of $2,238,000 and net loss of $3,321,000 associated with the operations of HIREIT and XIX.

The following table illustrates the fair value of assets and liabilities of HIREIT and Hartman XIX contributed in the merger on July 1, 2020, as well as the fair value of noncontrolling interset, in thousands:

Assets
Real estate assets	$14,543
Cash and cash equivalents, accounts receivable, prepaid expenses and other assets, and due from related parties	5,054
Notes receivable – related party	3,900
Investment in affiliates	201,845
Total Assets	$225,342

Liabilities and noncontrolling interest
Notes payable	$8,100
Accounts payable and accrued expenses, and due to related parties	12,941
Unpaid preferred dividends due to Hartman XIX shareholders	3,868
Acquired noncontrolling interest	1,434
Total Liabilities and noncontrolling interest	$26,343

Net identifiable assets acquired	198,999

Total consideration transferred	198,999

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment affiliates - Included in investment affiliates is HIREIT and Hartman XIX's investment in SPE, LLC. The fair value is based on the net asset value of SPE LLC of $323,934,000 determined by the Company as of June 30, 2020. Net asset value is based on the estimated fair value of assets less the estimated fair value of liabilities. The Company considers net asset value a reasonable proxy for fair value. Net asset value does not consider liquidity or marketability discounts or other factors which may effect a determination of fair value among unrelated or disinterested parties. Also in included in the balance is Hartman XIX's investment in HIREIT. The fair value is based on 347,826 HIREIT common shares time the estimated net asset value of $8.18 per share determined by HIREIT totaling $2,845,000. Remaining investment is recorded at cost which approximates fair value.

Notes payable – recorded at cost basis which approximates fair value.

Accounts payable and accrued expenses, and due to related parties - recorded at cost basis which approximates fair value.

Unpaid preferred dividends due to Hartman XIX shareholders - recorded at cost basis which approximates fair value.

The following unaudited pro forma information summarizes selected financial information for our combined results of operations, as if the Mergers had occurred on January 1, 2019, in thousands. These results contain certain, nonrecurring adjustments, such as the elimination of intercompany activity related to creating an internalized management structure. This proforma information is presented for informational purposes only, and may not be indicative of what actual results of operations would have been had the Mergers occurred at the beginning of the period, nor does it purport to represent the results of future operations.

	Year Ended December 31,
	2020	2019
Proforma revenues (unaudited)	$90,587	$88,173
Proforma net loss attributable to common stockholders	(18,375)	(22,243)

Note 5 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	December 31,
	2020	2019
Tenant receivables	$6,581	$5,929
Accrued rent	10,360	9,244
Allowance for uncollectible accounts	(4,742)	(2,597)
Accrued rents and accounts receivable, net	$12,199	$12,576

As of December 31, 2020 and 2019, the Company had an allowance for uncollectible accounts of $4,742,000 and $2,597,000, respectively. For the years ended December 31, 2020 and 2019, the Company recorded bad debt expense (recovery) of $2,695,000 and $1,674,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on the Company’s assessment of each tenant’s credit-worthiness. Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 - Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	December 31,
	2020	2019
Deferred leasing commissions	$19,154	$17,620
Less: accumulated amortization	(8,314)	(6,830)
Deferred leasing commission costs, net	$10,840	$10,790

Note 7 - Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at December 31, 2020 is as follows, in thousands:

December 31,	Minimum Future Rents
2021	$67,554
2022	56,938
2023	45,122
2024	32,308
2025	19,449
Thereafter	32,286
Total	$253,657

Note 8 - Notes Payable, net

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $42,035,000 and $43,393,000 as of December 31, 2020 and 2019, respectively.

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

On October 9, 2020, the Company signed a maturity date extension agreement to extend the maturity date for one additional year to October 9, 2021. Options remain to extend for two additional one-year terms. Notice to exercise the next one-year maturity extension option is due not less than 30 days nor more than 60 days from the current maturity date. Exercise of each extension option is subject to certain compliance and non-default requirements and a minimum debt yield of greater than or equal to 12.5%.

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

The following is a summary of the mortgage notes payable, in thousands:

				December 31,
Property/Facility	Payment (1)	Maturity Date	Rate	2020	2019
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$16,690	$17,260
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,211	7,435
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,211	7,435
Mitchelldale (2)	P&I	July 1, 2041	4.61%	10,923	11,263
Hartman SPE LLC (3)	IO	October 9, 2021	1.95%	259,000	259,000
Hartman XXI	IO	October 31, 2022	10.00%	2,789	4,400
				$303,824	$306,793
Less unamortized deferred loan costs				(2,834)	(3,754)
				$300,990	$303,039
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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Annual maturities of notes payable as of December 31, 2020 are as follows, in thousands:

December 31,	Amount Due
2021	$263,101
2022	1,374
2023	1,439
2024	1,507
2025	1,577
Thereafter	34,826
Total	$303,824

The Company’s loan costs are amortized using the straight-line method over the term of the loans, which approximates the interest method.  Costs which have been deferred consist of the following, in thousands:

	December 31,
	2020	2019
Deferred loan costs	$5,345	$7,155
Less: deferred loan cost accumulated amortization	(2,511)	(3,401)
Total cost, net of accumulated amortization	$2,834	$3,754

Interest expense incurred for the year ending December 31, 2020 and 2019 was $9,929,000 and $13,834,000, respectively, which includes amortization expense of deferred loan costs. Interest expense of $867,000 and $516,000 was payable as of December 31, 2020 and 2019, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $315,389,000 and $308,671,000 as compared to book value of $303,824,000 and $306,793,000 as of December 31, 2020 and 2019, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of December 31, 2020 and 2019.

Note 9 - Loss Per Share

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

	December 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(13,165)	$(48)
Denominator:
Weighted average number of common shares outstanding,basic and diluted	26,235	18,304
Basic and diluted loss per common share:
Net loss attributable to common stockholders per share	$(0.50)	$0.00

Note 10 - Income Taxes

Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. The Company’s federal income tax returns for the years ended December 31, 2015, 2016, 2017 and 2018 have not been examined by the Internal Revenue Service. The Company’s federal income tax return for the year ended December 31, 2015 may be examined on or before September 15, 2021.

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

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31:

	2020	2019
Ordinary income (unaudited)	35.3%	53.1%
Return of capital (unaudited)	64.7%	46.9%
Capital gains distribution (unaudited)	—%	—%
Total	100.0%	100.0%

A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $192,000 and $385,000 was recorded in the consolidated financial statements for the years ended December 31, 2020 and 2019 respectively, with a corresponding charge to real estate taxes and insurance.

Note 11 — Real Estate Held for Development

The Company’s investment in real estate assets held for development consists of an approximately 17-acres land parcel located in Fort Worth, Texas, currently being developed, a 10-acre land development located in Grand Prairie, Texas, to be developed and which was previously held for disposition by Hartman XIX, and a one pad site development in progress acquired from HIREIT.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12 - Related Party Transactions

Hartman Advisors LLC ("Advisor"), is a Texas limited liability company. Prior to the Mergers, the Advisor was owned 70% by Allen R. Hartman and his affiliates and 30% by the Property Manager. Effective July 1, 2020, the Company acquired the Advisor's interest of the Property Manager, which was a wholly owned subsidiary of Hartman Income REIT Management, LLC, which was wholly owned by Hartman Income REIT, Inc., as a result of the HIREIT Merger. In a separate transaction, the Company acquired the Advisor's interest held by affiliates of Allen Hartman in exchange for 602,842 Hartman XX Operating Partnership units with an fair value of $6,525,000. The Property Manager was acquired by the Company as a result of the HIREIT Merger. Effective July 1, 2020 the Company is self advised and self managed.

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

Prior to the Mergers, the Company paid acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. The Company paid property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. For the years ended December 31, 2020 and 2019 the Company incurred property management fees and reimbursements of $4,118,000 and $8,053,000, respectively, and $1,534,000 and $4,948,000, respectively for leasing commissions owed to our Property Manager. We incurred asset management fees of $880,000 and $1,760,000, respectively owed to Advisor. These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if the Company doesn't own all or a majority of an asset. There were no acquisition fees incurred to the Advisor for the years ended December 31, 2020 and 2019, respectively. Property management fees and reimbursements are included in property operating expense in the accompanying consolidated statements of operations. Leasing commissions are capitalized in the accompanying consolidated balance sheets. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

The Company also pays construction management fees to the Property Manager in connection with the construction management of the Company's properties. As of July 1, 2020, due to the merger of the Property Manager into the Company as part of the HIREIT merger, all construction management fees are now being eliminated beginning with the third quarter of 2020. For the years ended December 31, 2020 and 2019, the Company incurred construction management fees of $309,000 and $664,000, respectively. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets.

The table below shows the related party balances the Company owes to and is owed by, in thousands:

	December 31, 2020	December 31, 2019
Due (to) from HIREIT	$—	$10,359
Due to Hartman XIX	—	(4,059)
Due from (to) vREIT XXI	871	(420)
Due from (to) Advisor	—	(2,077)
Due to the Property Manager	—	(1,168)
Due from(to) other related parties	190	(505)
	$1,061	$2,130

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prior to the HIREIT Merger, the Company owned 1,561,523 shares of the common stock of HIREIT which it acquired for cash consideration of $8,978,000. The Company’s investment in HIREIT was accounted for under the cost method. The Company has cancelled the HIREIT shares in connection with the HIREIT Merger effective July 1, 2020. The Company received dividend distributions from HIREIT of $213,000 and $425,000 for the years ended December 31, 2020 and 2019, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000. This note payable had an outstanding balance of $2,789,000 and $4,400,000 as of December 31, 2020 and 2019, respectively which is included in notes payable in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of 10%. The Company recognized interest expense on the affiliate note in the amount of $505,000 and $23,000 for the years ended December 31, 2020 and 2019, which is included in interest expense in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS will receive a two percent (2)% origination fee of amounts advanced under the promissory note, and interest at ten percent (10)% per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended is December 31, 2020. This note receivable had an outstanding balance of $1,726,000 and $2,476,000 as of December 31, 2020 and 2019, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. For the years ended December 31, 2020 and 2019, respectively, the Company recognized interest income on this affiliate note in the amount of $174,000 and $235,000, respectively.

The Company had a note receivable due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $0 and $4,200,000 as of December 31, 2020 and 2019. The balance of the note was eliminated on July 1, 2020 in connection with the Hartman XIX Merger. The balance of the note as of December 31, 2019 is included in Notes receivable - related party in the accompanying consolidated balance sheets. The face amount of the promissory note is $4,500,000. Interest has been accrued on the loan amount at an annual rate of six percent (6%). The Company recognized interest income on the affiliate note in the amount of $126,000 and $252,000 for the years ended December 31, 2020 and 2019, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In February 2019, the Company through TRS, loaned $6,782,455 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. Effective August 4, 2020, the Company conveyed this note receivable to Hartman vREIT XXI TRS, Inc.("vREIT TRS"). This note receivable had an outstanding balance of $0 and $6,782,000 as of December 31, 2020 and 2019, respectively which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The maturity date of the promissory note, as amended, is February 29, 2021. The Company recognized interest income on this affiliate note in the amount of $448,000 and $570,000 for the years ended December 31, 2020 and 2019, respectively which is included in interest and dividend income in the accompanying consolidated statements of operations.

In March 2019, the Company through TRS, loaned $3,830,000 pursuant to a promissory note in the face amount of $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. Effective August 4, 2020, the Company conveyed this note receivable to vREIT TRS.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This note receivable had an outstanding balance of $0 and $3,830,000 as of December 31, 2020 and 2019, respectively which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Total Return, Inc. The original maturity date of the promissory note is March 31, 2021. The Company recognized interest income on this affiliate note in the amount of $179,000 and $298,000 for the year ended December 31, 2020 and 2019, respectively which is included in interest and dividend income in the accompanying consolidated statements of operations.

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

The Company is not deemed to be the primary beneficiary of Retail II Holdings (as of September 30, 2020 and December 31, 2019), Retail III Holdings (as of June 30, 2020 and prior) or Ashford Bayou (as of June 30, 2020 and prior), each of which qualifies as a VIE.  Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings, Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements. The Company is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $24,998,000 and $25,141,000 as December 31, 2020 and 2019, respectively.

The following table reflects the net note receivable asset due to the Company, reflected in the accompanying consolidated balance sheets and the Company's maximum exposure to debt guarantees, in thousands:

	2020	2019
Note receivable, net	$1,726	$17,288
Maximum exposure	$24,998	$25,141

The Board approved the acquisition of additional 3.42% ownership interest of Hartman SPE, LLC from Hartman vREIT XXI, Inc. in exchange for 700,302 shares of the Company's common stock with a total value of $8,859,000 ($12.65 per share). The exchange increased the Company’s ownership interest in Hartman SPE, LLC from 32.74% to 36.16%. The transaction was effective March 1, 2019.

Note 13 - Stockholders' Equity

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

Shares of common stock entitle the holders to one vote share on all matters which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company's board of directors in accordance

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
with the Maryland General Corporation Law to all rights of a stockholder pursuant to the Maryland General Corporation Law. The Common stock has no preferences or preemptive, conversion or exchange rights.

Preferred Stock

Under the Company’s articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors shall has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of December 31, 2020 and 2019 the Company has issued 1,000 shares of convertible preferred stock issued and outstanding.

Common Stock Issuable Upon Conversion of Convertible Preferred Stock

The convertible preferred stock issued to the Advisor will convert to shares of common stock if (1) the Company has made total distributions on then outstanding shares of the Company’s common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares,(2)the Company lists its common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of the Company’s common stock plus the aggregate market value of the Company’s common stock (based on the 30-day average closing price) meets  the  same  6%  performance  threshold,  or  (3) the Company’s advisory agreement with Hartman Advisors, LLC expires without renewal or is terminated (other than because of a material breach by the Advisor), and at the time of such expiration or termination the Company is deemed to have met the foregoing 6% performance threshold based on the Company’s enterprise value and prior distributions and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later, or not at all.

Stock-Based Compensation

The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company. These shares are fully vested when granted. These shares may not be sold while an independent director is serving on the board of directors. As of December 31, 2020 the Company granted 42,964 shares of restricted common stock to our current independent directors as compensation for services and recognized $538,000 as stock-based compensation expense for each period. For the year ended December 31, 2019, the Company granted 6,000 shares of restricted common stock to independent directors as compensation for services and recognized $77,000 as stock-based compensation expense for each period. On July 28, 2020 the board voted to grant Richard Ruskey, John Ostroot, Jack Tompkins and Jack Cardwell, each being independent directors of the companies involved in the Merger, each to receive $100,000 in restricted shares of the Company upon and as a compensation for closure of the merger. Share based compensation expense is based upon the estimated fair value per share. Stock-based compensation expense is included in general and administrative expenses for the years ended December 31, 2020 and 2019, respectively in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount through the distribution reinvestment plan, including paid per common share, in each indicated quarter:

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2020
4th Quarter	$0.117	$4,141
3rd Quarter	0.148	5,211
2nd Quarter	0.175	3,222
1st Quarter	0.175	3,223
Total	$0.579	$15,797
2019
4th Quarter	$0.175	$3,223
3rd Quarter	0.175	3,224
2nd Quarter	0.175	3,223
1st Quarter	0.171	3,141
Total	$0.696	$12,811

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

Subject to the terms and conditions of the HIREIT Merger Agreement, (a) in connection with the HIREIT Merger, (i) each share of common stock of HIREIT (the “HIREIT Common Stock”) issued and outstanding immediately prior to the REIT Merger Effective Time (as defined in the HIREIT Merger Agreement) was automatically cancelled and retired and converted into the right to receive 0.752222 shares of our common stock, and (ii) each share of subordinate common stock of HIREIT was automatically cancelled and retired and converted into the right to receive 0.863235 shares of our common stock, and (b) in connection with the Partnership Merger, each unit of limited partnership interest in HIREIT Operating Partnership (“HIREIT OP Units”) issued and

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
outstanding immediately prior to the Partnership Merger Effective Time (as defined in the HIREIT Merger Agreement) (other than any HIREIT OP Units held by HIREIT) was automatically cancelled and retired and converted into the right to receive 0.752222 shares validly issued, fully paid and non-assessable units of limited partnership interests in our operating partnership. For financial reporting purposes, the Mergers are treated as effective July 1, 2020.

Note 14 - Incentive Awards Plan

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

Note 16 - Defined Contribution Plan

The Company sponsors a defined contribution pension plan, the Hartman 401(k) Profit Sharing Plan, covering substantially all of its full-time employees who are at least 21 years of age. Participants may annually contribute up to 100% of pretax annual compensation and any applicable catch-up contributions, as defined in the plan and subject to deferral limitations as set forth in Section 401(k) of the Internal Revenue Code. Participants may also contribute amounts representing distributions from other qualified benefit or defined contribution plans. The Company may make discretionary matching contributions. For the years ended December 31, 2020 and 2019 the Company matched $398,000 in the form of Company stock, respectively.

Note 17 - Subsequent events

On November 6, 2020, the board of directors of the Company and the board of directors of Hartman XXI each approved the merger of Hartman XXI with and into the Company. On January 26, 2021, the respective boards determined to delay the merger transaction.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2020

(Dollars in thousands)

Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements (1)
Garden Oaks	10/01/2018	1956	$1,770	$17,969	$1,021	$20,760	$907
Quitman	10/01/2018	1920	3,130	2,389	351	5,870	205
Chelsea Square	10/01/2018	1984	1,570	5,046	494	7,110	379
Mission Centre	10/01/2018	1987	2,020	7,690	890	10,600	242
Regency	10/01/2018	1979	960	819	851	2,630	551
Spring Valley	10/01/2018	1982	3,490	1,064	1,066	5,620	1,444
Northeast Square	10/01/2018	1984	1,300	3,330	280	4,910	190
One Mason	10/01/2018	1983	2,440	9,290	1,130	12,860	102
Tower	10/01/2018	1981	2,750	2,584	1,336	6,670	1,089
Preserve	10/01/2018	1970	9,730	9,085	3,485	22,300	878
Westheimer	10/01/2018	1983	3,800	12,416	2,284	18,500	1,009
Walzem Plaza	10/01/2018	1981	3,900	10,660	1,840	16,400	1,205
11811 North Freeway	10/01/2018	1982	1,980	1,037	2,473	5,490	557
Atrium I	10/01/2018	1980	2,540	716	1,494	4,750	791
Atrium II	07/01/2020	1980	958	1,345	1,264	3,567	2,311
North Central Plaza	10/01/2018	1982	2,330	14,511	2,959	19,800	1,741
3100 Timmons	10/01/2018	1975	10,330	3,543	1,427	15,300	1,170
Central Park	10/01/2018	1984	730	2,851	989	4,570	234
601 Sawyer	10/01/2018	1982	3,360	12,796	1,144	17,300	1,339
Prestonwood	10/01/2018	1999	7,410	13,895	1,695	23,000	273
Harwin	10/01/2018	1992	1,960	3,041	279	5,280	(179)
Fondren	10/01/2018	2004	1,650	7,326	1,004	9,980	301
Cornerstone	10/01/2018	1984	1,110	1,620	920	3,650	314
Northchase	10/01/2018	1984	1,700	5,821	1,549	9,070	874
616 FM 1960	10/01/2018	1983	1,510	8,931	1,269	11,710	(3,837)
Gateway	10/01/2018	1983	3,510	22,182	3,408	29,100	508
Promenade	10/01/2018	1973-1979	5,750	12,671	1,579	20,000	486
400 North Belt	05/08/2015	1982	2,538	3,800	3,812	10,150	2,778
Commerce Plaza Hillcrest	05/01/2015	1977	6,500	1,031	3,869	11,400	2,697
Corporate Park Place	08/24/2015	1980	2,375	5,215	1,910	9,500	1,325
Skymark Tower	09/02/2015	1985	2,212	4,404	2,230	8,846	2,304
Ashford Crossing	07/31/2015	1983	2,650	4,240	3,710	10,600	2,394
Energy Plaza	12/30/2014	1983	4,403	6,840	6,367	17,610	3,170
Westway	06/01/2016	2001	5,410	11,276	4,950	21,636	675
Three Forest Plaza	12/22/2016	1983	8,910	18,186	8,558	35,654	3,526
Parkway Plaza I & II	03/15/2013	1982	2,373	4,765	2,352	9,490	3,179
Gulf Plaza	03/11/2014	1979/1980	3,488	6,005	4,457	13,950	1,472
Timbercreek	12/30/2014	1984	724	962	1,211	2,897	754
Copperfield	12/30/2014	1986	605	760	1,054	2,419	598
One Technology	11/10/2015	1984	4,894	8,558	6,123	19,575	1,948
Richardson Heights	12/28/2010	1958-1962	4,788	10,890	3,472	19,150	7,339
Bent Tree Green	10/16/2012	1983	3,003	6,272	2,740	12,015	3,515
Cooper Street	05/11/2012	1992	2,653	5,768	2,192	10,613	588
Mitchelldale Business Park	06/13/2014	1977	4,794	9,816	4,565	19,175	3,293
Total			$146,008	$303,416	$102,053	$551,477	$56,639

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2020

(Dollars in thousands)

Gross Carrying Amount at December 31, 2020
Property	Land	Building and Improvements (1)	In-place lease value intangible (1)	Total (1)	Accumulated Depreciation & Amortization	Net Book Carrying Value	Encumbrances
Garden Oaks	$1,770	$18,876	$1,021	$21,667	$(1,824)	$19,843
Quitman	3,130	2,594	351	6,075	(316)	5,759
Chelsea Square	1,570	5,425	494	7,489	(663)	6,826
Mission Centre	2,020	7,932	890	10,842	(1,161)	9,681
Regency	960	1,370	852	3,182	(674)	2,508
Spring Valley	3,490	2,508	1,066	7,064	(1,223)	5,841
Northeast Square	1,300	3,520	280	5,100	(423)	4,677
One Mason	2,440	9,392	1,130	12,962	(1,302)	11,660
Tower	2,750	3,673	1,335	7,758	(1,105)	6,653
Preserve	9,730	9,963	3,485	23,178	(2,958)	20,220
Westheimer	3,800	13,425	2,284	19,509	(2,442)	17,067
Walzem Plaza	3,900	11,865	1,840	17,605	(2,293)	15,312
11811 N Freeway	1,980	1,594	2,473	6,047	(1,615)	4,432
Atrium I	2,540	1,507	1,494	5,541	(1,070)	4,471
Atrium II	1,006	3,608	1,264	5,878	(273)	5,605
North Central	2,330	16,252	2,959	21,541	(2,887)	18,654
3100 Timmons	10,330	4,713	1,428	16,471	(1,292)	15,179
Central Park	730	3,085	989	4,804	(842)	3,962
601 Sawyer	3,360	14,135	1,144	18,639	(1,528)	17,111
Prestonwood	7,410	14,168	1,695	23,273	(1,947)	21,326
Harwin	1,960	2,862	279	5,101	(444)	4,657
Fondren	1,650	7,627	1,005	10,282	(1,404)	8,878
Cornerstone	1,110	1,934	920	3,964	(747)	3,217
Northchase	1,700	6,695	1,549	9,944	(1,469)	8,475
616 FM 1960	1,510	5,422	941	7,873	(1,490)	6,383
Gateway	3,510	22,755	3,343	29,608	(3,585)	26,023
Promenade	5,750	13,157	1,578	20,485	(1,949)	18,536
400 North Belt	2,538	6,578	3,812	12,928	(6,375)	6,553
Commerce Plaza	6,500	3,728	3,869	14,097	(5,906)	8,191
Corporate Park	2,375	6,540	1,910	10,825	(3,572)	7,253
Skymark Tower	2,212	6,708	2,230	11,150	(3,947)	7,203
Ashford Crossing	2,650	6,634	3,710	12,994	(5,848)	7,146
Energy Plaza	4,403	10,010	6,367	20,780	(8,942)	11,838
Westway	5,410	11,952	4,951	22,313	(6,047)	16,266
Three Forest	8,913	21,713	8,557	39,183	(13,053)	26,130
Parkway Plaza	2,372	7,944	2,352	12,668	(5,507)	7,161
Gulf Plaza	3,487	7,477	4,457	15,421	(6,329)	9,092
Timbercreek	724	1,716	1,211	3,651	(1,829)	1,822
Copperfield	605	1,358	1,054	3,017	(1,439)	1,578
One Technology	4,893	10,506	6,123	21,522	(8,936)	12,586
Richardson Heights	4,788	18,230	3,472	26,490	(10,056)	16,434	16,690
Bent Tree Green	3,003	9,787	2,740	15,530	(6,603)	8,927	7,211
Cooper Street	2,653	6,357	2,192	11,202	(4,401)	6,801	7,211
Mitchelldale	4,794	13,109	4,565	22,468	(8,598)	13,870	10,924
Corporate Adjustments (2)	—	(452)	—	(452)	—	(452)
Total	$146,056	$359,952	$101,661	$607,669	$(146,314)	$461,355	$42,036

(1) Includes provision for impairments of $5,406 as a reduction for the year ended  December 31, 2020.
(2) Amounts consists of elimination of intercompany construction development fees charged by construction manager to real estate assets.

The aggregate cost of real estate for federal income tax purposes was $613,075 as of  December 31, 2020.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2020

Summary of activity for real estate assets for the years ended December 31, 2020 and 2019, in thousands:

	Years ended December 31,
	2020	2019 (As Restated) (1)
Balance at beginning of period	$593,457	$583,112
Additions during the period:
Acquisitions	5,316	—
Consolidation of Hartman SPE LLC	—
Improvements	14,302	10,345
	613,075	593,457
Reductions – cost of real estate assets sold	—	—
Provision for impairment	5,406	—
Balance at end of period	$607,669	$593,457

(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.