Form 10-K/A
period 2020-12-31
Hartman Short Term Income Properties XX, Inc.
filed 2021-05-17
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment") amends the Annual Report on Form 10-K for the year ended December 31, 2020 of Hartman Short Term Income Properties XX, Inc. (the "Company"), as originally filed with the Securities and Exchange Commission (the "SEC") on April 16, 2021 (the "Original Filing). We are amending our Original Filing to restate our consolidated statement of cash flows for the year ended December 31, 2020.

The restatement of our consolidated statement of cash flows for the year ended December 31, 2020 is necessary to reclassify approximately $10.6 million previously reported as net cash provided by operating activities, which should have been reported as net cash provided by financing activities. The correction changes the amount reported on the operating activities line item captioned "Due to/from related parties" and the financing activities line item captioned "Borrowings from an affiliate."

The following items of this Annual Report include restated or revised financial data or have been otherwise amended: i) Part I, Item 1A: Risk Factors, ii) Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) Part II, Item 8: Financial Statements, (iv) Part II, Item 9A Controls and Procedures.

Our principal executive officer and principal financial officer are providing currently dated certifications in connection with this Annual Report. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

Other than references to net cash provided by operating activities and net cash used by financing activities, this amendment does not affect any other parts of, or exhibits to, the Original Filing, nor does it reflect events occurring after the date of the Original Filing.

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

Prior to July 1, 2020 and subject to certain re    strictions and limitations, Hartman Advisors LLC ("Advisor") was responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Management of the Company’s properties and the Properties, is provided pursuant to property management agreements with Hartman Income REIT Management, Inc. (the "Property Manager"), formerly a wholly-owned subsidiary of HIREIT and effective July 1, 2020, our wholly owned subsidiary. The Property Manager owned 30% of the Advisor prior to the Mergers. Effective with the Mergers and the acquisition of the 70% interest of Advisor owned by affiliates of Allen R. Hartman, we are a self advised and self-managed REIT.

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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $15,797,000 in total distributions we paid during the year ended December 31, 2020, including shares issued pursuant to our distribution reinvestment plan and but excluding distributions we paid to non-controlling interests, 100% was funded from cash flow from operations. Of the $83,281,000 in total distributions we paid during the period from our inception through December 31, 2020, including shares issued pursuant to our distribution reinvestment plan and excluding distributions we paid to non-controlling interests, approximately 70% was funded from cash flow from operations and approximately 30% was funded from offering proceeds or other sources. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from the remaining proceeds from our follow-on offering or other sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.
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

For the year ended December 31, 2020, we paid aggregate distributions of $15,797,000. During the same period, cash provided by (used in) operating activities was $23,146,000 and our FFO was $23,892,000. For the year ended December 31, 2020, 100% of distributions were paid from cash provided by operating activities.

For the year ended December 31, 2019, we paid aggregate distributions of $12,811,000. During the same period, cash provided by (used in) operating activities was $19,519,000 and our FFO was $22,924,000. For the year ended December 31, 2019, 100% of distributions were paid from cash provided by operating activities.

For the period from inception to December 31, 2020, we paid aggregate distributions of $83,281,000. During the period from our inception to December 31, 2020, our cash provided by operating activities was $118,778,000, our net loss was $57,275,000 and our FFO was 94,854,000. Of the $83,281,000 in aggregate distributions paid to our stockholders from inception to December 31, 2020, approximately 70% was paid from net cash provided by operating activities and approximately 30% was funded from offering proceeds . For a discussion of how we calculate FFO, see “Funds From Operations and Modified Funds From Operations”.

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

Comparison of Cash Flow for the Years Ended December 31, 2020 and December 31, 2019

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2020 and 2019:

	For the years ended December 31,
	2020	2019	Change
(Amounts in thousands)
Net Cash provided by (used in):
Operating activities	$23,146	$19,519	$3,627
Investing activities	(14,302)	(21,534)	7,232
Financing activities	(12,647)	(21,482)	8,835

Operating Activities
We have generated $23,146,000 and $19,519,000 of cash from operating activities during the years ended December 31, 2020 and 2019, respectively. The increase is mainly due to the increase in revenue of $2,477,000.

Investing Activities

We used $14,302,000 and $21,534,000 in cash for investing activities during the years ended December 31, 2020, and 2019. The increase in cash is mainly due to the reassignment of notes receivable to vREIT XXI and 2019 cash outflow for related party note investments by Hartman TRS for affiliate Hartman investment programs and no such outflow in 2020.

Financing Activities

We used $12,647,000 and $21,482,000 in cash from financing activities during the years ending December 31, 2020 and 2019, respectively. Net cash used in financing activities consists of distributions to common stockholders and non controlling interests, and loan repayments to an affiliate.

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

Our management has determined that material adjustments identified, as described below, during the audit of our annual consolidated financial statements resulted from a lack of adequate reconciliation and review of liability accounts, specifically accounts payable and accrued expenses, as well as the statement of cash flows. The failure includes a lack of second review and approval of the reconciled accounts and statement of cash flows by a responsible official independent of the process.

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

This Amendment No. 1 on Form 10-K/A (the Amendment") amends the Annual Report on Form 10-K for the year ended December 31, 2020 of Hartman Short Term Income Properties XX, Inc. (the "Company"), as originally filed with the Securities and Exchange Commission (the "SEC") on April 16, 2021 (the "Original Filing). We are amending our Original Filing to restate our consolidated statement of cash flows for the year ended December 31, 2020.

The restatement of our consolidated statement of cash flows for the year ended December 31, 2020 is necessary to reclassify approximately $10.6 million previously reported as net cash provided by operating activities, which should have been reported as net cash provided by financing activities. The correction changes the amount reported on the operating activities line item captioned "Due to/from related parties" and the financing activities line item captioned "Borrowings from an affiliate."

The following items of this Annual Report include restated or revised financial data or have been otherwise amended: i) Part I, Item 1A: Risk Factors, ii) Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) Part II, Item 8: Financial Statements, (iv) Part II, Item 9A Controls and Procedures.

Our principal executive officer and principal financial officer are providing currently dated certifications in connection with this Annual Report. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

Other than references to net cash provided by operating activities and net cash used by financing activities, this amendment does not affect any other parts of, or exhibits to, the Original Filing, nor does it reflect events occurring after the date of the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on May 17, 2021.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman
Allen R. Hartman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Allen R. Hartman	Date: May 17, 2021
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: May 17, 2021
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jack I. Tompkins	Date: May 17, 2021
Jack I. Tompkins, Director

By:	/s/ Gerald Haddock	Date: May 17, 2021
Gerald Haddock, Director

By:	/s/ James Still	Date: May 17, 2021
James Still, Director

By:	/s/ Horst Schulze	Date: May 17, 2021
Horst Schulze, Director

EXHIBIT INDEX
Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed February 1, 2012)
3.1.1	First Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1to the Company’s Form 10-K filed April 12, 2012)
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

Restatement

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the years-ended December 31, 2020 and 2019 have been restated to correct misstatements. The consolidated financial statements of the Company as of December 31, 2018, before the adjustments impacting stockholders’ equity as of January 1, 2019, described in Note 3, were audited by other auditors whose report, dated April 8, 2019, expressed an unqualified opinion on those statements. We also audited the adjustments described in Note 3 that were applied to restate the stockholders’ equity as of January 1, 2019. In our opinion, such adjustments are appropriate and have been properly applied.

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
May 17, 2021

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
(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2020 (As Restated) (1)	2019 (As Restated) (1)
Cash flows from operating activities:
Net loss	$(11,010)	$(4,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	561	77
Depreciation and amortization	29,496	27,534
Provision for impairment	5,406	—
Deferred loan and lease commission costs amortization	2,476	3,558
Bad debt expense	2,695	1,674
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(3,301)	(2,369)
Deferred leasing commissions	(1,534)	(4,948)
Prepaid expenses and other assets	(653)	(19)
Accounts payable and accrued expenses	(1,627)	1,828
Due to/from related parties	608	(3,626)
Tenants' security deposits	29	420
Net cash provided by operating activities	23,146	19,519
Cash flows from investing activities:
Acquisition deposits	—	535
Investment in affiliate - related party	—	(10,612)
Repayment of note receivable - related party	751	—
Additions to real estate	(15,053)	(11,457)
Net cash used in investing activities	(14,302)	(21,534)
Cash flows from financing activities:
Distributions to common stockholders	(15,761)	(12,772)
Distributions to non-controlling interest	(4,748)	(4,745)
Borrowings from an affiliate	9,000	4,400
Repayments under insurance premium finance note	(1,924)	(1,577)
Repayments under term loan notes	(1,380)	(8,293)
Borrowings under insurance premium finance note	2,216	1,577
Payments of deferred loan costs	(50)	(72)
Net cash used in financing activities	(12,647)	(21,482)

Net change in cash and cash equivalents and restricted cash	$(3,803)	$(23,497)
Cash and cash equivalents and restricted cash, beginning of period	$27,979	$51,476
Cash and cash equivalents and restricted cash, end of period	$24,176	$27,979

The accompanying notes are an integral part of these consolidated financial statements.
(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Supplemental cash flow information:
	Year Ended December 31,
	2020 (As Restated) (1)	2019 (As Restated) (1)
Cash paid for interest	$8,587	$12,663

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with the Mergers	$182,589	$—
Issuance of Hartman XX OP units for 70% in Advisors	$6,525	$—
Issuance of Hartman XX OP units for HIREIT OP units	$9,885	$—
Value of Director's stock compensation shares issued	$488	$76
Notes conveyed to settle related party payable to Hartman XXI	$10,611	$—
Value of Common shares issued to acquire non-controlling interest	$—	$8,859
Acquisition of non-controlling interest	$—	$(8,859)

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

Revisions to Note 3

The Company made certain revisions to the disclosures in Note 3 – Restatement of Consolidated Financial Statements with respect to the impact of the previous restatement described in the Original Filing on historical quarterly financial information reported in 2020 and 2019. The Company has concluded that the revisions were not material.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Restatement of Consolidated Financial Statements

Restatement reflected in Form 10-K/A

In connection with the preparation of our consolidated quarterly financial statements as of and for the three months ended March 31, 2021, the Company identified a material error in our consolidated statement of cash flows for the year ended December 31, 2020.

The restatement of our consolidated statement of cash flows for the year ended December 31, 2020 is necessary to reclassify $10,611,000 previously reported as net cash provided by operating activities, which should have been reported as net cash provided by financing activities. The correction changes the amount reported on the operating activities line item captioned "Due to/from related parties" and the financing activities line item captioned "Borrowings from an affiliate." The impact of the restatement on the quarterly consolidated financial statements for the quarterly period ended September 30, 2020 are as follows (in thousands):

	Nine Months ended September 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Repayment of note receivable - related party	$11,362	$(10,611)	$751
Net cash used in investing activities	2,902	(10,611)	(7,709)
Borrowing from an affiliate	(1,611)	10,611	9,000
Net cash used in financing activities	(19,058)	10,611	(8,447)

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

Impact of restatement on periods reported in 2020

The effect the restatement on quarterly consolidated financial statements for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020 are as follows (in thousands):

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet

	September 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Accounts payable and accrued expenses	$27,749	$(2,100)	$25,649
Total liabilities	336,663	(2,100)	334,563
Accumulated distributions and net loss	(120,419)	2,100	(118,319)
Total equity	$201,052	$2,100	$203,152

Consolidated Statements of Operations

	Nine Months ended September 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Property operating expenses	$17,870	$868	$18,738
Depreciation and amortization	21,242	834	22,076
Total expenses	65,103	1,702	66,805
Net income (loss)	2,417	(1,702)	715
Net loss per share attributable to common shareholder	$0.01	$—	$(0.05)
Weighted average of common shares outstanding, basic and diluted	29,168	—	29,168

Note there is no restatement to the consolidated statement of operations for the three months ended September 30, 2020.

Consolidated Statement of Cash Flows

	Nine Months ended September 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$2,417	$(1,702)	$715
Depreciation and amortization	21,242	834	22,076
Net cash provided by operating activities	13,491	(868)	12,623
Cash and cash equivalents and restricted cash, beginning of period	27,111	868	27,979

Consolidated Balance Sheet

	June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Accounts payable and accrued expenses	$16,519	$(2,100)	$14,419
Total liabilities	328,257	(2,100)	326,157
Accumulated distributions and net loss	(113,373)	2,100	(111,273)
Total equity	$218,870	$2,100	$220,970

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations

	Six Months ended June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Property operating expenses	$11,959	$868	$12,827
Depreciation and amortization	14,002	834	14,836
Total expenses, net	40,598	1,702	42,300
Net income (loss)	$4,590	$(1,702)	$2,888
Net income (loss) attributable to common stockholders per share	$0.13		$0.04
Weighted average number of common shares outstanding, basic and diluted	18,418		18,418

	Three Months ended June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Property operating expenses	$5,014	$868	$5,882
Depreciation and amortization	7,020	904	7,924
Total expenses, net	19,343	1,772	21,115
Net income (loss)	$2,706	$(1,772)	$934
Net income (loss) attributable to common stockholders per share	$0.07		$(0.03)
Weighted average number of common shares outstanding, basic and diluted	18,418		18,418

Consolidated Statement of Cash Flows

	Six Months ended June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$4,590	$(1,702)	$2,888
Depreciation and amortization	14,002	834	14,836
Net cash provided by operating activities	4,810	(868)	3,942
Cash and cash equivalents and restricted cash, beginning of period	27,111	868	27,979

Consolidated Balance Sheet

	March 31, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Real estate assets, net	$472,867	$(208)	$472,659
Cash and cash equivalents	35	868	903
Total assets	546,549	660	547,209
Accounts payable and accrued expenses	12,982	(3,212)	9,770
Total liabilities	325,020	(3,212)	321,808
Accumulated distributions and net loss	(111,461)	3,872	(107,589)
Total equity	$221,529	$3,872	$225,401

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

	Three Months ended March 31, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$6,982	$(70)	$6,912
Total expenses, net	21,255	(70)	21,185
Net income (loss)	1,884	70	1,954
Net income (loss) attributable to common stockholders per share	$0.06	$—	$0.07
Weighted average number of common shares outstanding, basic and diluted	18,418		18,418

Consolidated Statement of Cash Flows

	Three Months ended March 31, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$1,884	$70	$1,954
Depreciation and amortization	6,982	(70)	6,912
Cash and cash equivalents and restricted cash, beginning of period	27,111	868	27,979
Cash and cash equivalents and restricted cash, end of period	18,435	868	19,303

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations

	Year Ended December 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Property operating expenses	$31,721	$(868)	$30,853
Real estate taxes and insurance	13,545	(239)	13,306
Depreciation and amortization	27,812	(278)	27,534
Total expenses, net	92,719	(1,385)	91,334
Net loss	(5,995)	1,385	(4,610)
Net income (loss) attributable to common stockholders per share	$(0.08)		$—
Weighted average number of common shares outstanding, basic and diluted	18,304		18,304

Consolidated Statement of Cash Flows

	Year Ended December 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$(5,995)	$1,385	$(4,610)
Depreciation and amortization	27,812	(278)	27,534
Accounts payable and accrued expenses	2,069	(241)	1,828
Net cash provided by operating activities	$18,653	$866	$19,519
Cash and cash equivalents and restricted cash, end of period	$27,111	$868	$27,979

Consolidated Balance Sheet

	September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Real estate assets, net	$481,031	$(346)	$480,685
Total assets	555,575	(346)	555,229
Accounts payable and accrued expenses	15,557	(2,972)	12,585
Total liabilities	322,095	(2,972)	319,123
Accumulated distributions and net loss	(104,371)	2,626	(101,745)
Total equity	$233,480	$2,626	$236,106

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations

	Nine Months ended September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$20,653	$(210)	$20,443
Total expenses, net	65,404	(210)	65,194
Net income (loss)	(904)	210	(694)
Net income (loss) attributable to common stockholders per share	$0.02		$0.03
Weighted average number of common shares outstanding, basic and diluted	18,265		18,265

	Three Months ended September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$6,989	$(70)	$6,919
Total expenses, net	22,274	(70)	22,204
Net income (loss)	(333)	70	(263)
Net income (loss) attributable to common stockholders per share	$0.02		$0.02
Weighted average number of common shares outstanding, basic and diluted	18,418		18,418

Consolidated Statement of Cash Flows

	Nine Months ended September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(904)	$210	$(694)
Depreciation and amortization	20,653	(210)	20,443
Net cash provided by operating activities	11,143	—	11,143

Consolidated Balance Sheet

	June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Real estate assets, net	$484,766	$(416)	$484,350
Total assets	556,415	(416)	555,999
Accounts payable and accrued expenses	13,703	(2,972)	10,731
Total liabilities	319,145	(2,972)	316,173
Accumulated distributions and net loss	(101,436)	2,556	(98,880)
Total equity	$237,270	$2,556	$239,826

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statement of Operations

	Six Months ended June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$13,664	$(140)	$13,524
Total expenses, net	43,130	(140)	42,990
Net income (loss)	(571)	140	(431)
Net income (loss) attributable to common stockholders per share	$0.01		$0.01
Weighted average number of common shares outstanding, basic and diluted	18,182		18,182

	Three Months ended June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$6,634	$(70)	$6,564
Total expenses, net	20,314	(70)	20,244
Net income (loss)	(931)	70	(861)
Net income (loss) attributable to common stockholders per share	$(0.01)		$(0.01)
Weighted average number of common shares outstanding, basic and diluted	18,418		18,418

Consolidated Statement of Cash Flows

	Six Months ended June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(571)	$140	$(431)
Depreciation and amortization	13,664	(140)	13,524
Net cash provided by operating activities	6,396	—	6,396

Consolidated Balance Sheet

	March 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Real estate assets, net	$488,995	$(486)	$488,509
Total assets	571,796	(486)	571,310
Accounts payable and accrued expenses	21,824	(2,972)	18,852
Total liabilities	328,129	(2,972)	325,157
Accumulated distributions and net loss	(97,968)	2,486	(95,482)
Total equity	$243,667	$2,486	$246,153

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statement of Operations

	Three Months ended March 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$7,030	$(70)	$6,960
Total expenses, net	22,816	(70)	22,746
Net income (loss)	360	70	430
Net income (loss) attributable to common stockholders per share	$0.02		$0.02
Weighted average number of common shares outstanding, basic and diluted	17,837		17,837

Consolidated Statement of Cash Flows

	Three Months ended March 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$360	$70	$430
Depreciation and amortization	7,030	(70)	6,960
Net cash provided by operating activities	(41)	—	(41)

Note 4 — Real Estate

The Company's real estate assets consisted of the following, in thousands:

	December 31,
	2020	2019 (As restated) (1)
Land	$146,056	$145,050
Buildings and improvements	359,952	347,617
In-place lease value intangible	101,661	100,790
	607,669	593,457
Less accumulated depreciation and amortization	(146,314)	(116,818)
Total real estate assets, net	$461,355	$476,639

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

In February 2019, the Company through TRS, loaned $6,782,455 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. Effective August 4, 2020, the Company conveyed this note receivable to Hartman vREIT XXI TRS, Inc.("vREIT XXI TRS") in partial satisfaction of financing advances owed by the Company to vREIT XXI. This note receivable had an outstanding balance of $0 and $6,782,000 as of December 31, 2020 and 2019, respectively which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The maturity date of the promissory note, as amended, is February 29, 2021. The Company recognized interest income on this affiliate note in the amount of $448,000 and $570,000 for the years ended December 31, 2020 and 2019, respectively which is included in interest and dividend income in the accompanying consolidated statements of operations.

In March 2019, the Company through TRS, loaned $3,830,000 pursuant to a promissory note in the face amount of $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. Effective August 4, 2020, the Company conveyed this note receivable to vREIT XXI TRS in partial satisfaction of financing advances owed by the Company to vREIT XXI. This note receivable had an outstanding balance of $0 and $3,830,000 as of December 31, 2020 and 2019, respectively which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Total Return, Inc. The original maturity date of the promissory note is March 31, 2021. The Company recognized interest income on this affiliate note in the amount of $179,000 and $298,000 for the year ended December 31, 2020 and 2019, respectively which is included in interest and dividend income in the accompanying consolidated statements of operations.

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

Shares of common stock entitle the holders to one vote share on all matters which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company's board of directors in accordance with the Maryland General Corporation Law to all rights of a stockholder pursuant to the Maryland General Corporation Law. The Common stock has no preferences or preemptive, conversion or exchange rights.

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

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount through the distribution reinvestment plan, including paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2020
4th Quarter	$0.117	$4,141
3rd Quarter	0.148	5,211
2nd Quarter	0.175	3,222
1st Quarter	0.175	3,223
Total	$0.615	$15,797
2019
4th Quarter	$0.175	$3,223
3rd Quarter	0.175	3,224
2nd Quarter	0.175	3,223
1st Quarter	0.171	3,141
Total	$0.696	$12,811

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