Form 10-Q
period 2021-03-31
Hartman Short Term Income Properties XX, Inc.
filed 2021-05-17
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 1, 2021, there were 35,316,362 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Real estate assets, at cost	$610,540	$607,669
Accumulated depreciation and amortization	(152,975)	(146,314)
Real estate assets, net	457,565	461,355

Cash and cash equivalents	—	—
Restricted cash	15,524	24,176
Accrued rent and accounts receivable, net	14,167	12,199
Notes receivable - related party	1,726	1,726
Deferred leasing commission costs, net	10,358	10,840
Goodwill	250	250
Prepaid expenses and other assets	656	1,478
Real estate held for development	10,294	10,294
Due from related parties	1,328	1,061
Investment in affiliate	201	201
Total assets	$512,069	$523,580

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$301,011	$300,990
Accounts payable and accrued expenses	28,096	29,133
Tenants' security deposits	5,335	5,315
Total liabilities	334,442	335,438

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 35,316,362 shares and 35,318,862 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	35	35
Additional paid-in capital	299,123	299,375
Accumulated distributions and net loss	(145,302)	(135,633)
Total stockholders' equity	153,856	163,777
Noncontrolling interests in subsidiary	23,771	24,365
Total equity	177,627	188,142
Total liabilities and equity	$512,069	$523,580
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020 (As Restated) (1)
Revenues
Rental revenues	$18,514	$18,720
Tenant reimbursements and other revenues	4,696	4,419
Management and advisory income	915	—
Total revenues	24,125	23,139

Expenses (income)
Property operating expenses	12,720	6,945
Organization and offering costs	4	—
Asset management fees	—	440
Real estate taxes and insurance	3,563	3,170
Depreciation and amortization	6,661	6,912
Management and advisory expenses	3,036	—
General and administrative	3,132	1,177
Interest expense	2,034	3,018
Interest and dividend income	(43)	(477)
Total expenses, net	31,107	21,185
Net (loss) income	(6,982)	1,954
Net (loss) income attributable to noncontrolling interests	(364)	716
Net (loss) income attributable to common stockholders	$(6,618)	$1,238
Net (loss) income attributable to common stockholders per share	$(0.19)	$0.07
Weighted average number of common shares outstanding, basic and diluted	35,318	18,418

The accompanying notes are an integral part of these consolidated financial statements.

(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)
(As restated for the three months ended March 31, 2020) (1)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019 (As Restated) (1)	1	$—	18,418	$18	$174,019	$(105,605)	$68,432	$160,375	$228,807
Dividends and distributions (cash)	—	—	—	—	—	(3,222)	(3,222)	(2,138)	(5,360)
Net (loss) income						1,238	1,238	716	1,954
Balance, March 31, 2020	1	$—	18,418	$18	$174,019	$(107,589)	$66,448	$158,953	$225,401

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	1	$—	35,318	$35	$299,375	$(135,633)	$163,777	$24,365	$188,142
Redemptions of common shares	—	—	(2)	—	(250)	—	(250)	—	(250)
Selling commissions	—	—	—	—	(2)	—	(2)	—	(2)
Dividends and distributions (cash)	—	—	—	—	—	(3,051)	(3,051)	(230)	(3,281)
Net (loss) income	—	—	—	—	—	(6,618)	(6,618)	(364)	(6,982)
Balance, March 31, 2021	1	$—	35,316	$35	$299,123	$(145,302)	$153,856	$23,771	$177,627

The accompanying notes are an integral part of these consolidated financial statements.

(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three months ended March 31,
	2021	2020 (As Restated) (1)
Cash flows from operating activities:
Net (loss) income	$(6,982)	$1,954
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	22	19
Depreciation and amortization	6,661	6,912
Deferred loan and lease commission costs amortization	716	609
Bad debt expense	126	44
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(2,094)	(1,700)
Deferred leasing commissions	—	(1,013)
Prepaid expenses and other assets	822	343
Accounts payable and accrued expenses	(738)	(10,481)
Due to/from related parties	(267)	(1,279)
Tenants' security deposits	20	70
Net cash used in operating activities	(1,714)	(4,522)
Cash flows from investing activities:
Repayment of note receivable - related party	—	750
Additions to real estate	(2,871)	(2,932)
Net cash used in investing activities	(2,871)	(2,182)
Cash flows from financing activities:
Distributions to common stockholders	(3,082)	(3,223)
Distributions to non-controlling interest	(230)	(2,138)
Borrowing from affiliate	—	3,800
Repayment under insurance premium finance note	(290)	—
Repayments under term loan notes	(213)	(411)
Redemptions of common stock	(252)	—
Net cash used in financing activities	(4,067)	(1,972)
Net change in cash and cash equivalents and restricted cash	(8,652)	(8,676)
Cash and cash equivalents and restricted cash, beginning of period	24,176	27,979
Cash and cash equivalents and restricted cash, end of period	$15,524	$19,303
Supplemental cash flow information:
Cash paid for interest	$1,578	$2,960

The accompanying notes are an integral part of these consolidated financial statements.

(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization and Business

Hartman Short Term Income Properties XX, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011. As used herein, the “Company,” “we,” “us,” or “our” refer to Hartman Short Term Income Properties XX, Inc. and its consolidated subsidiaries, including the Operating Partnership, except where context otherwise requires.

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

As of March 31, 2021 and 2020, respectively, the Company owned 44 and 43 commercial properties comprising approximately 6.8 and 6.7 million square feet plus four and three pad sites and two and zero land developments, all located in Texas. As of March 31, 2021 and 2020, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 and 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2020 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of March 31, 2021 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments and the impact of the Company's restatement of its previously issued financial statements, as described below), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2021, and the results of consolidated operations, consolidated statements of stockholders’ equity, and the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020. The results of the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2020.

These unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, the Operating Partnership and its subsidiaries, and Hartman SPE, LLC. All significant intercompany balances and transactions have been eliminated.

Restatement of Previously Issued Financial Statements

In the Company's Annual Report (Amendment No.1) on Form 10-K/A, for the year ended December 31, 2020, the Company concluded that its previously issued consolidated financial statements for the year ended December 31, 2019 and all quarterly periods of 2020 and 2019 should not be relied upon due adjustments identified relating to accounts payable and accrued expenses. As such, the comparative information for the three months ended March 31, 2020 contained in the preceding consolidated financial statements and the accompanying notes reflect these previously restated amounts. See Note 3 - Restatement of Consolidated Financial Statements for additional discussion.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of March 31, 2021 and December 31, 2020 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions. As of March 31, 2021, the Company had a bank overdraft of $743,000. The overdraft is recorded as a liability in accounts payable and accrued expenses on the consolidated balance sheet.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements. As of March 31, 2021 and December 31, 2020, the Company had a restricted cash balance of $15,524,000 and $24,176,000, respectively.
Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties, as well as related party notes receivable. The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. Disclosure about the fair value of financial instruments is based on relevant information available as of March 31, 2021 and December 31, 2020.

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

Impairment

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. During the three months ended March 31, 2021 and 2020, the Company concluded there were no such events or changes in circumstances requiring review of the Company's real estate assets.

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

For the three months ended March 31, 2021 and 2020, the Company incurred net (loss) income of $(6,982,000) and $1,954,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Income (loss) Per Share

The computations of basic and diluted income per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock. As of March 31, 2021 and 2020, there were no shares issuable in connection

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net income (loss) per share for the three months ended March 31, 2021 and 2020 because no shares are issuable.

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

As of March 31, 2021, the Company has a ground lease for a parking lot located adjacent to the property at 601 Sawyer, Houston, Texas. The parking lot lease agreement has been renewed and now expires at the end of September 2025. The Sawyer property is included in the Company’s financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020.

Lease payments under the parking lot lease agreement are $3,500 per month through September 30, 2020 and $4,000 per month from October 1, 2020 through September 30, 2025. As of March 31, 2021, there are 54 monthly payments remaining under the lease agreement for a total of $216,000.

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

Note 3 — Restatement of Consolidated Financial Statements

Restatement background and explanation

In connection with the preparation and audit of the Company's consolidated financial statements for the year ended December 31, 2020, the Company recorded several material adjustments which affected the comparative information for the three months ended March 31, 2020.

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

Impact of restatement on quarterly financial statements

The effect the restatement on quarterly consolidated financial statements for the quarterly period ended March 31, 2020, are as follows (in thousands):

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Balance Sheet

	March 31, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Real estate assets, net	$472,867	$(208)	$472,659
Cash and cash equivalents	35	868	903
Total assets	546,549	660	547,209
Accounts payable and accrued expenses	12,982	(3,212)	9,770
Total liabilities	325,020	(3,212)	321,808
Accumulated distributions and net loss	(111,461)	3,872	(107,589)
Total equity	$221,529	$3,872	$225,401

Consolidated Statement of Operations

	Three Months ended March 31, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Depreciation and amortization	$6,982	$(70)	$6,912
Total expenses, net	21,255	(70)	21,185
Net income (loss)	1,884	70	1,954
Net income (loss) attributable to common stockholders per share	$0.06	—	$0.07
Weighted average number of common shares outstanding, basic and diluted	18,418	—	18,418

Consolidated Statement of Cash Flows

	Three Months ended March 31, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$1,884	$70	$1,954
Depreciation and amortization	6,982	(70)	6,912
Cash and cash equivalents and restricted cash, beginning of period	27,111	868	27,979
Cash and cash equivalents and restricted cash, end of period	18,435	868	19,303

Note 4 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	March 31, 2021	December 31, 2020
Land	$146,056	$146,056
Buildings and improvements	362,823	359,952
In-place lease value intangible	101,661	101,661
	610,540	607,669
Less: accumulated depreciation and amortization	(152,975)	(146,314)
Total real estate assets	$457,565	$461,355

       Depreciation expense for the three months ended March 31, 2021 and 2020 was $4,610,000 and $4,247,000, respectively. Amortization expense of in-place lease value intangible was $2,051,000 and $2,665,000 for the three months ended March 31, 2021 and 2020, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	March 31, 2021	December 31, 2020
In-place lease value intangible	$101,661	$101,661
In-place leases – accumulated amortization	(81,521)	(79,470)
Acquired lease intangible assets, net	$20,140	$22,191

As of March 31, 2021 and 2020, respectively, the Company owned 44 and 43 commercial properties comprising approximately 6.8 and 6.7 million square feet plus four and three pad sites and two and none land developments, all located in Texas. As of March 31, 2021 and 2020, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 and 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Asset management fees incurred and paid to Advisor were $0 and $440,000, for the three months ended March 31, 2021 and 2020, respectively. Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations. Effective July 1, 2020, where HIREIT fees charged to Hartman XX are now eliminated upon consolidation.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets
Real estate assets	$14,543
Cash and cash equivalents, accounts receivable, prepaid expenses and other assets, and due from related parties	5,054
Notes receivable – related party	3,900
Investment in affiliates	201,845
Total Assets	$225,342

Liabilities and noncontrolling interest
Notes payable	$8,100
Accounts payable and accrued expenses, and due to related parties	12,941
Unpaid preferred dividends due to Hartman XIX shareholders	3,868
Acquired noncontrolling interest	1,434
Total Liabilities and noncontrolling interest	$26,343

Net identifiable assets acquired	$198,999

Total consideration transferred	$198,999

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	March 31, 2021	December 31, 2020
Tenant receivables	$8,124	$6,581
Accrued rent	10,911	10,360
Allowance for uncollectible accounts	(4,868)	(4,742)
Accrued rents and accounts receivable, net	$14,167	$12,199

As of March 31, 2021 and December 31, 2020, the Company had an allowance for uncollectible accounts of $4,868,000 and $4,742,000, respectively. For the three months ended March 31, 2021 and 2020, the Company recorded bad debt expense in the amount of $126,000 and $44,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	March 31, 2021	December 31, 2020
Deferred leasing commissions costs	$19,153	$19,154
Less: accumulated amortization	(8,795)	(8,314)
Deferred leasing commission costs, net	$10,358	$10,840

Note 7 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at March 31, 2021 is as follows, in thousands:

March 31,	Minimum Future Rents
2021	$67,640
2022	56,919
2023	44,728
2024	31,314
2025	18,554
Thereafter	32,527
Total	$251,682

Note 8 — Notes Payable

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $41,822,000 and $42,035,000 as of March 31, 2021 and December 31, 2020, respectively.

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
The following is a summary of the Company’s notes payable, in thousands:

Property/Facility	Payment (1)	Maturity Date	Rate	March 31, 2021	December 31, 2020
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$16,605	$16,690
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,176	7,211
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,176	7,211
Mitchelldale (2)	P&I	July 1, 2041	4.61%	10,865	10,923
Hartman SPE LLC (3)	IO	October 9, 2021	1.95%	259,000	259,000
Hartman XXI	IO	October 31, 2021	10.00%	2,789	2,789
				$303,611	$303,824
Less: unamortized deferred loan costs				(2,600)	(2,834)
				$301,011	$300,990
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

The Company's loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method. Costs which have been deferred consist of the following, in thousands:

	March 31, 2021	December 31, 2020
Deferred loan costs	$5,345	$5,345
Less: deferred loan cost accumulated amortization	(2,745)	(2,511)
Total cost, net of accumulated amortization	$2,600	$2,834

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest expense incurred for the three months ended March 31, 2021 and 2020 was $2,034,000 and $3,018,000, respectively, which includes amortization expense of deferred loan costs. Interest expense of $1,089,000 and $867,000 was payable as of March 31, 2021 and December 31, 2020, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company is required to provide audited financial statements for Hartman SPE, LLC within 120 days after the end of its fiscal year, which is December 31. The servicer for the lender has extended the time for delivery of the audited annual financial statements.

On March 29, 2021, Hartman Income REIT Property Holdings, LLC, a wholly owned subsidiary of Hartman XX Operating Partnership, LP, was added, by means of a joinder agreement, to a master credit facility agreement where Hartman vRETI XXI, Inc. is the guarantor. The Company’s Atrium II office property was added to the collateral security for the master credit facility agreement where the borrowing base of the facility increased by $1,625,000.

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $315,005,000 and $315,389,000 as compared to book value of $303,611,000 and $303,824,000 as of March 31, 2021 and December 31, 2020, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of March 31, 2021 and December 31, 2020.

Note 9 — Income Per Share

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

	Three Months Ended March 31,
	2021	2020
Numerator:
Net (loss) income attributable to common stockholders (in thousands)	$(6,982)	$1,954
Denominator:
Weighted average number of common shares outstanding, basic and diluted (in thousands)	35,318	18,418
Basic and diluted loss per common share:
Net (loss) income attributable to common stockholders per share	$(0.19)	$0.07

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

Note 12 — Related Party Transactions

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

Prior to the Mergers, the Company paid acquisition fees and asset management fees to Advisor in connection with the acquisition of properties and management of the Company. The Company paid property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. For the three months ended March 31, 2021 and 2020 the Company incurred property management fees and reimbursements of $0 and $2,069,000, respectively, and $0 and $1,013,000, respectively for leasing commissions owed to our Property Manager. We incurred asset management fees of $0 and $440,000, respectively, owned to the Advisor. These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of the asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company's investment in an asset, if the Company doesn't own all or majority of an asset.

The Company also pays construction management fees to the Property Manager in connection with the construction management of the Company's properties. As of July 1, 2020, due to the merger of the Property Manager into the Company as part of the HIREIT merger, all construction management fees are now being eliminated beginning with the third quarter of 2020. For the three months ended March 31, 2021 and 2020, the Company incurred construction of $0 and $166,000, respectively. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets.

The table below shows the related party balances the Company owes to and is owed by, in thousands:

	March 31, 2021	December 31, 2020
Due from (to) vREIT XXI	805	871
Due from(to) other related parties	523	190
	$1,328	$1,061

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to the HIREIT Merger, the Company owned 1,561,523 shares of the common stock of HIREIT which it acquired for cash consideration of $8,978,000. The Company’s investment in HIREIT was accounted for under the cost method. The Company has cancelled the HIREIT shares in connection with the HIREIT Merger effective July 1, 2020. The Company received dividend distributions from HIREIT of $0 and $106,000 for the three months ended March 31, 2021 and 2020, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000. This note payable had an outstanding balance of $2,789,000 as of March 31, 2021 and December 31, 2020, respectively, which is included in notes payable, net, in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of 10%. The Company recognized interest expense on the affiliate note in the amount of $69,000 and $110,000 for the three months ended March 31, 2021 and 2020 which is included in interest expense in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended, is December 31, 2022. This note receivable had an outstanding balance of $1,726,000 as of March 31, 2021 and December 31, 2020, respectively, which is included in notes receivable – related party in the accompanying consolidated balance sheets. For the three months ended March 31, 2021 and 2020, respectively, the Company recognized interest income on this affiliate note in the amount of $43,000.

The Company had a note receivable due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $0 as of March 31, 2021 and December 31, 2020. The balance of the note was eliminated on July 1, 2020, in connection with the Hartman XIX Merger. The balance of the note as of December 31, 2019 is included in notes receivable - related party in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of six percent (6%). For the three months ended March 31, 2021 and 2020, respectively, the Company recognized interest income on the affiliate note in the amount of $0 and $63,000, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In February 2019, the Company through TRS, loaned $6,782,455 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. Effective August 4, 2020, the Company conveyed this note receivable to Hartman vREIT XXI TRS, Inc. ("vREIT XXI TRS") in partial satisfaction of financing advances owed by the Company to vREIT XXI. This note receivable had an outstanding balance of $0 as of March 31, 2021 and December 31, 2020, respectively, which is included in notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance.The original maturity date of the promissory note was February 29, 2021. The Company recognized interest income on this affiliate note in the amount of $0 and $169,000, respectively, for the three months ended March 31, 2021 and 2020., which is included in interest and dividend income in the accompanying consolidated statements of operations.

In March 2019, the Company through TRS, loaned $3,830,000 pursuant to a promissory note in the face amount of up to $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. Effective August 4, 2020, the Company conveyed this note receivable to vREIT XXI TRS in partial satisfaction of financing advances owed by the Company to vREIT XXI. This note receivable had an outstanding balance of $0 as of March 31, 2021 and December 31, 2020, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The original maturity date of the promissory note was March 31, 2021. The Company recognized interest income on this affiliate

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
note in the amount of $0 and $95,000 for the three months ended March 31, 2021 and 2020, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

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

The Company is not deemed to be the primary beneficiary of Retail II Holdings, Retail III Holdings or Ashford Bayou, each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings , Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements. The Company is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $24,902,000 as of March 31, 2021.

The following table reflects the net note receivable asset due to the Company, reflected in the accompanying consolidated balance sheets and the Company's maximum exposure to debt guarantees, in thousands:

	March 31, 2021	December 31, 2020
Note receivable, net	$1,726	$1,726
Maximum exposure	$24,902	$24,998

The Board approved the acquisition of an additional 3.42% ownership interest of Hartman SPE, LLC from Hartman vREIT XXI, Inc. in exchange for 700,302 shares of the Company’s common stock with a total value of $8,858,826 ($12.65 per share). The exchange increased the Company’s ownership interest in Hartman SPE, LLC from 32.74% to 36.16%. The transaction was effective March 1, 2019.

Note 13 - Stockholders’ Equity

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

Preferred Stock

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares.  As of March 31, 2021, and December 31, 2020, respectively, the Company has 1,000 shares of convertible preferred stock issued and outstanding.

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

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors. For the three months ended March 31, 2021 and 2020, respectively, the Company granted 1,954 and 1,500 shares of restricted common stock to independent directors as compensation for services and recognized $22,000 and $19,000 as stock-based compensation expense for each period. On July 28, 2020 the board voted to grant Richard Ruskey, John Ostroot, Jack Tompkins and Jack Cardwell, each being independent directors of the companies involved in the Merger, each to receive $100,000 in shares of the Company upon and as a compensation for closure of the merger. Share based compensation expense is based upon the estimated fair value per share.  Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2021
1st Quarter	$0.087	$3,082
Total 2021 year to date	$0.087	$3,082

2020
4th Quarter	$0.117	$4,141
3rd Quarter	0.148	5,211
2nd Quarter	0.175	3,222
1st Quarter	0.175	3,223
Total 2020	$0.615	$15,797

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

Note 14 - Incentive Award Plan
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

Contingencies

During February 2021, the state of Texas experienced a severe winter storm which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, the Company experienced a substantial increase in electricity charges for a number of our properties during the month of and after the storm. The full impact of the winter storm on our electricity expense is still being assessed as we have not yet received all billings for the periods affected. For the three months ended March 31, 2021, the Company has incurred $8,905,000 of electricity expense compared to $1,491,000 for the three months ended March 31, 2020. On February 21, 2021 the Public Utility Commission of Texas issued an emergency order immediately suspending electricity disconnections for non-payment until further notice. It is currently unknown if any relief will be granted under future legislation enacted by the Texas state government or if the increase in electricity rates will be subject to litigation. It is possible these circumstances may occur.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Proposed merger with Hartman XXI

On November 6, 2020, the board of directors of the Company and the board of directors of Hartman XX each approved a merger of Hartman XXI with and into the Company. On January 26, 2021, the respective boards determined to delay the proposed merger transaction. A definitive effective date for the merger remains to be determined.

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

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 16, 2021, as amended by our Annual Report (Amendment No. 1) on Form 10-K/A filed with the SEC on May 17, 2021 (referred to herein as our Annual Report).

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

On July 16, 2013, we commenced our follow-on public offering, or our “follow-on offering,” of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. As of March 31, 2021, we had accepted subscriptions for, and issued shares of our common stock in our follow-on offering, including shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $181,800,895.

As of March 31, 2021 we owned 44 commercial real properties comprising approximately 6.8 million square feet plus four pad sites, all located in Texas.

The SASB Loan outstanding as of March 31, 2021 has a maturity date of October 9, 2021, which is within one year of the date that this Quarterly Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the uncertainty regarding the SASB Loan maturity, as set forth in Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements – Going Concern.”

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

Impact of Severe Winter Weather

During February 2021, the state of Texas experienced a severe winter storm which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, the Company experienced a substantial increase in electricity charges for a number of our properties during the month of and after the storm. The full impact of the winter storm on our electricity expense is still being assessed as we have not yet received all billings for the periods affected. For the three months ended March 31, 2021, the Company has incurred $8,905,000 of electricity expense compared to $1,491,000 for the three months ended March 31, 2020. On February 21, 2021 the Public Utility Commission of Texas issued an emergency order immediately suspending electricity disconnections for non-payment until further notice. It is currently unknown if any relief will be granted under future legislation enacted by the Texas state government or if the increase in electricity rates will be subject to litigation. It is possible these circumstances may occur.

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

Our Real Estate Portfolio

As of March 31, 2021, we owned 44 commercial properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	80%	$1,725	$12.28	$12.05
Prestonwood Park	Dallas	105,783	64%	$1,553	$22.91	$22.97
Richardson Heights	Dallas	201,433	75%	$2,997	$19.71	$19.87
Cooper Street	Dallas	127,696	100%	$1,613	$12.63	$12.65
One Mason SC	Houston	75,183	77%	$794	$13.63	$13.55
Chelsea Square SC	Houston	70,275	57%	$500	$12.59	$12.62
Mission Center SC	Houston	112,971	91%	$881	$8.61	$8.47
Garden Oaks SC	Houston	106,858	94%	$1,271	$12.72	$10.76
Harwin	Houston	38,813	44%	$130	$7.56	$6.80
Fondren	Houston	93,196	98%	$840	$9.16	$7.59
Northeast Square SC	Houston	40,525	80%	$458	$14.19	$14.26
Walzem Plaza SC	San Antonio	182,713	74%	$1,545	$11.43	$11.36
Total - Retail		1,332,031	80%	$14,307	$13.44	$13.08
Office:
North Central Plaza	Dallas	198,374	68%	$2,207	$16.48	$16.42
Gateway Tower	Dallas	266,412	60%	$2,333	$14.53	$14.33
Bent Tree Green	Dallas	139,609	83%	$2,297	$19.91	$19.92
Parkway Plaza I&II	Dallas	136,506	78%	$1,748	$16.47	$16.43
Hillcrest	Dallas	203,688	79%	$2,515	$15.65	$15.66
Skymark	Dallas	115,700	86%	$1,871	$18.81	$18.87
Corporate Park Place	Dallas	113,429	65%	$1,060	$14.29	$14.48
Westway One	Dallas	165,982	79%	$2,478	$18.86	$19.27
Three Forest Plaza	Dallas	366,549	79%	$5,853	$20.17	$20.24
Spring Valley	Dallas	94,304	71%	$908	$13.48	$13.62
Tower Pavilion	Houston	87,589	85%	$966	$12.95	$12.91
The Preserve	Houston	218,689	82%	$2,952	$16.46	$15.83
Westheimer Central	Houston	182,506	73%	$1,604	$12.06	$11.81
11811 N Freeway	Houston	156,362	67%	$1,870	$17.75	$17.79
Atrium I	Houston	118,461	81%	$1,413	$14.66	$14.57
Atrium II	Houston	111,853	66%	$891	$11.16	$11.48
3100 Timmons	Houston	111,265	84%	$1,457	$15.67	$15.65
Cornerstone	Houston	71,008	66%	$533	$11.40	$12.60
Northchase	Houston	128,981	65%	$1,193	$14.13	$14.06
616 FM 1960	Houston	142,194	35%	$877	$17.56	$17.78
601 Sawyer	Houston	88,258	91%	$1,075	$13.44	$11.91
Gulf Plaza	Houston	120,651	92%	$2,311	$20.91	$21.11
Timbercreek Atrium	Houston	51,035	78%	$655	$16.48	$16.73
Copperfield	Houston	42,621	95%	$757	$18.67	$18.75
400 N. Belt	Houston	230,872	52%	$1,391	$11.65	$11.80
Ashford Crossing	Houston	158,451	75%	$2,062	$17.33	$17.41
Regency Square	Houston	64,063	72%	$579	$12.59	$12.58
Energy Plaza	San Antonio	180,119	81%	$2,896	$19.89	$19.82
One Technology Ctr	San Antonio	196,348	93%	$4,619	$25.21	$25.15
Total -office		4,261,879	74%	53,371	16.89	16.84
Industrial/Flex
Central Park	Dallas	73,099	97%	$564	$7.96	$7.44
Quitman	Houston	736,957	88%	$1,283	$1.97	$1.98
Mitchelldale	Houston	377,752	93%	$2,348	$6.69	$6.74
Total -Industrial/Flex		1,187,808	90%	$4,195	$3.91	$3.90

Grand Total		6,781,718	78%	$71,873	$13.57	$13.47

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 16, 2021, and as amended by our Annual Report (Amendment No. 1) on Form 10-K/A filed with the SEC on May 17, 2021, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to these policies during the three months ended March 31, 2021. See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2021 versus March 31, 2020.

       As of March 31, 2021 and 2020, respectively, we owned 44 and 43 commercial properties comprising approximately 6.8 and 6.7 million square feet plus four and three pad sites and two and none land developments, all located in Texas. As of March 31, 2021 and 2020, respectively, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 and 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

We define same store ("Same Store") properties as 43 commercial properties, which we owned for the entirety of the three months ended March 31, 2021 and 2020.

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

(in thousands)	Three Months Ended March 31,
	2021	2020	Change
Revenue	$22,933	$23,139	$(206)
Property operating expenses	14,718	6,945	7,773
Asset management fees	—	440	(440)
Real estate taxes and insurance	3,523	3,170	353
General and administrative	1,339	1,177	162
Same Store NOI	$3,353	$11,407	$(8,054)

Reconciliation of Net loss to Property NOI

Net (loss) income	$(6,982)	$1,954	$(8,936)
Net income from HIREIT and XIX operations	1,679	—	1,679
Organization and offering costs	4	—	4
Depreciation and amortization	6,661	6,912	(251)
Interest expense	2,034	3,018	(984)
Interest and dividend income	(43)	(477)	434
Same Store NOI	$3,353	$11,407	$(8,054)

Revenues - The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended March 31, 2021 and 2020, we had total rental revenues and tenant reimbursements of $22,933,000 and $23,139,000, respectively.

Property operating expenses - Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees and property level administrative expenses including bad debt expense. For the three months ended March 31, 2021 and 2020, we had property operating expenses of $14,718,000 and $6,945,000, respectively. The increase in property operating expenses is primarily due to the increase in electricity expenses as a direct result of the severe winter storm during February 2021. The storm resulted in an estimated $7,265,000 increase in electric utility expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Asset management fees - We pay asset management fees to our advisor in connection with the management of our properties. With the merger of HIREIT, and as a result the Advisors, with the Company, the asset management fee is eliminated starting on July 1, 2020. For the three months ended March 31, 2021 and 2020, same store asset management fees incurred to our advisor were $0 and $440,000, respectively.

Real estate taxes and insurance - Same store real estate taxes and insurance for the three months ended March 31, 2021 and 2020 were $3,523,000 and $3,170,000, respectively, The increase is attributable to an increase in insurance premium for the insurance policy fiscal year 2020.
Depreciation and amortization - Depreciation and amortization for the three months ended March 31, 2021 and 2020 were $6,661,000 and $6,912,000, respectively. Decrease in depreciation and amortization is primarily due to impairments recognized in the fourth quarter of 2020, which decreased the depreciable base of those assets as of December 31, 2020.

General and administrative expenses - General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. Same store general and administrative expenses for the three months ended March 31, 2021 and 2020 were $1,339,000 and $1,177,000, respectively.

Interest expense - Interest expense for the three months ended March 31, 2021 and 2020, were $2,034,000 and $3,018,000, respectively, The decrease in interest expense is primarily attributable to decrease in interest rate on the Company's SASB Loan. The loan had an interest rate of 1.95% and 2.79% as of March 31, 2021 and 2020, respectively.

Net (loss) income - We generated a net (loss) income of $(6,982,000) and $1,954,000 for the three months ended March 31, 2021 and 2020, respectively. The main driver was the increase in property operating expenses as a result of the winter storm in February 2021, as explained in the operating expense section above.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2021 and 2020 including a reconciliation of such non-GAAP financial performance measures to our net (loss) income, in thousands.

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(6,982)	$1,954
Depreciation and amortization of real estate assets	6,661	6,912
Funds from operations (FFO)	(321)	8,866

Modified funds from operations (MFFO)	$(321)	$8,866

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through March 31, 2021, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Year ended December 31, 2011	$255	$242	$497
Year ended December 31, 2012	891	869	1,760
Year ended December 31, 2013	1,681	1,594	3,275
Year ended December 31, 2014	2,479	2,358	4,837
Year ended December 31, 2015	3,475	3,718	7,193
Year ended December 31, 2016	8,918	2,988	11,906
Year ended December 31, 2017	12,650	—	12,650
Year ended December 31, 2018	12,555	—	12,555
Year ended December 31, 2019	12,811	—	12,811
Year ended December 31, 2020	15,797	—	15,797
Quarter ended March 31, 2021	3,082		3,082
Total	$74,594	$11,769	$86,363

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

Distributions to non-controlling interests were $230,000 and $2,138,000 for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, we paid aggregate distributions of $3,082,000 in cash to common stockholders. During the same period, cash used in operating activities was $1,714,000 and our FFO was $(321,000). For the three months ended March 31, 2021, 0% of distributions were paid from cash provided by operating activities and 100% from other proceeds. For the three months ended March 31, 2020, we paid aggregate distributions of $3,223,000. During the same period, cash used in operating activities was $4,522,000 and our FFO was $8,866,000. For the three months ended March 31, 2020, 0% of distributions were paid from cash provided by operating activities and 100% from other proceeds.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of March 31, 2021, our outstanding secured debt is $300,822,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The SASB Loan a currently extended maturity date of October 9, 2020 2021. The SASB Loan provides for two remaining one-year maturity date extensions. In order to exercise each successive one-year extension options, SPE LLC must meet five conditions in order to extend the maturity date without any further qualification. One of the five conditions is that Hartman SPE must have a debt yield, as defined, of 12.5% or greater as of June 30, 2021.

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

The consolidated financial statements as of March 31, 2021 include the accounts of the Company, our operating partnership and its subsidiaries, Hartman SPE, LLC, HIREIT, Advisor and Hartman XIX. Prior to October 1, 2018, our consolidated financial statements did not include Hartman SPE, LLC. Prior to July 1, 2020, our consolidated financial statements did not include HIREIT, Advisor and Hartman XIX.

Cash Flows from Operating Activities

For the three months ended March 31, 2021 and 2020, net cash used in operating activities was $1,714,000 versus $4,522,000, respectively. The increase is mainly due to an increase in deferred leasing commissions of $1,013,000 and increase of $1,012,000 in due to/from related parties.

Cash Flows from Investing Activities

For the three months ended March 31, 2021 and 2020, net cash used in investing activities was $2,871,000 versus $2,182,000, respectively. The increase in cash used in is mainly due to $750,000 repayment of related party notes receivable during the three months ended March 31, 2020.

Cash Flows from Financing Activities

For the three months ended March 31, 2021 and 2020, respectively, net cash used in financing activities was $4,067,000 and $1,972,000. The decrease is primarily due to $3,800,000 borrowing from affiliate during the three months ended March 31, 2020.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2021, our borrowings were not in excess of 300% of the value of our net assets.

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

As of March 31, 2021, we had notes payable totaling an aggregate principal amount of $303,611,000. For more information on our outstanding indebtedness, see Note 8 (Notes payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company is a covenant guarantor for the secured mortgage indebtedness of VIEs in the total amount of $24,902,000 and $24,998,000 as of March 31, 2021 and December 31, 2020, respectively. The Company is not deemed to be the primary beneficiary of the VIEs. See Note 12 (Related Party Transactions).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the notes to the accompanying consolidated financial statements included in this quarterly report.

Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 16, 2021, as amended by our Annual Report (Amendment No. 1) on Form 10-K/A filed with the SEC on May 17, 2021, and Note 12 (Related Party Transactions) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2021 at the reasonable assurance level.

Material Weakness

Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed and amended by our Annual Report (Amendment No.1) on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness related to the lack of adequate reconciliation of liability accounts and accrued expenses.

Remediation Plans

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

The future impact of the COVID-19 pandemic on our operations and financial condition will however depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain or mitigate the impact and effects of the pandemic, and the direct and indirect economic effects of the pandemic and containment measures. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K/A (Amendment no.1), as amended, for the year ended December 31, 2020, including:

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
The Mergers diluted the ownership position of our pre-merger stockholders and result in our stockholders (excluding stockholders affiliated with our advisor or sponsor) having an ownership stake in us that is smaller than their current stake in our company. In connection with the Mergers, we issued approximately 16,889,000 shares of our common stock to the holders of shares of Hartman XIX and HIREIT capital stock, based on the exchange ratios set forth in the Merger Agreements and the shares of Hartman XIX and HIREIT capital stock issued and outstanding as of March 31, 2021. Our pre-merger stockholders (excluding stockholders affiliated with our advisor or sponsor) hold post-merger shares in the aggregate approximately 50% of the issued and outstanding shares of our common stock following the Mergers. In addition, approximately 1,516,000 units of limited partnership interest in our operating partnership are issuable in connection with the Partnership Merger and acquisition of Advisor. Consequently, our stockholders (excluding stockholders affiliated with our advisor or sponsor), as a general matter, will have less influence over the management and policies of us after the Mergers than they exercised over the management and policies of us immediately prior to the Mergers.
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

Date: May 17, 2021
By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)