Form 10-Q
period 2021-06-30
Hartman Short Term Income Properties XX, Inc.
filed 2021-08-16
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-53912
__________

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-3455189
(State or Other Jurisdiction of Incorporation or of Organization)	(I.R.S. Employer Identification Number)

2909 Hillcroft
Suite 420
Houston
Texas	77057
(Address of principal executive offices)	(Zip Code)
_______________

(713) 467-2222
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 16, 2021, there were 35,137,884 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Real estate assets, at cost	$613,280	$607,669
Accumulated depreciation and amortization	(159,429)	(146,314)
Real estate assets, net	453,851	461,355

Cash and cash equivalents	—	—
Restricted cash	16,663	24,176
Accrued rent and accounts receivable, net	13,913	12,199
Note receivable - related party	1,726	1,726
Deferred leasing commission costs, net	10,813	10,840
Goodwill	250	250
Prepaid expenses and other assets	3,274	1,478
Real estate held for development	10,294	10,294
Due from related parties, net	2,186	1,061
Investment in affiliate	201	201
Total assets	$513,171	$523,580

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$304,375	$300,990
Accounts payable and accrued expenses	31,909	29,133
Tenants' security deposits	5,373	5,315
Total liabilities	341,657	335,438

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 35,137,884 shares and 35,318,862 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	35	35
Additional paid-in capital	297,560	299,375
Accumulated distributions and net loss	(149,594)	(135,633)
Total stockholders' equity	148,001	163,777
Noncontrolling interests in subsidiaries	23,513	24,365
Total equity	171,514	188,142
Total liabilities and equity	$513,171	$523,580
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (As Restated) (1)	2021	2020 (As Restated) (1)
Revenues
Rental revenues	$17,825	$18,723	$36,339	$37,443
Tenant reimbursements and other revenues	3,789	3,326	8,485	7,745
Management and advisory income	1,291	—	2,206	—
Total revenues	22,905	22,049	47,030	45,188

Expenses (income)
Property operating expenses	6,717	5,882	19,437	12,827
Organization and offering costs	25	—	29	—
Asset management fees	—	440	—	880
Real estate taxes and insurance	3,498	3,598	7,061	6,768
Depreciation and amortization	6,454	7,924	13,115	14,836
Management and advisory expenses	2,401	—	5,437	—
General and administrative	2,722	1,082	5,854	2,259
Interest expense	2,129	2,664	4,163	5,682
Interest and dividend income	(44)	(475)	(87)	(952)
Total expenses, net	23,902	21,115	55,009	42,300
Net (loss) income	(997)	934	(7,979)	2,888
Net (loss) income attributable to noncontrolling interests	(99)	1,398	(463)	2,114
Net (loss) income attributable to common stockholders	$(898)	$(464)	$(7,516)	$774
Net (loss) income attributable to common stockholders per share	$(0.03)	$(0.03)	$(0.21)	$0.04
Weighted average number of common shares outstanding, basic and diluted	35,166	18,418	35,225	18,418

The accompanying notes are an integral part of these consolidated financial statements.

(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2020 (As Restated) (1)	1	$—	18,418	$18	$174,019	$(107,589)	$66,448	$158,953	$225,401
Dividends and distributions (cash)	—	—	—	—	—	(3,220)	(3,220)	(2,145)	(5,365)
Net (loss) income	—	—	—	—	—	(464)	(464)	1,398	934
Balance, June 30, 2020 (As Restated) (1)	1	$—	18,418	$18	$174,019	$(111,273)	$62,764	$158,206	$220,970

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at March 31, 2021	1	$—	35,316	$35	$299,123	$(145,302)	$153,856	$23,771	$177,627
Redemptions of common shares	—	—	(178)	—	(1,563)	—	(1,563)	—	(1,563)
Dividends and distributions (cash)	—	—	—	—	—	(3,394)	(3,394)	(159)	(3,553)
Net (loss) income	—	—	—	—	—	(898)	(898)	(99)	(997)
Balance at June 30, 2021	1	$—	35,138	$35	$297,560	$(149,594)	$148,001	$23,513	$171,514

The accompanying notes are an integral part of these consolidated financial statements.

(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2019 (As Restated) (1)	1	$—	18,418	$18	$174,019	$(105,605)	$68,432	$160,375	$228,807
Dividends and distributions (cash)	—	—	—	—	—	(6,442)	(6,442)	(4,283)	(10,725)
Net income	—	—	—	—	—	774	774	2,114	2,888
Balance, June 30, 2020 (As Restated) (1)	1	$—	18,418	$18	$174,019	$(111,273)	$62,764	$158,206	$220,970

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2020	1	$—	35,318	$35	$299,375	$(135,633)	$163,777	$24,365	$188,142
Redemptions of common shares	—	—	(180)		(1,815)	—	(1,815)	—	(1,815)
Dividends and distributions (cash)	—	—	—	—	—	(6,445)	(6,445)	(389)	(6,834)
Net (loss) income	—	—	—	—	—	(7,516)	(7,516)	(463)	(7,979)
Balance at June 30, 2021	1	$—	35,138	$35	$297,560	$(149,594)	$148,001	$23,513	$171,514

The accompanying notes are an integral part of these consolidated financial statements.

(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six months ended June 30,
	2021	2020 (As Restated) (1)
Cash flows from operating activities:
Net (loss) income	$(7,979)	$2,888
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	100	38
Depreciation and amortization	13,115	14,836
Deferred loan and lease commission costs amortization	1,224	1,247
Bad debt expense	309	23
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(2,023)	(3,675)
Deferred leasing commissions	(728)	(1,534)
Prepaid expenses and other assets	(1,796)	(2,285)
Accounts payable and accrued expenses	1,449	(9,017)
Due to/from related parties	(1,125)	1,593
Tenants' security deposits	58	(172)
Net cash provided by operating activities	2,604	3,942
Cash flows from investing activities:
Note receivable - related party	—	751
Additions to real estate	(5,611)	(5,164)
Net cash used in investing activities	(5,611)	(4,413)
Cash flows from financing activities:
Distributions to common stockholders	(6,328)	(6,445)
Distributions to non-controlling interests	(389)	(3,646)
Borrowing from affiliate	3,563	3,800
Repayments under insurance premium finance note	(1,909)	(1,407)
Borrowings under insurance premium finance note	3,019	2,826
Repayments under term loan notes	(647)	(722)
Redemptions of common stock	(1,815)	—
Net cash used in financing activities	(4,506)	(5,594)

Net change in cash and cash equivalents and restricted cash	(7,513)	(6,065)
Cash and cash equivalents and restricted cash, beginning of period	24,176	27,979
Cash and cash equivalents and restricted cash, end of period	$16,663	$21,914
Supplemental cash flow information:
Cash paid for interest	$3,484	$5,023

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

Substantially all of our business is conducted through our subsidiaries, the Operating Partnership and SPE LLC. Our wholly-owned subsidiary, Hartman XX REIT GP LLC, a Texas limited liability company, is the sole general partner of the Operating Partnership. Our wholly-owned subsidiary, Hartman SPE Management, LLC ("SPE Management") is the manager of SPE LLC. Our single member interests in our limited liability company subsidiaries are owned by the Operating Partnership or its wholly owned subsidiaries.

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

As of June 30, 2021 and 2020, respectively, the Company owned 44 and 43 commercial properties comprising approximately 6.8 and 6.7 million square feet plus four and three pad sites and two land developments, all located in Texas. As of June 30, 2021 and 2020, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 and 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2020 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of June 30, 2021 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments and the impact of the Company's restatement of its previously issued financial statements, as described below), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 2021, and the results of consolidated operations for the three and six months ended June 30, 2021 and 2020, consolidated statements of equity for the three and six months ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020. The results of the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

Restatement of Previously Issued Financial Statements

In the Company's Annual Report (Amendment No. 1) on Form 10-K/A, for the year ended December 31, 2020, the Company concluded that its previously issued consolidated financial statements for the year ended December 31, 2019 and all quarterly periods of 2020 and 2019 should not be relied upon due adjustments identified relating to accounts payable and accrued expenses. As such, the comparative information for the three and six months ended June 30, 2020 contained in the preceding consolidated financial statements and the accompanying notes reflect these previously restated amounts. See Note 3 - Restatement of Consolidated Financial Statements for additional discussion.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of June 30, 2021 and December 31, 2020 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions. As of June 30, 2021 and December 31, 2020 the Company had a bank overdraft of $867,000 and $792,000, respectively. The overdraft is recorded as a liability in accounts payable and accrued expenses on the consolidated balance sheet.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements. As of June 30, 2021 and December 31, 2020, the Company had a restricted cash balance of $16,663,000 and $24,176,000, respectively.
Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties, as well as related party notes receivable. The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. Disclosure about the fair value of financial instruments is based on relevant information available as of June 30, 2021 and December 31, 2020.

Revenue Recognition

The Company's leases are accounted for as operating leases. Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases. Revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation. The Company's accrued rents are included in accrued rent and accounts receivable, net. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in the tenant reimbursement and other revenues line item in the consolidated statements of operations in the period the related costs are incurred.

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach and the adoption of this guidance did not have a material impact on the consolidated financial statements. The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASU 2014-09. The Company’s tenant reimbursements and other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from ASU 2014-09. Additionally, the Company’s property dispositions have historically been cash sales with no contingencies and no future involvement in the property. As a result, the new guidance did not have an effect on the Company’s real estate transactions; however, the Company will account future sales of real estate properties in accordance with requirements of ASU 2014-09.

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

Nonrecurring fair value measurements:

Property Impairments

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Our estimated fair values are determined by utilizing cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker valuation estimates or appraisals (categorized within Level 3 of the fair value hierarchy).

Impairment

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. During the six months ended June 30, 2021 and 2020, the Company concluded there were no such events or changes in circumstances requiring review of the Company's real estate assets.

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

Stock-Based Compensation

The Company follows Accounting Standards Codification ("ASC") 718 - Compensation - Stock Compensation, with regard to issuance of stock in payment of services. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. The compensation cost is measured based on the estimated grant date fair value, as of the grant date of the Company’s common stock, of the equity or liability instruments issued. Stock-based compensation expense is recorded over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations.

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, beginning with its taxable year ended December 31, 2011. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders; however, the Company believes that it is organized and will continue to operate in such a manner as to qualify for treatment as a REIT.

For the three and six months ended June 30, 2021 and 2020, the Company incurred net (loss) income of ($997,000) and $934,000, respectively and ($7,979,000) and $2,888,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Income (loss) Per Share

The computations of basic and diluted income per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
are convertible into the Company’s common stock. As of June 30, 2021 and 2020, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net income (loss) per share for the three and six months ended June 30, 2021 and 2020 because no shares were issuable.

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

Going Concern Evaluation

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Hartman SPE, LLC loan agreement (the “SASB Loan”) had an initial maturity date of October 9, 2020. The SASB Loan provides for three successive one-year maturity date extensions. In order to exercise each successive one-year extension options, the Hartman SPE, LLC must meet certain conditions in order to extend the maturity date without any further qualification. One of the conditions for extension of term is that Hartman SPE must have a debt yield, as defined, of 12.5% or greater as of June 30, 2021. Due to the electricity charges from Winter Storm Uri, we currently do not have a debt yield of 12.5% or greater as of June 30, 2021. As a result, there is uncertainty around the Company's ability to exercise a one-year extension option. Refer to Part II - Item 1. Legal Proceedings and Note 15 - Commitments and Contingencies for additional information regarding Winter Storm Uri.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326):Measurement of Credit Losses on Financial Instruments. The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after January 2023, with early adoption permitted.The Company is currently evaluating the impact this guidance will have on the consolidated financial statements when adopted.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements when adopted.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Restatement of Consolidated Financial Statements

Restatement background and explanation

In connection with the preparation and audit of the Company's consolidated financial statements for the year ended December 31, 2020, the Company recorded several material adjustments which affected the comparative information for the three and six months ended June 30, 2020.

For the year ended December 31, 2020, the Company recorded adjustments totaling $3,212,000 to correct the overstatement of accounts payable and accrued expenses prior to adjustment. The overstatement of accounts payable included (i) $1,112,000 attributable to the Three Forest property for improvements which were accrued for in 2016 and which should have been subsequently relieved as the property improvements were completed; (ii) $239,000 margin tax provision in excess of margin tax expense, and; (iii) $1,861,000 attributable to accounts payable which were not valid as of the end of December 31, 2019 together with accrued expense which should have been reversed as the invoices for which the expenses were accrued when paid.

Impact of restatement on quarterly financial statements

The effect the restatement on quarterly consolidated financial statements for the quarterly period ended June 30, 2020, are as follows (in thousands):

Consolidated Balance Sheet

	June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Accounts payable and accrued expenses	$16,519	$(2,100)	$14,419
Total liabilities	328,257	(2,100)	326,157
Accumulated distributions and net loss	(113,373)	2,100	(111,273)
Total equity	$218,870	$2,100	$220,970

Consolidated Statement of Operations

	Six Months ended June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Property operating expenses	$11,959	$868	$12,827
Depreciation and amortization	14,002	834	14,836
Total expenses, net	40,598	1,702	42,300
Net income (loss)	4,590	(1,702)	2,888
Net income (loss) attributable to common stockholders per share	$0.13	$—	$0.04
Weighted average number of common shares outstanding, basic and diluted	18,418	—	18,418

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidated Statement of Operations

	Three Months ended June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Property operating expenses	$5,014	$868	$5,882
Depreciation and amortization	7,020	904	7,924
Total expenses, net	19,343	1,772	21,115
Net income (loss)	2,706	(1,772)	934
Net income (loss) attributable to common stockholders per share	$0.07	$—	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	18,418	—	18,418

Consolidated Statement of Cash Flows

	Six Months ended June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$4,590	$(1,702)	$2,888
Depreciation and amortization	14,002	834	14,836
Net cash provided by operating activities	4,810	(868)	3,942
Cash and cash equivalents and restricted cash, beginning of period	$27,111	$868	$27,979

Note 4 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	June 30, 2021	December 31, 2020
Land	$146,056	$146,056
Buildings and improvements	365,563	359,952
In-place lease value intangible	101,661	101,661
	613,280	607,669
Less: accumulated depreciation and amortization	(159,429)	(146,314)
Total real estate assets	$453,851	$461,355

       Depreciation expense for the three months ended June 30, 2021 and 2020 was $4,401,000 and $5,259,000, respectively. Depreciation expense for six months ended June 30, 2021 and 2020 was $9,011,000 and $9,506,000, respectively. Amortization expense of in-place lease value intangible was $2,053,000 and $2,665,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020 amortization expense of in-place lease value intangible was $4,104,000 and $5,330,000, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	June 30, 2021	December 31, 2020
In-place lease value intangible	$101,661	$101,661
In-place leases – accumulated amortization	(83,574)	(79,470)
Acquired lease intangible assets, net	$18,087	$22,191

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2021 and 2020, respectively, the Company owned 44 and 43 commercial properties comprising approximately 6.8 and 6.7 million square feet plus four and three pad sites and two land developments, all located in Texas. As of June 30, 2021 and 2020, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 and 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Asset management fees incurred and paid to Advisor were $0 and $440,000, for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, asset management fees incurred and paid to Advisor were $0 and $880,000, respectively. Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations. Effective July 1, 2020, HIREIT fees charged to Hartman XX are now eliminated upon consolidation.

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

After consideration of all applicable factors pursuant to ASC 805, the Company is considered the “legal acquirer” because (i) the Company issued common stock to HIREIT and Hartman XIX stockholders, and (ii) the Company’s stockholders immediately preceding the Merger hold the largest portion of the voting rights in the Company immediately after the Merger.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	June 30, 2021	December 31, 2020
Tenant receivables	$7,547	$6,581
Accrued rent	11,048	10,360
Allowance for uncollectible accounts	(4,682)	(4,742)
Accrued rents and accounts receivable, net	$13,913	$12,199

As of June 30, 2021 and December 31, 2020, the Company had an allowance for uncollectible accounts of $4,682,000 and $4,742,000, respectively. For the three months ended June 30, 2021 and 2020, the Company recorded bad debt expense in the amount of $184,000 and $0, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the six months ended June 30, 2021 and 2020, the Company recorded bad debt expense in the amount of $309,000 and $23,000, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	June 30, 2021	December 31, 2020
Deferred leasing commissions costs	$19,881	$19,154
Less: accumulated amortization	(9,068)	(8,314)
Deferred leasing commission costs, net	$10,813	$10,840

Note 7 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at June 30, 2021 is as follows, in thousands:

June 30,	Minimum Future Rents
2022	$66,682
2023	55,334
2024	42,750
2025	28,801
2026	16,967
Thereafter	30,096
Total	$240,630

Note 8 — Notes Payable

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $41,388,000 and $42,035,000 as of June 30, 2021 and December 31, 2020, respectively.

On October 1, 2018, the Company through SPE LLC and Goldman Sachs Mortgage Company entered into the $259,000,000 SASB Loan agreement. The Company together with its affiliates HIREIT, Hartman XIX and vREIT XXI,

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
contributed a total of 39 commercial real estate properties to Hartman SPE, LLC in exchange for membership interests in SPE LLC.

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

The outstanding principal of the SASB loan bears interest at the one-month LIBOR rate plus 1.8%. The SASB Loan is subject to an interest rate cap arrangement which caps LIBOR at 3.75% during the initial term and any extensions of the SASB Loan.

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
The following is a summary of the Company’s notes payable, in thousands:

Property/Facility	Payment (1)	Maturity Date	Rate	June 30, 2021	December 31, 2020
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$16,423	$16,690
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,104	7,211
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,104	7,211
Mitchelldale (2)	P&I	July 1, 2041	4.61%	10,757	10,923
Hartman SPE LLC (3)	IO	October 9, 2021	1.95%	259,000	259,000
Hartman XXI	IO	October 31, 2021	10.00%	6,352	2,789
				$306,740	$303,824
Less: unamortized deferred loan costs				(2,365)	(2,834)
				$304,375	$300,990
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

The Company's loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method. Costs which have been deferred consist of the following, in thousands:

	June 30, 2021	December 31, 2020
Deferred loan costs	$5,345	$5,345
Less: deferred loan cost accumulated amortization	(2,980)	(2,511)
Total cost, net of accumulated amortization	$2,365	$2,834

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense incurred for the three months ended June 30, 2021 and 2020 was $2,129,000 and $2,664,000, respectively, which includes amortization expense of deferred loan costs. Interest expense incurred for six months ended June 30, 2021 and 2020 was $4,163,000 and $5,682,000,respectively, which includes amortization expense of deferred loan costs. Interest expense of $1,077,000 and $867,000 was payable as of June 30, 2021 and December 31, 2020, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $318,068,000 and $315,389,000 as compared to book value of $306,740,000 and $303,824,000 as of June 30, 2021 and December 31, 2020, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of June 30, 2021 and December 31, 2020.

Note 9 — Income Per Share

Basic (loss) income per share is computed using net (loss) income attributable to common stockholders and the weighted average number of common shares outstanding. Diluted weighted average shares outstanding reflect common shares issuable from the assumed conversion of convertible preferred stock into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income attributable to common stockholders (in thousands)	$(898)	$(464)	$(7,516)	$774
Denominator:
Weighted average number of common shares outstanding, basic and diluted (in thousands)	35,166	18,418	35,225	18,418
Basic and diluted (loss) income per common share:
Net (loss) income attributable to common stockholders per share	$(0.03)	$(0.03)	$(0.21)	$0.04

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

Note 11 — Real Estate Held for Development

The Company’s investment in real estate assets held for development consists of (i) an approximately 17-acres land parcel located in Fort Worth, Texas, currently being developed, (ii) a 10-acre land development located in Grand Prairie, Texas, to be developed and which was previously held for disposition by Hartman XIX, and (iii) one pad site development in progress acquired from HIREIT.

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

Prior to the Mergers, the Company paid acquisition fees and asset management fees to Advisor in connection with the acquisition of properties and management of the Company. The Company paid property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. For the three months ended June 30, 2021 and 2020 the Company incurred property management fees and reimbursements of $0 and $2,049,000, respectively, and $0 and $521,000, respectively for leasing commissions owed to our Property Manager. For the six months ended June 30, 2021 and 2020, the Company incurred property management fees and reimbursements of $0 and $4,118,000, respectively, and $0 and $1,534,000, respectively for leasing commissions owed to our property manager. We incurred asset management fees of $0 and $440,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, we incurred asset management fees of $0 and $880,000, respectively. These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of the asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company's investment in an asset, if the Company doesn't own all or majority of an asset.

The Company also pays construction management fees to the Property Manager in connection with the construction management of the Company's properties. As of July 1, 2020, due to the merger of the Property Manager into the Company as part of the HIREIT merger, all construction management fees are now being eliminated beginning with the third quarter of 2020. For the three months ended June 30, 2021 and 2020, the Company incurred construction management fees of $0 and $143,000, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred constructions management fees of $0 and $309,000, respectively. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below shows the related party balances the Company owes to and is owed by, in thousands:

	June 30, 2021	December 31, 2020
Due from vREIT XXI	1,340	871
Due from other related parties	846	190
Total due from related parties	$2,186	$1,061

Prior to the HIREIT Merger, the Company owned 1,561,523 shares of the common stock of HIREIT which it acquired for cash consideration of $8,978,000. The Company’s investment in HIREIT was accounted for under the cost method. The Company has cancelled the HIREIT shares in connection with the HIREIT Merger effective July 1, 2020. The Company received dividend distributions from HIREIT of $0 and $106,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company received dividend distributions from HIREIT of $0 and $213,000 which is included in interest and dividend income in the accompanying consolidated statements of operations.

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000. This note payable had an outstanding balance of $6,352,000 and $2,789,000 as of June 30, 2021 and December 31, 2020, respectively, which is included in notes payable, net, in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of 10%. The Company recognized interest expense on the affiliate note in the amount of $141,000 and $204,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized interest expense on the affiliate note in the amount of $210,000 and $314,000, respectively which is included in interest expense in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended, is December 31, 2022. This note receivable had an outstanding balance of $1,726,000 as of June 30, 2021 and December 31, 2020, respectively, which is included in notes receivable – related party in the accompanying consolidated balance sheets. For the three months ended June 30, 2021 and 2020, the Company recognized interest income on this affiliate note in the amounts of $43,000, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized interest income on this affiliate note in the amounts of $86,000.

The Company had a note receivable due from Hartman XIX, of $0 as of June 30, 2021 and December 31, 2020. The balance of the note was eliminated on July 1, 2020, in connection with the Hartman XIX Merger. Interest has been accrued on the loan amount at an annual rate of six percent (6%). For the three months ended June 30, 2021 and 2020, respectively, the Company recognized interest income on the affiliate note in the amount of $0 and $63,000, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized interest income of $0 and $126,000, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In February 2019, the Company through TRS, loaned $6,782,455 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. Effective August 4, 2020, the Company conveyed this note receivable to Hartman vREIT XXI TRS, Inc. ("vREIT XXI TRS") in partial satisfaction of financing advances owed by the Company to vREIT XXI. This note receivable had an outstanding balance of $0 as of June 30, 2021 and December 31, 2020, respectively. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The original maturity date of the promissory note was February 29, 2021. The Company recognized interest income on this affiliate note in the amount of $0 and $169,000, respectively, for the three months ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, the

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company recognized interest income of $0 and $338,000, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In March 2019, the Company through TRS, loaned $3,830,000 pursuant to a promissory note in the face amount of up to $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. Effective August 4, 2020, the Company conveyed this note receivable to vREIT XXI TRS in partial satisfaction of financing advances owed by the Company to vREIT XXI. This note receivable had an outstanding balance of $0 as of June 30, 2021 and December 31, 2020. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The Company recognized interest income on this affiliate note in the amount of $0 and $95,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized interest income of $0 and $190,000, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

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

The Company is not deemed to be the primary beneficiary of Retail II Holdings, Retail III Holdings, or Ashford Bayou, each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings, Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements. The Company is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $24,848,000 as of June 30, 2021.

The following table reflects the net note receivable asset due to the Company, reflected in the accompanying consolidated balance sheets and the Company's maximum exposure to debt guarantees, in thousands:

	June 30, 2021	December 31, 2020
Note receivable, net	$1,726	$1,726
Maximum exposure	$24,848	$24,998

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

Preferred Stock

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights, and privileges of such shares.  As of

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2021 and December 31, 2020, respectively, the Company has 1,000 shares of convertible preferred stock issued and outstanding.

Common Stock Issuable Upon Conversion of Convertible Preferred Stock

The convertible preferred stock issued to the Advisor will convert to shares of the Company’s common stock if (1) the Company has made total distributions on then outstanding shares of the Company’s common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) the Company lists its common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of the Company’s common stock plus the aggregate market value of the Company’s common stock (based on the 30-day average) closing meets the same 6% performance threshold, or  (3)  the Company’s advisory agreement with the Advisor expires without renewal or is terminated (other than because of a material breach by the Advisor), and at the time of such expiration or termination the Company is deemed to have met the foregoing 6% performance threshold based on the Company’s enterprise value and prior distributions and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of the Company’s enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later, or not at all.

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors. For the three months ended June 30, 2021 and 2020, respectively, the Company granted 6,927 and 1,500 shares of restricted common stock to independent directors as compensation for services and recognized $78,000 and $19,000 as stock-based compensation expense for each period. For the six months ended June 30, 2021 and 2020, the Company granted 8,881 and 3,000 shares of restricted common stock to independent directors as compensation for services and recognized $100,000 and $38,000. respectively. On July 28, 2020 the board voted to grant Richard Ruskey, John Ostroot, Jack Tompkins and Jack Cardwell, each being independent directors of the companies involved in the Merger, each to receive $100,000 in shares of the Company upon and as a compensation for closure of the merger. Share based compensation expense is based upon the estimated fair value per share. Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2021
2nd Quarter	$0.100	$3,246
1st Quarter	0.087	3,082
Total 2021 year to date	$0.187	$6,328

2020
4th Quarter	$0.117	$4,141
3rd Quarter	0.148	5,211
2nd Quarter	0.175	3,222
1st Quarter	0.175	3,223
Total 2020	$0.615	$15,797

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

On May 14, 2020, the Merger Agreements were approved by the respective company shareholders. The effective date of the Mergers for financial reporting was July 1, 2020.

Subject to the terms and conditions of the XIX Merger Agreement, (i) each share of common stock of Hartman XIX (the “XIX Common Stock”) issued and outstanding immediately prior to the Effective Time (as defined in the XIX Merger Agreement) was automatically cancelled and retired and converted into the right to receive 9,171.98 shares of common stock, $0.01 par value per share, of the Company (“Company Common Stock”), (ii) each share of 8% cumulative preferred stock of Hartman XIX issued and outstanding immediately prior to the Effective Time was automatically cancelled and retired and converted into the right to receive 1.238477 shares of Company Common Stock, and (iii) each share of 9% cumulative preferred stock of Hartman XIX issued and outstanding immediately prior to the Effective Time was automatically cancelled and retired and converted into the right to receive 1.238477 shares of Company Common Stock.

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

For financial reporting purposes, the Mergers were treated as effective July 1, 2020.

Note 14 - Incentive Award Plan
The Company has adopted an incentive plan (the “Omnibus Stock Incentive Plan” or the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. The Company has initially reserved 5,000,000 shares of the Company’s common stock for the issuance of awards under the Company’s stock incentive plan, but in no event more than ten (10%) percent of the Company’s issued and outstanding shares. The number of shares reserved under the Company’s stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or cancelled from awards under the Company’s stock incentive plan also will be available for future awards.

 Incentive Plan compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15 - Commitments and Contingencies

Litigation

During February 2021, the state of Texas experienced a severe winter storm, unofficially referred to as Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity charges for a number of our properties during the month of and after the storm.

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against Hartman Income REIT Management, Inc. (the “Property Manager”), a wholly owned subsidiary of the Company that manages our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8.4 million from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8.4 million claimed in the lawsuit, approximately $7.6 million relates to wholly owned properties of the Company. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices. The Property Manager disputes the amount of liability to Summer and maintains that the pricing mechanism failed and that the prices claimed by Summer are not reasonable nor set in good faith. The Property Manager intends to vigorously defend itself against Summer’s claims. However, the outcome of the pending litigation is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. If the Property Manager is found liable for all or a significant portion of the amounts claimed by Summer, as well as courts costs and other legal expenses, the Property Manager will incur a material loss, which will have an adverse effect on our financial condition, ability to meet our other obligations and ability to pay distributions to our stockholders. Even if the Property Manager is ultimately successful in defending against Summer’s claims, it may take considerable time to resolve the matter.

The amount of the potential liability to Summer can only be reasonably estimable through billings received. Accordingly, the Company has elected to recognize the full amount of the electricity expense billed relating to Winter Storm Uri within the Company’s consolidated statement of operations.

Contingencies

Events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2021 have been prepared in light of these circumstances.

Proposed merger with Hartman XXI

On November 6, 2020, the board of directors of the Company and the board of directors of Hartman XXI each approved a merger of the Company with and into the Hartman XXI,with Hartman XXI as the surviving company. On January 26, 2021, the respective boards determined to delay the pursuit of the proposed merger transaction.

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

Forward-Looking Statements

          Certain statements included in this quarterly report on Form 10-Q (this “Quarterly Report”) that are not historical facts (including statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions, or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events on our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” or the negative of such terms and other comparable terminology.

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

Among the most significant factor that could cause actual outcomes to differ materially from those expressed or implied in our forward-looking statements continues to be the adverse effect of the pandemic of a novel strain of coronavirus which causes the disease known as COVID-19 (“COVID-19”), including variants thereof, on our business, financial performance and condition, operating results and cash flows, the commercial real estate market and the global economy and financial markets generally. The extent and duration of the continued impacts caused by the COVID-19 pandemic on our company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including without limitation the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the development and distribution of vaccines for COVID-19 and variants thereof and the efficacy and availability of such vaccines, the willingness of the general population to be vaccinated, the duration of associated immunity and efficacy of the currently available vaccines against emerging variants of COVID-19, the potential for business closures that may be mandated or advisable, whether based on increased COVID-19 cases, the continued spread of more contagious variants or other factors, the reduction or reversal of containment measures in certain communities, and the direct and indirect economic effects of the pandemic.

In addition to COVID-19, other factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have had a net loss for each annual period since our inception;
•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
•	legislative or regulatory changes, including changes to laws governing REITS;
•	construction costs that may exceed estimates or construction delays;
•	increases in interest rates;
•	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate maturity date extensions or other modifications to the terms of our existing financing arrangements to the extent necessary (see Note 2 - Summary of significant Accounting Policies - Going Concern Evaluation, to the consolidated financial statements included in this Quarterly Report;
•	availability of credit or significant disruption in the credit markets;
•	litigation risks, including without limitation the outcome of pending litigation related to the pricing of electricity provided to certain of our properties during the severe winter weather experienced in Texas( see Part II- Item 1.Legal Proceedings and Note 15- Commitments and Contingencies, to the consolidated financial statements included in this Quarterly Report);

•	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
•	inability to obtain new tenants upon the expiration of existing leases at our properties;
•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and
•	changes to generally accepted accounting principles, or GAAP.

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

On July 16, 2013, we commenced our follow-on public offering, or our “follow-on offering,” of up to $200,000,000 in shares of our common stock to the public at a price of $10.00 per share and up to $19,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Effective March 31, 2016, we terminated the offer and sale of our common shares to the public in our follow-on offering. Effective July 16, 2016, we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan. We accepted subscriptions for, and issued shares of our common stock in our follow-on offering, including shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $181,800,895.

As of June 30, 2021 we owned 44 commercial real properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas.

The SASB Loan outstanding as of June 30, 2021 has a maturity date of October 9, 2021, which is within one year of the date that this Quarterly Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the uncertainty regarding the SASB Loan maturity, as set forth in Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements – Going Concern.”

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

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders. Effective July 1, 2020, we are internally managed. Effective July 1, 2020, our properties are managed by our subsidiary, Hartman Income REIT Management, Inc. Our property manager is responsible for operating, leasing and maintaining our properties.

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

On May 14, 2020, the Merger Agreements were approved by the respective company shareholders. The effective date of the Mergers for financial reporting was July 1, 2020.

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
Subject to the terms and conditions of the XIX Merger Agreement, (i) each share of common stock of Hartman XIX (the “XIX Common Stock”) issued and outstanding immediately prior to the Effective Time (as defined in the XIX Merger Agreement) was automatically cancelled and retired and converted into the right to receive 9,171.98 shares of our common stock, (ii) each share of 8% cumulative preferred stock of Hartman XIX issued and outstanding immediately prior to the Effective Time was automatically cancelled and retired and converted into the right to receive 1.238477 shares of our common stock, and (iii) each share of 9% cumulative preferred stock of Hartman XIX issued and outstanding immediately prior to the Effective Time was automatically cancelled and retired and converted into the right to receive 1.238477 shares of our common stock.

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

Impact of the COVID-19 Pandemic

Since the first quarter of 2020, the COVID-19 pandemic which originated in mainland China has significantly impacted the global and U.S. economies. The Company’s properties are all located in Texas in the metropolitan areas of Houston, Dallas and San Antonio. The operation of tenant businesses is subject to the business judgement of tenant business owners and the direction of government authorities and public health officials. In accordance with the advice of the CDC due to the threat presented by the ongoing COVID-19 pandemic, some of the Company's office property tenants adopted remote working for their office employees. The Company's retail property tenants have been affected to the extent that they have been required to close or limit hours of operations in the case of experiential businesses such as movie theaters, restaurants and specialty event operations. While all of our markets have embarked upon reopening of businesses, many of our retail tenants have moved activities towards carry-out and delivery sales and service. The rental obligations under our leases have not been materially affected by the pandemic to date, and any requests for rent adjustments are addressed on a case-by-case basis.

With the increased availability of vaccines, we have begun to see increases in physical occupancy at our properties, which we expect to continue. However, we cannot predict how the COVID-19 pandemic (including the spread of variant strains) may impact our operations in the future. Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our tenants or prospective tenants and the world-wide economy is uncertain and will depend on the scope, severity, and duration of the pandemic. A prolonged economic downturn resulting from the pandemic could adversely affect many of our tenants or prospective tenants, which could, in turn, adversely impact our business, financial condition, and results of operations. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Impact of Winter Storm Uri

During February 2021, the state of Texas experienced a severe winter storm, Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity charges for a number of our properties during the month of and after the storm. For the six months ended June 30, 2021 we have incurred $11,337,000 of electricity expense compared to $2,776,000 for the six months ended June 30, 2020. See Part II - Item 1. Legal Proceedings for additional information.

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

We rely upon the value add or Hartman Advantage strategy to evaluate numerous potential commercial real estate acquisitions and investment opportunities per completed acquisition or investment.

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

We do not anticipate that there will be any market for our shares of common stock unless they are listed on a national securities exchange. In the event that our shares of common stock are not listed or traded on an established securities exchange prior to the tenth anniversary of the termination of our initial public offering, which terminated on April 25, 2013, our charter requires that the board of directors must seek the approval of our stockholders of a plan to liquidate our assets, unless the BOD agenda has obtained the approval of our stockholders (1) to defer the liquidation of our assets or (2) of an alternate strategy.

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

We elected to be taxed as a REIT under the Internal Revenue Code beginning with the taxable year ending December 31, 2011. As a REIT we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the year in which we initially elected to be treated as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

Our Real Estate Portfolio

As of June 30, 2021, we owned 44 commercial properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	79%	$1,742	$12.50	$12.50
Prestonwood Park	Dallas	105,783	64%	$1,524	$22.48	$22.56
Richardson Heights	Dallas	201,433	76%	$2,947	$19.19	$19.23
Cooper Street	Dallas	127,696	100%	$1,614	$12.64	$12.66
One Mason SC	Houston	75,183	80%	$918	$15.28	$15.10
Chelsea Square SC	Houston	70,275	53%	$482	$12.87	$12.77
Mission Center SC	Houston	112,971	93%	$886	$8.47	$8.40
Garden Oaks SC	Houston	106,858	95%	$1,285	$12.68	$11.52
Harwin	Houston	38,813	72%	$216	$7.74	$6.66
Fondren	Houston	93,196	99%	$847	$9.20	$8.79
Northeast Square SC	Houston	40,525	73%	$426	$14.33	$14.35
Walzem Plaza SC	San Antonio	182,713	74%	$1,551	$11.48	$11.44
Total - Retail		1,332,031	81%	$14,438	$13.41	$13.22
Office:
North Central Plaza	Dallas	198,374	68%	$2,179	$16.13	$16.14
Gateway Tower	Dallas	266,412	58%	$2,305	$14.83	$14.36
Bent Tree Green	Dallas	139,609	82%	$2,340	$20.49	$20.59
Parkway Plaza I&II	Dallas	136,506	78%	$1,693	$15.95	$15.94
Hillcrest	Dallas	203,688	78%	$2,422	$15.29	$15.27
Skymark	Dallas	115,700	86%	$1,901	$19.03	$19.08
Corporate Park Place	Dallas	113,429	73%	$1,201	$14.43	$14.40
Westway One	Dallas	165,982	69%	$2,218	$19.44	$21.07
Three Forest Plaza	Dallas	366,549	80%	$5,512	$18.70	$19.00
Spring Valley	Dallas	94,304	67%	$835	$13.31	$13.48
Tower Pavilion	Houston	87,589	86%	$951	$12.56	$12.47
The Preserve	Houston	218,689	84%	$2,833	$15.51	$16.11
Westheimer Central	Houston	182,506	69%	$1,521	$12.00	$12.00
11811 N Freeway	Houston	156,362	65%	$1,701	$16.62	$16.60
Atrium I	Houston	118,461	84%	$1,407	$14.12	$13.99
Atrium II	Houston	111,853	75%	$919	$11.16	$11.48
3100 Timmons	Houston	111,265	88%	$1,469	$15.07	$14.97
Cornerstone	Houston	71,008	67%	$626	$13.24	$12.84
Northchase	Houston	128,981	67%	$1,194	$13.77	$13.77
616 FM 1960	Houston	142,194	41%	$902	$15.54	$15.60
601 Sawyer	Houston	88,258	91%	$1,080	$13.50	$11.22
Gulf Plaza	Houston	120,651	92%	$2,313	$20.93	$21.13
Timbercreek Atrium	Houston	51,035	83%	$648	$15.37	$15.38
Copperfield	Houston	42,621	92%	$738	$18.75	$18.87
400 N. Belt	Houston	230,872	48%	$1,344	$12.09	$11.67
Ashford Crossing	Houston	158,451	74%	$2,025	$17.20	$17.31
Regency Square	Houston	64,063	77%	$548	$11.18	$11.17
Energy Plaza	San Antonio	180,119	80%	$2,836	$19.73	$19.71
One Technology Ctr	San Antonio	196,348	93%	$4,619	$25.21	$25.16
Total -office		4,261,879	74%	52,280	16.54	16.56
Industrial/Flex
Central Park	Dallas	73,099	97%	$570	$8.04	$7.92
Quitman	Houston	736,957	88%	$1,283	$1.97	$1.98
Mitchelldale	Houston	377,752	89%	$2,116	$6.30	$6.30
Total -Industrial/Flex		1,187,808	89%	$3,969	$3.76	$3.75

Grand Total		6,781,718	78%	$70,687	$13.35	$13.33

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 16, 2021, and as amended by our Annual Report (Amendment No. 1) on Form 10-K/A filed with the SEC on May 17, 2021, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to these policies during the six months ended June 30, 2021. See also Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2021 versus June 30, 2020.

       As of June 30, 2021 and 2020, respectively, we owned 44 and 43 commercial properties comprising approximately 6.8 and 6.7 million square feet plus four and three pad sites and two land developments, all located in Texas.

As of June 30, 2021, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas. As of June 30, 2020, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 25 properties located in Houston, Texas and three properties located in San Antonio, Texas.

We define same store ("Same Store") properties as 43 commercial properties, which we owned for the entirety of the six months ended June 30, 2021 and 2020.

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

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Revenue	$21,344	$22,049	$(705)	$44,277	$45,188	$(911)
Property operating expenses	8,631	5,882	2,749	23,349	12,827	10,522
Asset management fees	—	440	(440)	—	880	(880)
Real estate taxes and insurance	3,465	3,598	(133)	6,988	6,768	220
General and administrative	1,429	1,082	347	2,768	2,259	509
Same Store NOI	$7,819	$11,047	$(3,228)	$11,172	$22,454	$(11,282)

Reconciliation of Net loss to Property NOI

Net (loss) income	$(997)	$934	$(1,931)	$(7,979)	$2,888	$(10,867)
Net income from HIREIT and XIX operations	252	—	252	1,931	—	1,931
Organization and offering costs	25	—	25	29	—	29
Depreciation and amortization	6,454	7,924	(1,470)	13,115	14,836	(1,721)
Interest expense	2,129	2,664	(535)	4,163	5,682	(1,519)
Interest and dividend income	(44)	(475)	431	(87)	(952)	865
Same Store NOI	$7,819	$11,047	$(3,228)	$11,172	$22,454	$(11,282)

Revenues - The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended June 30, 2021 and 2020, we had total rental revenues and tenant reimbursements of $21,344,000 and $22,049,000, respectively. For the six months ended June 30, 2021 and 2020, we had total rental revenues and tenant reimbursements of $44,277,000 and $45,188,000, respectively. The decrease is primarily attributable to a decrease in average net effective annual base rent per occupied square foot of $0.14 per square foot for the three months ended June 30, 2021 and decrease of $0.18 per square foot for the six months ended June 30, 2021. Tenant reimbursements for increased property operating expenses, primarily electricity, have not been billed to tenants forwarding the outcome litigation related to electricity costs. See "Part II - Item 1. Legal Proceedings and Note 15 - (Commitments and Contingencies) for additional information regarding Winter Storm Uri.

Property operating expenses - Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees and property level administrative expenses including bad debt expense. For the three months ended June 30, 2021 and 2020, we had property operating expenses of $8,631,000 and $5,882,000, respectively. For the six months ended June 30, 2021 and 2020, we had property operating expenses of $23,349,000 and $12,827,000, respectively. The increase in property operating expenses is primarily due to the increase in electricity expenses as a direct result of the severe winter storm during February 2021, also known as Winter Storm Uri. See Part II - Item 1. Legal Proceedings and Note 15 - (Commitments and Contingencies) for additional information regarding Winter Storm Uri.

Asset management fees - We pay asset management fees to our Advisor in connection with the management of our properties. With the merger of HIREIT, and as a result the Advisors, with the Company, the asset management fee is eliminated starting on July 1, 2020. For the three months ended June 30, 2021 and 2020, same store asset management fees incurred to our advisor were $0 and $440,000, respectively. For the six months ended June 30, 2021 and 2020, same store asset management fees incurred to our advisor were $0 and $880,000, respectively.

Real estate taxes and insurance - Same store real estate taxes and insurance for the three months ended June 30, 2021 and 2020 were $3,465,000 and $3,598,000, respectively. For the six months ended June 30, 2021 and 2020, same store real estate taxes and insurance were $6,988,000 and $6,768,000, respectively. The increase is attributable to an increase in insurance premium for the insurance policy fiscal year 2021.
Depreciation and amortization - Depreciation and amortization for the three months ended June 30, 2021 and 2020 were $6,454,000 and $7,924,000, respectively. For the six months ended June 30, 2021 and 2020, depreciation and amortization were $13,115,000 and $14,836,000, respectively. The decrease in depreciation and amortization is primarily due to impairments recognized in the fourth quarter of 2020, which decreased the depreciable base of those assets as of December 31, 2020.

General and administrative expenses - General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. Same store general and administrative expenses for the three months ended June 30, 2021 and 2020 were $1,429,000 and $1,082,000, respectively. For the six months ended June 30, 2021 and 2020, same store general and administrative expenses were $2,768,000 and $2,259,000, respectively. The increase is due to added general and administrative expenses as a result Merger effective July 1, 2020.

Interest expense - Interest expense for the three months ended June 30, 2021 and 2020, was $2,129,000 and $2,664,000, respectively. For the six months ended June 30, 2021 and 2020, interest expense was $4,163,000 and $5,682,000, respectively. The decrease in interest expense is primarily attributable to decrease in weighted average interest rate on the Company's SASB Loan. The loan had a weighted average interest rate interest rate of 1.95% and 2.67% for the six months ended June 30, 2021 and 2020, respectively.

Net (loss) income - We generated a net (loss) income of $(997,000) and $934,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, we generated a net (loss) income of $(7,979,000) and $2,888,000, respectively. The main driver was the increase in property operating expenses as a result of Winter Storm Uri, as explained in the property operating expense section above.

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

We define Modified Funds From Operations, or MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to,equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2021 and 2020 including a reconciliation of such non-GAAP financial performance measures to our net (loss) income, in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(997)	$934	$(7,979)	$2,888
Depreciation and amortization of real estate assets	6,454	7,924	13,115	14,836
Funds from operations (FFO)	5,457	8,858	5,136	17,724

Modified funds from operations (MFFO)	$5,457	$8,858	$5,136	$17,724

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through June 30, 2021, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Year ended December 31, 2011	$255	$242	$497
Year ended December 31, 2012	891	869	1,760
Year ended December 31, 2013	1,681	1,594	3,275
Year ended December 31, 2014	2,479	2,358	4,837
Year ended December 31, 2015	3,475	3,718	7,193
Year ended December 31, 2016	8,918	2,988	11,906
Year ended December 31, 2017	12,650	—	12,650
Year ended December 31, 2018	12,555	—	12,555
Year ended December 31, 2019	12,811	—	12,811
Year ended December 31, 2020	15,797	—	15,797
Quarter ended March 31, 2021	3,082	—	3,082
Quarter ended June 30, 2021	3,246	—	3,246
Total	$77,840	$11,769	$89,609
(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Distributions accrued for the period from December 27, 2010 through December 31, 2010 were paid on January 20, 2011,

the date we first paid a distribution.
(3)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan. Effective July 16, 2016,we terminated the sale of additional shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

Distributions to non-controlling interests were $159,000 and $2,145,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, distributions to non-controlling interests were $389,000 and $4,283,000, respectively.

For the six months ended June 30, 2021, we paid aggregate distributions of $6,328,000 in cash to common stockholders. During the same period, cash provided by operating activities was $2,604,000 and our FFO was $5,136,000. For the six months ended June 30, 2021, 0% of distributions were paid from cash provided by operating activities and 100% from other proceeds. For the six months ended June 30, 2020, we paid aggregate distributions of $6,445,000. During the same period, cash provided by operating activities was $3,942,000 and our FFO was $17,724,000. For the six months ended June 30, 2020, 0% of distributions were paid from cash provided by operating activities and 100% from other proceeds.

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

Some or all of our distributions have been and may continue to be paid from sources other than cash flow from operations, including proceeds of our public offerings, cash advances to us by affiliates and borrowings secured by our assets in anticipation of future operating cash flow. To the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of June 30, 2021, our outstanding secured debt is $300,388,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets. We may borrow more than 50% of the contract purchase price of a real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The SASB Loan has an initial maturity date of October 9, 2020. The SASB Loan provides for two remaining one-year maturity date extensions. In order to exercise each successive one-year extension option, SPE LLC must meet certain conditions in order to extend the maturity date without any further qualification. One of the conditions is that Hartman SPE must have a debt yield, as defined, of 12.5% or greater as of June 30, 2021. Due to the electricity charges from Winter Storm Uri, we currently do not have a debt yield of 12.5% or greater as of June 30, 2021. As a result, there is uncertainty around the Company's ability to exercise a one-year extension option. Refer to Part II - Item 1. Legal Proceedings and Note 15 - Commitments and Contingencies for additional information regarding Winter Storm Uri.

Management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of the consolidated financial statements included in this Quarterly Report due to the fact of the uncertainty regarding the loan maturity of the SASB Loan. Management believes that Hartman SPE will be able to extend the maturity date for one year which will mitigate the maturity date issue within one year of the issuance date of these consolidated financial statements.

Potential future sources of capital include proceeds from additional private or public offerings of our securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The consolidated financial statements as of June 30, 2021 include the accounts of the Company, our operating partnership and its subsidiaries, Hartman SPE, LLC, HIREIT, Advisor and Hartman XIX. Prior to October 1, 2018, our consolidated financial statements did not include Hartman SPE, LLC. Prior to July 1, 2020, our consolidated financial statements did not include HIREIT, Advisor or Hartman XIX.

Cash Flows from Operating Activities

For the six months ended June 30, 2021 and 2020, net cash provided by operating activities was $2,604,000 versus $3,942,000, respectively. The decrease is primarily due to decrease in due to/from related parties of $2,718,000.

Cash Flows from Investing Activities

For the six months ended June 30, 2021 and 2020, net cash used in investing activities was $5,611,000 versus $4,413,000, respectively. The increase in cash used in is mainly due to a $751,000 repayment under related party notes receivable during the six months ended June 30, 2020.

Cash Flows from Financing Activities

For the six months ended June 30, 2021 and 2020, net cash used in financing activities was $4,506,000 and $5,594,000, respectively. The decrease is primarily due to decrease in distributions paid to non-controlling interest of $3,257,000, offset by an increase in paid redemptions of common stock of $1,815,000.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2021, our borrowings were not in excess of 300% of the value of our net assets.

As of June 30, 2021, we had notes payable totaling an aggregate principal amount of $306,740,000. For more information on our outstanding indebtedness, see Note 8 (Notes payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company is a covenant guarantor for the secured mortgage indebtedness of VIEs in the total amount of $24,848,000 and $24,998,000 as of June 30, 2021 and December 31, 2020, respectively. The Company is not deemed to be the primary beneficiary of the VIEs. See Note 12 (Related Party Transactions).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principle executive and principal financial officers and effected by the board of directors, management another personnel, to provide reasonable assurance regarding the reliability of financial reporting in the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (GAAP) and include those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
•provide reasonable assurance the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and our directors; and
•provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of any of our assets in circumstances that could have a material adverse effect on our financial statements.

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

Material Weakness

Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis. As disclosed in our Annual Report (Amendment No.1) on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness related to the lack of adequate reconciliation of liability accounts and accrued expenses as well as the statement of cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

During February 2021, the state of Texas experienced a severe winter storm, unofficially referred to as Winter Storm Uri, which resulted in power outages and electrical grid failures across the state.Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity charges for a number of our properties during the month of and after the storm.

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against Hartman Income REIT Management, Inc. (the “Property Manager”), a wholly owned subsidiary of the Company that manages our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8.4 million from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8.4 million claimed in the lawsuit, approximately $7.6 million relates to wholly owned properties of the Company. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices. The Property Manager disputes the amount of liability to Summer and maintains that the pricing mechanism failed and that the prices claimed by Summer are not reasonable nor set in good faith. The Property Manager intends to vigorously defend itself against Summer’s claims. However, the outcome of the pending litigation is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. If the Property Manager is found liable for all or a significant portion of the amounts claimed by Summer, as well as courts costs and other legal expenses, the Property Manager will incur a material loss, which will have an adverse effect on our financial condition, ability to meet our other obligations and ability to pay distributions to our stockholders. Even if the Property Manager is ultimately successful in defending against Summer’s claims, it may take considerable time to resolve the matter.

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

Although a number of vaccines for COVID-19 are currently available to the general public in the United States and in many countries around the world, it will take time for the distribution of vaccines to materially affect the spread of COVID-19 and the ultimate effectiveness of the vaccination effort is subject to significant uncertainty. The length and severity of the pandemic will be worsened to the extent that a significant portion of the population, in the United States and globally, is reluctant to be vaccinated, fails to complete required multi-step vaccination protocol or is unable to become vaccinated due to shortages in vaccine supply or suspensions in the distribution of vaccines due to safety concerns or other issues. The length of the pandemic is also dependent upon the degree to which more contagious variants of the virus continue to spread, particularly among areas of the country in which overall full vaccination rates are relatively low, and overall rates of new COVID-19 cases continue to rise. Further, new and worsening outbreaks of COVID-19 in other countries may impact global vaccine supplies and lead to the emergence of new variants of the virus which are more contagious, more deadly or against which currently available vaccines are less effective. As a result of the foregoing factors, the COVID-19 pandemic is expected to have a continued adverse impact on economic and market conditions despite the ongoing distribution of vaccines.

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

The COVID-19 pandemic is a continually evolving situation that presents material uncertainty and risk. The extent and duration of the impacts of COVID-19 on our business, financial condition, results of operations and cash flows is dependent on future developments that are highly uncertain and cannot be accurately predicted at this time, including without limitation the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the development and distribution of vaccines for COVID-19 and the efficacy and availability of such vaccines, the extent to which the general population is willing to be vaccinated, the efficacy of currently available vaccines against current and any newly emerging variants of COVID-19, the potential for business closures that may be mandated or advisable, whether based on increased COVID-19 cases, the spread of more infectious or deadly variants or other factors, the reduction or reversal of previously implemented containment measures in certain states and cities, and the direct and indirect economic effects of the pandemic. As a result, we cannot provide an estimate of the overall impact of COVID-19 on our business, financial condition, results of operations and cash flows.

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
Pending litigation related to electricity services during Winter Storm Uri.

During February 2021, the state of Texas experienced a severe winter storm, unofficially referred to as Winter Storm Uri, which resulted in power outages and electrical grid failures across the state.Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity charges for a number of our properties during the month of and after the storm.

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against Hartman Income REIT Management, Inc. (the
“Property Manager”), our wholly owned subsidiary that manages our properties, in state court in Harris County, Texas. In the lawsuit, Summer seeks to collect approximately $8.4 million from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri.Of the approximately $8.4 million claimed in the lawsuit, approximately $7.6 million relates to electricity provided to our wholly owned properties. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices. The Property Manager disputes the amount of liability to Summer and maintains that the electricity pricing mechanism failed and that the prices claimed by Summer are not reasonable nor set in good faith. The Property Manager intends to vigorously defend itself against Summer’s claims and we believe that the Property Manager has strong defenses against Summer’s claims. However, the outcome of the pending litigation is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. If the Property Manager is found liable for all or a significant portion of the amounts claimed by Summer, as well as courts costs and other legal expenses, the Property Manager will incur a material loss, which will have an adverse effect on our financial condition, ability to meet our other obligations and ability to pay distributions to our stockholders. Even if the Property Manager is ultimately successful in defending against Summer’s claims, it may take considerable time to resolve the matter. Due to the electricity charges related to Winter Storm Uri, we currently do not meet certain conditions for the extension of the maturity date of a significant financing arrangement which will otherwise mature within the next year.
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

3.3	Certificate of Correction - Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 3.3 to the Company's form 10-Q filed on May 11, 2018
3.4	Bylaws of Hartman Short Term Income Properties XX, Inc. (incorporated by reference to Exhibit 2 to the Company’s registration statement on Form 8-A (SEC File No. 000-53912) filed on March 22, 2010)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

Date: August 16, 2021
By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)