Form 10-Q
period 2021-09-30
Hartman Short Term Income Properties XX, Inc.
filed 2021-11-15
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 1, 2021, there were 35,086,930 shares of the Registrant’s common stock issued and outstanding, 19,000 of which were held by an affiliate of the Registrant.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Real estate assets, at cost	$617,575	$607,669
Accumulated depreciation and amortization	(166,347)	(146,314)
Real estate assets, net	451,228	461,355

Cash and cash equivalents	—	—
Restricted cash	17,751	24,176
Accrued rent and accounts receivable, net	13,872	12,199
Note receivable - related party	1,726	1,726
Deferred leasing commission costs, net	10,638	10,840
Goodwill	250	250
Prepaid expenses and other assets	2,774	1,478
Real estate held for development	10,294	10,294
Due from related parties, net	3,187	1,061
Investment in affiliate	201	201
Total assets	$511,921	$523,580

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$305,859	$300,990
Accounts payable and accrued expenses	36,294	29,133
Tenants' security deposits	5,532	5,315
Total liabilities	347,685	335,438

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 35,086,930 shares and 35,318,862 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	35	35
Additional paid-in capital	297,030	299,375
Accumulated distributions and net loss	(156,022)	(135,633)
Total stockholders' equity	141,043	163,777
Noncontrolling interests in subsidiaries	23,193	24,365
Total equity	164,236	188,142
Total liabilities and equity	$511,921	$523,580
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020 (As Restated) (1)	2021	2020 (As Restated) (1)
Revenues
Rental revenues	$17,858	$18,174	$54,197	$55,617
Tenant reimbursements and other revenues	3,709	3,119	12,194	10,864
Management and advisory income	1,561	1,039	3,767	1,039
Total revenues	23,128	22,332	70,158	67,520

Expenses (income)
Property operating expenses	7,046	5,911	26,483	18,738
Organization and offering costs	27	115	56	115
Asset management fees	—	—	—	880
Real estate taxes and insurance	3,008	3,063	10,069	9,831
Depreciation and amortization	6,918	7,240	20,033	22,076
Management and advisory expenses	4,066	3,471	9,503	3,471
General and administrative	2,524	2,744	8,378	5,003
Interest expense	2,133	2,272	6,296	7,954
Interest and dividend income	(44)	(311)	(131)	(1,263)
Total expenses, net	25,678	24,505	80,687	66,805
Net (loss) income	(2,550)	(2,173)	(10,529)	715
Net (loss) income attributable to noncontrolling interests	(88)	(25)	(551)	2,089
Net (loss) income attributable to common stockholders	$(2,462)	$(2,148)	$(9,978)	$(1,374)
Net (loss) income attributable to common stockholders per share	$(0.07)	$(0.06)	$(0.28)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	35,134	35,307	35,188	29,168

The accompanying notes are an integral part of these consolidated financial statements.

(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2020 (As Restated) (1)	1	$—	18,418	$18	$174,019	$(111,273)	$62,764	$158,206	$220,970
HIREIT and XIX merger	—	—	16,889	17	136,799	1,264	138,080	(147,331)	(9,251)
Dividends and distributions (cash)	—	—	—	—	—	(6,162)	(6,162)	(232)	(6,394)
Net loss	—	—	—	—	—	(2,148)	(2,148)	(25)	(2,173)
Balance, September 30, 2020 (As Restated) (1)	1	$—	35,307	$35	$310,818	$(118,319)	$192,534	$10,618	$203,152

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at June 30, 2021	1	$—	35,138	$35	$297,560	$(149,594)	$148,001	$23,513	$171,514
Redemptions of common shares	—	—	(51)	—	(530)	—	(530)	—	(530)
Dividends and distributions (cash)	—	—	—	—	—	(3,966)	(3,966)	(232)	(4,198)
Net loss	—	—	—	—	—	(2,462)	(2,462)	(88)	(2,550)
Balance at September 30, 2021	1	$—	35,087	$35	$297,030	$(156,022)	$141,043	$23,193	$164,236

The accompanying notes are an integral part of these consolidated financial statements.

(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2019 (As Restated) (1)	1	$—	18,418	$18	$174,019	$(105,605)	$68,432	$160,375	$228,807
HIREIT and XIX merger	—	—	16,889	17	136,799	1,264	138,080	(147,331)	(9,251)
Dividends and distributions (cash)	—	—	—	—	—	(12,604)	(12,604)	(4,515)	(17,119)
Net (loss) income	—	—	—	—	—	(1,374)	(1,374)	2,089	715
Balance, September 30, 2020 (As Restated) (1)	1	$—	35,307	$35	$310,818	$(118,319)	$192,534	$10,618	$203,152

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2020	1	$—	35,318	$35	$299,375	$(135,633)	$163,777	$24,365	$188,142
Redemptions of common shares	—	—	(231)	—	(2,345)	—	(2,345)	—	(2,345)
Dividends and distributions (cash)	—	—	—	—	—	(10,411)	(10,411)	(621)	(11,032)
Net loss	—	—	—	—	—	(9,978)	(9,978)	(551)	(10,529)
Balance at September 30, 2021	1	$—	35,087	$35	$297,030	$(156,022)	$141,043	$23,193	$164,236

The accompanying notes are an integral part of these consolidated financial statements.

(1) For discussion of the restatement adjustments, see Note 3 - Restatement of Consolidated Financial Statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2021	2020 (As Restated) (1)
Cash flows from operating activities:
Net (loss) income	$(10,529)	$715
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	150	488
Depreciation and amortization	20,033	22,076
Deferred loan and lease commission costs amortization	1,849	1,936
Bad debt expense	1,115	875
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(2,788)	(3,551)
Deferred leasing commissions	(944)	(1,534)
Prepaid expenses and other assets	(1,296)	(1,317)
Accounts payable and accrued expenses	6,089	(5,551)
Due to/from related parties	(2,126)	(1,514)
Tenants' security deposits	217	—
Net cash provided by operating activities	11,770	12,623
Cash flows from investing activities:
Note receivable - related party	—	751
Additions to real estate	(9,906)	(8,460)
Net cash used in investing activities	(9,906)	(7,709)
Cash flows from financing activities:
Distributions to common stockholders	(9,990)	(12,607)
Distributions to non-controlling interests	(621)	(4,076)
Borrowing from affiliate	5,163	9,000
Repayments under insurance premium finance note	(2,519)	(1,924)
Borrowings under insurance premium finance note	3,020	2,213
Repayments under term loan notes	(978)	(1,038)
Redemptions of common stock	(2,345)	—
Payment of deferred loan costs	(19)	(15)
Net cash used in financing activities	(8,289)	(8,447)

Net change in cash and cash equivalents and restricted cash	(6,425)	(3,533)
Cash and cash equivalents and restricted cash, beginning of period	24,176	27,979
Cash and cash equivalents and restricted cash, end of period	$17,751	$24,446
Supplemental cash flow information:
Cash paid for interest	$5,212	$7,339
Supplemental disclosure of non-cash activities:
HIREIT and XIX merger	$—	$200,232
Issuance of Hartman XX OP units for 70% interest in Hartman Advisors	$—	$6,788
Issuance of Hartman XX OP units for HIREIT OP units	$—	$10,284

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

As of September 30, 2021 and 2020, respectively, the Company owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of September 30, 2021 and 2020, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2020 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of September 30, 2021 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments and the impact of the Company's restatement of its previously issued financial statements, as described below), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2021, and the results of consolidated operations for the three and nine months ended September 30, 2021 and 2020, consolidated statements of equity for the three and nine months ended September 30, 2021 and 2020, and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020. The results of the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

Restatement of Previously Issued Financial Statements

In the Company's Annual Report (Amendment No. 1) on Form 10-K/A, for the year ended December 31, 2020, the Company concluded that its previously issued consolidated financial statements for the year ended December 31, 2019 and all quarterly periods of 2020 and 2019 should not be relied upon due adjustments identified relating to accounts payable and accrued expenses. As such, the comparative information for the three and nine months ended September 30, 2020 contained in the preceding consolidated financial statements and the accompanying notes reflect these previously restated amounts. See Note 3 - Restatement of Consolidated Financial Statements for additional discussion.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of September 30, 2021 and December 31, 2020 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions. As of September 30, 2021 and December 31, 2020 the Company had a bank overdraft of $1,588,000 and $792,000, respectively. The overdraft is recorded as a liability in accounts payable and accrued expenses on the consolidated balance sheets.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements. As of September 30, 2021 and December 31, 2020, the Company had a restricted cash balance of $17,751,000 and $24,176,000, respectively.
Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties, as well as related party notes receivable. The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. Disclosure about the fair value of financial instruments is based on relevant information available as of September 30, 2021 and December 31, 2020.

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

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 606, Revenue from Contracts with Customers, (“ASC 606”) which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective approach and the adoption of this guidance did not have a material impact on the consolidated financial statements. The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASC 606. The Company’s tenant reimbursements and other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from ASC 606. Additionally, the Company’s property dispositions have historically been cash sales with no contingencies and no future involvement in the property. As a result, the new guidance did not have an effect on the Company’s real estate transactions. The Company will account future sales of real estate properties in accordance with requirements of ASC 606.

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

Recurring fair value measurements:

The carrying values of cash and cash equivalents, restricted cash, accrued rent and accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. For our disclosure of debt instrument fair value in Note 8 , we use a discounted cash flow analysis based on borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments (categorized within Level 2 of the fair value hierarchy).

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

Impairment

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. During the nine months ended September 30, 2021 and 2020, the Company concluded there were no such events or changes in circumstances requiring review of the Company's real estate assets.

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

For the three and nine months ended September 30, 2021 and 2020, the Company incurred net (loss) income of ($2,550,000) and ($2,173,000), respectively and ($10,529,000) and $715,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income (loss) Per Share

The computations of basic and diluted income per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock. As of September 30, 2021 and 2020, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net income (loss) per share for the three and nine months ended September 30, 2021 and 2020 because no shares were issuable.

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

Going Concern Evaluation

Pursuant to ASC 205-40, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Hartman SPE, LLC loan agreement (the “SASB Loan”) had an initial maturity date of October 9, 2020. The SASB Loan provides for three successive one-year maturity date extensions. On October 9, 2021, SPE LLC executed a maturity date extension agreement to extend the maturity to October 9, 2022.

The SASB Loan requires that SPE LLC have a debt yield, as defined, greater than or equal to 12.50%. The second SASB Loan extension was completed on the basis that the debt yield as of June 30, 2021 was 12.9%. Debt yield is calculated by dividing annual net operating income by debt. The third one-year SASB Loan extension is within one year of the issuance of these consolidated financial statements. Uncertainty as to the debt yield calculation as of June 30, 2022 and the Company's ability to exercise the next remaining SASB Loan extension option, require management to conclude, in accordance with guidance provided by ASU 2014-15, that there is a substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements solely on the basis of the uncertainty regarding the loan maturity extension of the SASB Loan. Management believes that SPE LLC will be able to extend the maturity date for the next one year period which will mitigate the maturity date issue.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reclassification

Certain items in the comparative consolidated statement of operations have been reclassified to conform to the presentation adopted in the current period. Payroll related expenses totaling $881,000 have been reclassified from general and administrative to management and advisory expense. The management and advisory expense line item became a separate line item effective with the Mergers.

Note 3 — Restatement of Consolidated Financial Statements

Restatement background and explanation reflected in Form 10-K/A

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

Restatement background and explanation reflected in Form 10-K

In connection with the preparation and audit of the Company's consolidated financial statements for the year ended December 31, 2020, the Company recorded several material adjustments which affected the comparative information for the three and nine months ended September 30, 2020.

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

Impact of restatement on quarterly financial statements

The effect the restatement on quarterly consolidated financial statements for the quarterly period ended September 30, 2020, are as follows (in thousands):

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidated Balance Sheet

	September 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Accounts payable and accrued expenses	$27,749	$(2,100)	$25,649
Total liabilities	336,663	(2,100)	334,563
Accumulated distributions and net loss	(120,419)	2,100	(118,319)
Total equity	$201,052	$2,100	$203,152

Consolidated Statement of Operations

	Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Property operating expenses	$17,870	$868	$18,738
Depreciation and amortization	21,242	834	22,076
Total expenses, net	65,103	1,702	66,805
Net income (loss)	2,417	(1,702)	715
Net income (loss) attributable to common stockholders per share	$0.01	$—	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	29,168	—	29,168

Note there is no restatement to the consolidated statement of operations for the three months ended September 30, 2020.

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$2,417	$(1,702)	$715
Depreciation and amortization	21,242	834	22,076
Net cash provided by operating activities	13,491	(868)	12,623
Cash and cash equivalents and restricted cash, beginning of period	$27,111	$868	$27,979

Note 4 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	September 30, 2021	December 31, 2020
Land	$146,056	$146,056
Buildings and improvements	369,858	359,952
In-place lease value intangible	101,661	101,661
	617,575	607,669
Less: accumulated depreciation and amortization	(166,347)	(146,314)
Total real estate assets	$451,228	$461,355

       Depreciation expense for the three months ended September 30, 2021 and 2020 was $4,900,000 and $4,567,000, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $13,911,000 and $14,073,000, respectively. Amortization expense of in-place lease value intangible was $2,018,000 and $2,673,000 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020 amortization expense of in-place lease value intangible was $6,122,000 and $8,003,000, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	September 30, 2021	December 31, 2020
In-place lease value intangible	$101,661	$101,661
In-place leases – accumulated amortization	(85,592)	(79,470)
Acquired lease intangible assets, net	$16,069	$22,191

As of September 30, 2021 and 2020, respectively, the Company owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of September 30, 2021 and 2020, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Asset management fees incurred and paid to Advisor were $0 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, asset management fees incurred and paid to Advisor were $0 and $880,000, respectively. Asset management and acquisition fees are captioned as such in the accompanying consolidated statements of operations. Effective July 1, 2020, HIREIT fees charged to Hartman XX are now eliminated upon consolidation.

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

As of the date of the Mergers, there were 12,378,718 shares of HIREIT common stock issued and outstanding and 1,214,197 HIROP OP units, which converted to 9,525,691 shares of Company stock and 913,346 OP units of Hartman XX Operating Partnership units ("XX OP units"), resulting in merger consideration of $112,994,000. Concurrently with the Mergers, the Company acquired the remaining 70% interest in Advisors owned by Allen Hartman in exchange for 602,842 XX OP units with a fair value of $6,525,000. See Note 12 for additional information. Aggregate consideration for HIREIT totals $119,519,000.

After consideration of all applicable factors pursuant to ASC 805, the Company is considered the “legal acquirer” because (i) the Company issued common stock to HIREIT and Hartman XIX stockholders, and (ii) the Company’s stockholders immediately preceding the Merger hold the largest portion of the voting rights in the Company immediately after the Merger.

The value of the Company’s common shares and Hartman XX Operating Partnership units is presented based on estimated fair value determined by the Company which is $10.82 per common share and OP unit.

The following table illustrates the fair value of assets and liabilities of HIREIT and Hartman XIX contributed in the merger on July 1, 2020, as well as the fair value of noncontrolling interest, in thousands:

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

In the consolidated financial statements for the year ended December 31, 2020 accompanied in Form 10-K, the Company adjusted the provisional amounts recorded at September 30, 2020 as a result of the Mergers. Consideration transferred, real estate assets, and noncontrolling interest were adjusted to reflect management's receiving of the final valuations. Notes payable was updated to reflect the likelihood that the acquired PPP loan originated by HIREIT would meet the criteria for forgiveness. Adjustments resulted in corresponding offsets to acquired intangibles. The change in the provisional amount of real estate assets resulted in an increase in accumulated depreciation and depreciation expense of $79,000 as of and for the three months ended September 30, 2020. The impact of the provisional adjustments on the quarterly consolidated financial statements for the quarter ended September 30, 2020 is presented below, in thousands:

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As Previously Reported at September 30, 2020	Measurement Adjustment	As Reported at December 31. 2020
Consideration transferred	$200,231	$(1,233)	$198,998
Real estate assets	8,150	6,393	14,543
Acquired intangibles	8,685	(8,685)	—
Notes payable	10,593	(2,493)	8,100
Acquired noncontrolling interest	—	1,434	1,434

Note 5 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	September 30, 2021	December 31, 2020
Tenant receivables	$8,021	$6,581
Accrued rent	11,339	10,360
Allowance for uncollectible accounts	(5,488)	(4,742)
Accrued rents and accounts receivable, net	$13,872	$12,199

As of September 30, 2021 and December 31, 2020, the Company had an allowance for uncollectible accounts of $5,488,000 and $4,742,000, respectively. For the three months ended September 30, 2021 and 2020, the Company recorded bad debt expense in the amount of $806,000 and $852,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the nine months ended September 30, 2021 and 2020, the Company recorded bad debt expense in the amount of $1,115,000 and $875,000, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	September 30, 2021	December 31, 2020
Deferred leasing commissions costs	$20,097	$19,154
Less: accumulated amortization	(9,459)	(8,314)
Deferred leasing commission costs, net	$10,638	$10,840

Note 7 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at September 30, 2021 is as follows, in thousands:

September 30,	Minimum Future Rents
2022	$66,379
2023	54,385
2024	41,822
2025	27,509
2026	17,384
Thereafter	29,077
Total	$236,556

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Notes Payable

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $41,058,000 and $42,035,000 as of September 30, 2021 and December 31, 2020, respectively.

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

On October 9, 2021, the Company executed a one-year maturity date extension agreement to extend the maturity date to October 9, 2022. One option remains to extend for one additional one-year term. Notice to exercise the final one-year maturity extension option is due not less than 30 days nor more than 60 days from the current maturity date. Exercise of each extension option is subject to certain compliance and non-default requirements and a minimum debt yield of 12.5%.

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
The following is a summary of the Company’s notes payable, in thousands:

Property/Facility	Payment (1)	Maturity Date	Rate	September 30, 2021	December 31, 2020
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$16,279	$16,690
Cooper Street (2)	P&I	July 1, 2041	4.61%	7,050	7,211
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	7,050	7,211
Mitchelldale (2)	P&I	July 1, 2041	4.61%	10,679	10,923
Hartman SPE LLC (3)	IO	October 9, 2022	1.95%	259,000	259,000
Hartman XXI	IO	October 31, 2022	10.00%	7,952	2,789
				$308,010	$303,824
Less: unamortized deferred loan costs				(2,151)	(2,834)
				$305,859	$300,990

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)    Principal and interest (P&I) or interest only (IO).
(2)    Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.
(3)    On October 9, 2021, the Company signed a maturity date extension agreement to extend the maturity date for one additional year to October 9, 2022. Options remain to extend for one additional one-year term. Notice to exercise the next one-year maturity extension option is due not less than 30 days nor more than 60 days from the current maturity date. Exercise of each extension option is subject to certain compliance and non-default requirements and a minimum debt yield of 12.5%.

The Company's loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method. Costs which have been deferred consist of the following, in thousands:

	September 30, 2021	December 31, 2020
Deferred loan costs	$5,364	$5,345
Less: deferred loan cost accumulated amortization	(3,213)	(2,511)
Total cost, net of accumulated amortization	$2,151	$2,834
Interest expense incurred for the three months ended September 30, 2021 and 2020 was $2,133,000 and $2,272,000, respectively, which includes amortization expense of deferred loan costs. Interest expense incurred for nine months ended September 30, 2021 and 2020 and 2020 was $6,296,000 and $7,954,000, respectively, which includes amortization expense of deferred loan costs. Interest expense of $1,247,000 and $867,000 was payable as of September 30, 2021 and December 31, 2020, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $319,208,000 and $315,389,000 as compared to book value of $308,010,000 and $303,824,000 as of September 30, 2021 and December 31, 2020, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of September 30, 2021 and December 31, 2020.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income attributable to common stockholders (in thousands)	$(2,462)	$(2,148)	$(9,978)	$(1,374)
Denominator:
Weighted average number of common shares outstanding, basic and diluted (in thousands)	35,134	35,307	35,188	29,168
Basic and diluted (loss) income per common share:
Net (loss) income attributable to common stockholders per share	$(0.07)	$(0.06)	$(0.28)	$(0.05)

Note 10 — Income Taxes

Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders.Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. The Company’s federal income tax returns for the years ended December 31, 2016, 2017, 2018, 2019 and 2020 have not been examined by the Internal Revenue Service. The Company’s federal income tax return for the year ended December 31, 2016 may be examined on or before September 15, 2022.

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

Prior to the Mergers, the Company paid acquisition fees and asset management fees to Advisor in connection with the acquisition of properties and management of the Company. The Company paid property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. For the three months ended September 30, 2021 and 2020 the Company incurred property management fees and reimbursements of $0 and $0, respectively, and $0 and $0, respectively for leasing commissions owed to our Property Manager. For the nine months ended September 30, 2021 and 2020, the Company incurred property management fees and reimbursements of $0 and $4,118,000, respectively, and $0 and $1,534,000, respectively for leasing commissions owed to our property manager. We incurred asset management fees of $0 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, we incurred asset management fees of $0 and $880,000, respectively. These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of the asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company's investment in an asset, if the Company doesn't own all or majority of an asset.

The Company also pays construction management fees to the Property Manager in connection with the construction management of the Company's properties. As of July 1, 2020, due to the merger of the Property Manager into the Company as part of the HIREIT merger, all construction management fees are now being eliminated beginning with the third quarter of 2020. For the three months ended September 30, 2021 and 2020, the Company incurred construction management fees of $0 and $166,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred constructions management fees of $0 and $309,000, respectively. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets.

The table below shows the related party balances the Company owes to and is owed by, in thousands:

	September 30, 2021	December 31, 2020
Due from vREIT XXI	2,872	871
Due from other related parties	315	190
Total due from related parties	$3,187	$1,061

Prior to the HIREIT Merger, the Company owned 1,561,523 shares of the common stock of HIREIT which it acquired for cash consideration of $8,978,000. The Company’s investment in HIREIT was accounted for under the cost method. The Company has cancelled the HIREIT shares in connection with the HIREIT Merger effective July 1, 2020. For the nine months ended September 30, 2021 and 2020, the Company received dividend distributions from HIREIT of $0 and $213,000 which is included in interest and dividend income in the accompanying consolidated statements of operations.

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000. This note payable had an outstanding balance of $7,952,000 and $2,789,000 as of September 30, 2021 and December 31, 2020, respectively, which is included in notes payable, net, in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of 10%. The Company recognized interest expense on the affiliate note in the amount of $190,000 and $207,000 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized interest expense on the affiliate note in the amount of $400,000 and $521,000, respectively which is included in interest expense in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended, is

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2022. This note receivable had an outstanding balance of $1,726,000 as of September 30, 2021 and December 31, 2020, respectively, which is included in notes receivable – related party in the accompanying consolidated balance sheets. For the three months ended September 30, 2021 and 2020, the Company recognized interest income on this affiliate note in the amounts of $44,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized interest income on this affiliate note in the amounts of $129,000 and $130,000, respectively.

The Company had a note receivable due from Hartman XIX, of $0 as of September 30, 2021 and December 31, 2020. The balance of the note was eliminated on July 1, 2020, in connection with the Hartman XIX Merger. Interest has been accrued on the loan amount at an annual rate of six percent (6%). For the three months ended September 30, 2021 and 2020, respectively, the Company recognized interest income on the affiliate note in the amount of $0 respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized interest income of $0 and $126,000, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In February 2019, the Company through TRS, loaned $6,782,455 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. Effective August 4, 2020, the Company conveyed this note receivable to Hartman vREIT XXI TRS, Inc. ("vREIT XXI TRS") in partial satisfaction of financing advances owed by the Company to vREIT XXI. This note receivable had an outstanding balance of $0 as of September 30, 2021 and December 31, 2020, respectively. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The original maturity date of the promissory note was February 29, 2021. The Company recognized interest income on this affiliate note in the amount of $0 and $171,000, respectively, for the three months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020 , the Company recognized interest income of $0 and $509,000, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In March 2019, the Company through TRS, loaned $3,830,000 pursuant to a promissory note in the face amount of up to $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. Effective August 4, 2020, the Company conveyed this note receivable to vREIT XXI TRS in partial satisfaction of financing advances owed by the Company to vREIT XXI. This note receivable had an outstanding balance of $0 as of September 30, 2021 and December 31, 2020. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The Company recognized interest income on this affiliate note in the amount of $0 and $96,000 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized interest income of $0 and $287,000, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

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

The Company is not deemed to be the primary beneficiary of Retail II Holdings, Retail III Holdings, or Ashford Bayou, each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings, Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements. The Company is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $24,798,000 as of September 30, 2021.

The following table reflects the net note receivable asset due to the Company, reflected in the accompanying consolidated balance sheets and the Company's maximum exposure to debt guarantees, in thousands:

	September 30, 2021	December 31, 2020
Note receivable, net	$1,726	$1,726
Maximum exposure	$24,798	$24,998

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

Preferred Stock

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights, and privileges of such shares.  As of September 30, 2021 and December 31, 2020, respectively, the Company has 1,000 shares of convertible preferred stock issued and outstanding.

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

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors. For the three months ended September 30, 2021 and 2020, respectively, the Company granted 4,472 and 39,964 shares of restricted common stock to independent directors as compensation for services and recognized $50,000 and $450,000 as stock-based compensation expense for each period. For the nine months ended September 30, 2021 and 2020, the Company granted 13,353 and 42,964 shares of restricted common stock to independent directors as compensation for services and recognized $150,000 and $488,000. respectively. On July 28, 2020 the board voted to grant Richard Ruskey, John Ostroot, Jack Tompkins and Jack Cardwell, each being independent directors of the companies involved in the Merger, each to receive $100,000 in shares of the Company upon and as a compensation for closure of the merger. Share based compensation expense is based upon the estimated fair value per share. Stock-based

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2021
3rd Quarter	$0.104	$3,662
2nd Quarter	0.092	3,246
1st Quarter	0.087	3,082
Total 2021 year to date	$0.283	$9,990

2020
4th Quarter	$0.117	$4,141
3rd Quarter	0.148	5,211
2nd Quarter	0.175	3,222
1st Quarter	0.175	3,223
Total 2020	$0.615	$15,797

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15 - Commitments and Contingencies

Litigation

During February 2021, the state of Texas experienced a severe winter storm, unofficially referred to as Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity billings for a number of our properties during the month of and after the storm.

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

Contingencies

Events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2021 have been prepared in light of these circumstances.

Proposed merger with Hartman XXI

On November 6, 2020, the board of directors of the Company and the board of directors of Hartman XXI each approved a merger of the Company with and into the Hartman XXI,with Hartman XXI as the surviving company. On January 26, 2021, the respective boards determined to delay the pursuit of the proposed merger transaction. On October 26, 2021, the respective boards determined to proceed with the proposed merger transaction.

Note 16 - Subsequent Events

On October 26, 2021, Kimberly Strickland resigned from her position as our Chief Operating Officer. Ms. Strickland will continue to serve a role within the Company.

Additionally, on October 26, 2021, our board of directors appointed Angel Gonzales to serve as our Chief Operating Officer.

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

In addition to COVID-19, other factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have had a net loss for each annual period since our inception;
•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
•	legislative or regulatory changes, including changes to laws governing REITS;
•	construction costs that may exceed estimates or construction delays;
•	increases in interest rates;
•	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate maturity date extensions or other modifications to the terms of our existing financing arrangements to the extent necessary (see Note 2 - Summary of Significant Accounting Policies - Going Concern Evaluation, to the consolidated financial statements included in this Quarterly Report;
•	availability of credit or significant disruption in the credit markets;
•	litigation risks, including without limitation the outcome of pending litigation related to the pricing of electricity provided to certain of our properties during the severe winter weather experienced in Texas (see Part II- Item 1.Legal Proceedings and Note 15- Commitments and Contingencies, to the consolidated financial statements included in this Quarterly Report);

•	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
•	inability to obtain new tenants upon the expiration of existing leases at our properties;
•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor;
•	our ability to effectively remediate the previously identified material weakness in our internal control over financial reporting; and
•	changes to generally accepted accounting principles in the United States of America (GAAP).

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

As of September 30, 2021 we owned 44 commercial real properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas.

The SASB Loan outstanding as of September 30, 2021 has a maturity date of October 9, 2022, which is within one year of the date that this Quarterly Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the uncertainty regarding the SASB Loan maturity, as set forth in Accounting Standards Codification (ASC) 205-40, “Presentation of Financial Statements – Going Concern.”

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

Impact of Winter Storm Uri

During February 2021, the state of Texas experienced a severe winter storm, Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity billings for a number of our properties during the month of and after the storm. For the nine months ended September 30, 2021, we have incurred $13,220,000 of electricity expense compared to $4,144,000 for the nine months ended September 30, 2020. See Part II - Item 1. Legal Proceedings for additional information.

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

Our Real Estate Portfolio

As of September 30, 2021, we owned 44 commercial properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	75%	$1,545	$11.63	$11.47
Prestonwood Park	Dallas	105,783	65%	$1,487	$21.49	$21.46
Richardson Heights	Dallas	201,433	76%	$2,967	$19.32	$19.30
Cooper Street	Dallas	127,696	100%	$1,616	$12.66	$12.67
One Mason SC	Houston	75,183	85%	$860	$13.53	$13.12
Chelsea Square SC	Houston	70,275	77%	$483	$8.93	$8.59
Mission Center SC	Houston	112,971	93%	$889	$8.50	$8.41
Garden Oaks SC	Houston	106,858	95%	$1,314	$12.97	$12.12
Harwin	Houston	38,813	72%	$218	$7.82	$6.82
Fondren	Houston	93,196	99%	$900	$9.77	$9.53
Northeast Square SC	Houston	40,525	80%	$447	$13.85	$13.83
Walzem Plaza SC	San Antonio	182,713	74%	$1,562	$11.56	$11.53
Total - Retail		1,332,031	82%	$14,288	$13.06	$12.86
Office:
North Central Plaza	Dallas	198,374	67%	$2,177	$16.27	$16.33
Gateway Tower	Dallas	266,412	56%	$2,269	$15.13	$15.03
Bent Tree Green	Dallas	139,609	81%	$2,321	$20.63	$20.80
Parkway Plaza I&II	Dallas	136,506	82%	$1,795	$16.11	$16.33
Hillcrest	Dallas	203,688	79%	$2,370	$14.65	$14.66
Skymark	Dallas	115,700	81%	$1,746	$18.70	$18.69
Corporate Park Place	Dallas	113,429	79%	$1,200	$13.39	$13.35
Westway One	Dallas	165,982	69%	$2,218	$19.44	$19.63
Three Forest Plaza	Dallas	366,549	80%	$5,578	$19.14	$19.16
Spring Valley	Dallas	94,304	67%	$836	$13.33	$13.49
Tower Pavilion	Houston	87,589	87%	$973	$12.78	$12.72
The Preserve	Houston	218,689	87%	$2,797	$14.62	$14.54
Westheimer Central	Houston	182,506	75%	$1,571	$11.48	$11.41
11811 N Freeway	Houston	156,362	69%	$1,710	$15.89	$15.87
Atrium I	Houston	118,461	83%	$1,423	$14.45	$13.41
Atrium II	Houston	111,853	79%	$933	$11.16	$11.48
3100 Timmons	Houston	111,265	85%	$1,506	$15.96	$15.90
Cornerstone	Houston	71,008	69%	$617	$12.60	$13.98
Northchase	Houston	128,981	68%	$1,185	$13.43	$13.42
616 FM 1960	Houston	142,194	40%	$889	$15.63	$15.80
601 Sawyer	Houston	88,258	90%	$1,126	$14.10	$13.07
Gulf Plaza	Houston	120,651	90%	$2,292	$21.13	$21.33
Timbercreek Atrium	Houston	51,035	87%	$647	$14.55	$14.55
Copperfield	Houston	42,621	86%	$669	$18.16	$18.23
400 N. Belt	Houston	230,872	49%	$1,319	$11.76	$11.96
Ashford Crossing	Houston	158,451	76%	$1,974	$16.37	$16.62
Regency Square	Houston	64,063	88%	$605	$10.78	$10.66
Energy Plaza	San Antonio	180,119	82%	$2,872	$19.43	$19.39
One Technology Ctr	San Antonio	196,348	89%	$4,421	$25.16	$25.14
Total -office		4,261,879	75%	52,039	16.31	16.30
Industrial/Flex
Central Park	Dallas	73,099	97%	$584	$8.24	$8.14
Quitman	Houston	736,957	88%	$1,283	$1.97	$1.98
Mitchelldale	Houston	377,752	92%	$2,251	$6.46	$6.35
Total -Industrial/Flex		1,187,808	90%	$4,118	$3.85	$3.81

Grand Total		6,781,718	79%	$70,445	$13.16	$13.10

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 16, 2021, and as amended by our Annual Report (Amendment No. 1) on Form 10-K/A filed with the SEC on May 17, 2021, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to these policies during the nine months ended September 30, 2021. See also Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2021 versus September 30, 2020.

As of September 30, 2021 and 2020, respectively, the Company owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of September 30, 2021 and 2020, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Revenues - The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended September 30, 2021 and 2020, we had total revenues of $23,128,000 and $22,332,000, respectively. For the nine months ended September 30, 2021 and 2020, we had total revenues $70,158,000 and $67,520,000, respectively. Tenant reimbursements for increased property operating expenses, primarily electricity, have not been billed to tenants forwarding the outcome litigation related to electricity costs. See "Part II - Item 1. Legal Proceedings and Note 15 - (Commitments and Contingencies) for additional information regarding Winter Storm Uri. Additionally, increase in overall revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is attributable to increase in management and advisory income of $2,728,000 for the first and second quarters of 2021. As HIREIT became part of Hartman XX operations on July 1, 2020, no management and advisory fee income was recognized during the first and second quarters of 2020.

Property operating expenses - Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees and property level administrative expenses including bad debt expense. For the three months ended September 30, 2021 and 2020, we had property operating expenses of $7,046,000 and $5,911,000, respectively. For the nine months ended September 30, 2021 and 2020, we had property operating expenses of $26,483,000 and $18,738,000, respectively. The increase in property operating expenses is primarily due to the increase in electricity expenses as a direct result of the severe winter storm during February 2021, also known as Winter Storm Uri. See Part II - Item 1. Legal Proceedings and Note 15 - (Commitments and Contingencies) for additional information regarding Winter Storm Uri. Electric utility expense for the nine months ended September 30, 2021 was $13,220,000 compared to $4,144,000 for the nine months ended September 30, 2020.

Asset management fees - We pay asset management fees to our Advisor in connection with the management of our properties. With the merger of HIREIT, and as a result the Advisors, with the Company, the asset management fee is eliminated starting on July 1, 2020. For the three months ended September 30, 2021 and 2020, asset management fees incurred to our advisor were $0 and $0, respectively. For the nine months ended September 30, 2021 and 2020, asset management fees incurred to our advisor were $0 and $880,000, respectively. The decrease is attributable to the HIREIT merger effective July 1, 2020, where HIREIT fees charged to Hartman XX are now eliminated upon consolidation.

Real estate taxes and insurance - Real estate taxes and insurance for the three months ended September 30, 2021 and 2020 were $3,008,000 and $3,063,000, respectively. For the nine months ended September 30, 2021 and 2020, real estate taxes and insurance were $10,069,000 and $9,831,000, respectively. The increase is attributable to an increase in insurance premium for the insurance policy fiscal year 2021.
Depreciation and amortization - Depreciation and amortization for the three months ended September 30, 2021 and 2020 were $6,918,000 and $7,240,000, respectively. For the nine months ended September 30, 2021 and 2020, depreciation and amortization were $20,033,000 and $22,076,000, respectively. The decrease in depreciation and amortization is primarily due to impairments recognized in the fourth quarter of 2020, which decreased the depreciable base of those assets as of December 31, 2020.

General and administrative expenses - General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. General and administrative expenses for the three months ended September 30, 2021 and 2020 were $2,524,000 and $2,744,000, respectively. For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $8,378,000 and $5,003,000, respectively. The increase over the nine month period is due to added general and administrative expenses as a result Merger effective July 1, 2020.

Interest expense - Interest expense for the three months ended September 30, 2021 and 2020, was $2,133,000 and $2,272,000, respectively. For the nine months ended September 30, 2021 and 2020, interest expense was $6,296,000 and $7,954,000, respectively. The decrease in interest expense is primarily attributable to decrease in weighted average interest rate on the Company's SASB Loan. The loan had a weighted average interest rate of 1.95% and 2.45% for the nine months ended September 30, 2021 and 2020, respectively.

Net (loss) income - We generated a net loss of $2,550,000 and $2,173,000 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, we generated a net (loss) income of $(10,529,000) and $715,000, respectively. The main driver was the increase in property operating expenses as a result of Winter Storm Uri, as explained in the property operating expense section above.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2021 and 2020, including a reconciliation of such non-GAAP financial performance measures to our net (loss) income, in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(2,550)	$(2,173)	$(10,529)	$715
Depreciation and amortization of real estate assets	6,918	7,240	20,033	22,076
Funds from operations (FFO)	4,368	5,067	9,504	22,791
Organization and offering costs	27	115	56	115

Modified funds from operations (MFFO)	$4,395	$5,182	$9,560	$22,906

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through September 30, 2021, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Year ended December 31, 2011	$255	$242	$497
Year ended December 31, 2012	891	869	1,760
Year ended December 31, 2013	1,681	1,594	3,275
Year ended December 31, 2014	2,479	2,358	4,837
Year ended December 31, 2015	3,475	3,718	7,193
Year ended December 31, 2016	8,918	2,988	11,906
Year ended December 31, 2017	12,650	—	12,650
Year ended December 31, 2018	12,555	—	12,555
Year ended December 31, 2019	12,811	—	12,811
Year ended December 31, 2020	15,797	—	15,797
Quarter ended March 31, 2021	3,082	—	3,082
Quarter ended June 30, 2021	3,246	—	3,246
Quarter ended September 30, 2021	3,662	—	3,662
Total	$81,502	$11,769	$93,271
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

Distributions to non-controlling interests were $232,000 and $232,000 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, distributions to non-controlling interests were $621,000 and $4,515,000, respectively.

For the nine months ended September 30, 2021, we paid aggregate distributions of $9,990,000 in cash to common stockholders. During the same period, cash provided by operating activities was $11,770,000 and our FFO was $9,560,000. For the nine months ended September 30, 2021, 100% of distributions were paid from cash provided by operating activities. For the nine months ended September 30, 2020, we paid aggregate distributions of $12,609,000. During the same period, cash provided by operating activities was $12,623,000 and our FFO was $22,906,000. For the nine months ended September 30, 2020, 100% of distributions were paid from cash provided by operating activities.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of September 30, 2021, our outstanding secured debt is $300,058,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets. We may borrow more than 50% of the contract purchase price of a real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Pursuant to ASC 205-40, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The SASB Loan has a currently extended maturity date of October 9, 2022. The SASB Loan provides for one remaining one-year maturity date extension. In order to exercise each successive one-year extension options, SPE LLC must meet five conditions in order to extend the maturity date without any further qualification. One of the five conditions is that Hartman SPE must have a debt yield, as defined, of 12.5% or greater as of June 30, 2022.

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

The consolidated financial statements as of September 30, 2021 include the accounts of the Company, our operating partnership and its subsidiaries, Hartman SPE, LLC, HIREIT, Advisor and Hartman XIX. Prior to October 1, 2018, our consolidated financial statements did not include Hartman SPE, LLC. Prior to July 1, 2020, our consolidated financial statements did not include HIREIT, Advisor or Hartman XIX.

Cash Flows from Operating Activities

For the nine months ended September 30, 2021 and 2020, net cash provided by operating activities was $11,770,000 versus $12,623,000, respectively. The decrease is primarily due to decrease in due to/from related parties of $612,000.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $9,906,000 versus $7,709,000, respectively. The increase in net cash used in investing activities is mainly due to increase in additions to real estate of $1,446,000 during the nine months ended September 30, 2021 compared to 2020.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021 and 2020, net cash used in financing activities was $8,289,000 and $8,447,000, respectively.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2021, our borrowings were not in excess of 300% of the value of our net assets.

As of September 30, 2021, we had notes payable totaling an aggregate principal amount of $308,010,000. For more information on our outstanding indebtedness, see Note 8 (Notes payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company is a covenant guarantor for the secured mortgage indebtedness of VIEs in the total amount of $24,798,000 and $24,998,000 as of September 30, 2021 and December 31, 2020, respectively. The Company is not deemed to be the primary beneficiary of the VIEs. See Note 12 (Related Party Transactions).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 (Summary of Significant Accounting Policies) to the notes to the accompanying consolidated financial statements included in this quarterly report.

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

Subsequent Events

On October 26, 2021, Kimberly Strickland resigned from her position as our Chief Operating Officer. Ms. Strickland will continue to serve a role within the Company.

Additionally, on October 26, 2021, our board of directors appointed Angel Gonzales to serve as our Chief Operating Officer.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2021 at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

During February 2021, the state of Texas experienced a severe winter storm, unofficially referred to as Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity billings for a number of our properties during the month of and after the storm.

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

The COVID-19 pandemic has caused significant disruptions to the United States economy as well as the economies of the State of Texas and major Texas communities and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain cities where we own properties and/or have development sites, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Although in many cases these measures have been modified or lifted entirely, they may be reinstated in whole or in part and additional, more restrictive measures may be implemented in the future. The COVID-19 pandemic has adversely impacted numerous industries, including transportation and hospitality, and triggered a global economic slowdown.

Although a number of vaccines for COVID-19 are currently available to the general public in the United States and in many countries around the world, the ultimate effectiveness of the vaccination effort is subject to significant uncertainty. The length and severity of the pandemic will be worsened to the extent that a significant portion of the population, in the United States and globally, is reluctant to be vaccinated, fails to complete required multi-step vaccination protocol or is unable to become vaccinated due to shortages in vaccine supply or suspensions in the distribution of vaccines due to safety concerns or other issues. The length of the pandemic is also dependent upon the degree to which more contagious variants of the virus continue to spread, particularly among areas of the country in which overall full vaccination rates are relatively low, and overall rates of new COVID-19 cases continue to rise. Further, new and worsening outbreaks of COVID-19 in other countries may impact global vaccine supplies and lead to the emergence of new variants of the virus which are more contagious, more deadly or against which currently available vaccines are less effective. As a result of the foregoing factors, the COVID-19 pandemic is expected to have a continued adverse impact on economic and market conditions despite the ongoing distribution of vaccines.

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

During February 2021, the state of Texas experienced a severe winter storm, unofficially referred to as Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity billings for a number of our properties during the month of and after the storm.

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

Failure to remediate a material weakness in internal control over financial reporting could result in material misstatements in our financial statements.

Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis. As disclosed in our Annual Report (Amendment No.1) on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 17, 2021, our management previously concluded that our internal control over financial reporting was not effective as of December 31, 2020, due to material weakness in our internal control over financial reporting related to the lack of adequate reconciliation of liability accounts and accrued expenses as well as the statement of cash flows.

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

If the material weakness is not effectively remediated, or if we identify further material weaknesses in our internal control over financial reporting, our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition.

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

Date: November 15, 2021
By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)