Form 10-K
period 2021-12-31
Hartman Short Term Income Properties XX, Inc.
filed 2022-03-31
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and "emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There is no established market for the registrant's shares of common stock.  There were 35,137,884 shares of common stock held by non-affiliates as of June 30, 2021; the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 25, 2022, there were 35,110,421 shares of the registrant’s common shares issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

As used herein, the terms “we,” “us” or “our” to Hartman Short Term Income Properties XX, Inc. and, as required by context, Hartman XX Limited Partnership, which we refer to as our “operating partnership,” and their respective subsidiaries.

Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions, or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events related to our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” or the negative of such terms and other comparable terminology.

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

Other factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the fact that we have had a net loss for each annual period since our inception;
●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
●	legislative or regulatory changes, including changes to laws governing REITS;
●	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate maturity date extensions or other modifications to the terms of our existing financing arrangements to the extent necessary
●	construction costs that may exceed estimates or construction delays;
●	increases in interest rates;
●	availability of credit or significant disruption in the credit markets;
●	litigation risks, including without limitation the outcome of pending litigation related to the pricing of electricity provided to certain of our properties during the severe winter weather experienced in Texas
●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
●	inability to obtain new tenants upon the expiration of existing leases at our properties;
●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
●	the continuing adverse impact of the novel coronavirus COVID-19 pandemic on the U.S. and Texas economies and our financial condition and results of operations;
●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	our ability to retain our executive officers and other key personnel; and
●	changes to generally accepted accounting principles, or GAAP.

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties (many of which may be amplified by the COVID-19 pandemic) that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Item 1A. Risk Factors” of this Annual Report.

Risks Related to Our Business and Operations

•The COVID-19 pandemic has, and is expected to continue to, adversely affect our financial condition and operating results.

•We have experienced annual net losses from inception through December 31, 2021 and may experience similar losses in the future.

•Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

•We have and may continue to pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

•There is currently no public trading market for your shares; therefore, it will be difficult for you to sell your shares. If you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price.

•We disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operation are not equivalent to our net income or loss of cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.

•We recently transitioned to a self-managed real estate investment trust and have limited experience being self-managed.

•You are limited in your ability to sell your shares of common stock pursuant to our share redemption program. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.

Risks Related to Conflict of Interest

•Other Hartman real estate programs, which we sponsor or provide management and advisory services, have investment strategies that are similar to ours. Our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

•Our executive officers and some of our directors, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

General Investment Risks

•There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase program is subject to numerous restrictions and we may amend or suspend our share redemption program without stockholder approval.

•We cannot guarantee that we will make distributions. We may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Risks Related to Our Organizational Structure

•Maryland law and our organizational documents limit your right to bring claims against our officers and directors.

•The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

•Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

•Stockholders have limited control over changes in our policies and operations.

Risks Related to Investments in Real Estate

•Many of our investments will be dependent on tenants for revenue, and lease terminations could reduce our ability to make distributions to stockholders.

•We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to make cash distributions to our stockholders.

Risks Associated With Debt Financing

•Our borrowings may increase our business risks.

•If mortgage debt is unavailable at reasonable rates, we may not be able to refinance our properties, which could reduce the amount of cash distributions we can make.

•If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.

Federal Income Tax Risks

•To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce your overall return.

Retirement Plan Risks

•There are special considerations for pension or profit-sharing or 401(k) plans, health or welfare plans or individual retirement accounts whose assets are being invested in our common stock due to requirements under ERISA and the Internal Revenue Code. Furthermore, a person acting on behalf of a plan not subject to ERISA may be subject to similar penalties under applicable federal, state, local, or non-U.S. law by reason of purchasing our stock.

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

As of December 31, 2021, we owned 44 commercial properties comprising approximately 6,800,000 square feet plus four pad sites and two land developments all located in Texas. As of December 31, 2021, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.  For more information on our real estate portfolio, see “Investment Portfolio” below.

On May 14, 2020, we completed: (i) the merger between us and Short Term Income Properties XIX, Inc.("Hartman XIX"), and (ii) the merger by us, our operating partnership, Hartman Income REIT, Inc. (“HIREIT”), and Hartman Income REIT Operating Partnership LP, (“HIREIT Operating Partnership”). The effective date of the mergers ("Mergers") is July 1, 2020.

Prior to July 1, 2020 and subject to certain restrictions and limitations, Hartman Advisors LLC ("Advisor") was responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Management of our properties is provided pursuant to property management agreements with Hartman Income REIT Management, Inc. (the "Property Manager"), formerly a wholly-owned subsidiary of HIREIT and effective July 1, 2020, our wholly owned subsidiary. The Property Manager owned 30% of the Advisor prior to the Mergers. Effective with the Mergers and the acquisition of the 70% interest of Advisor owned by affiliates of Allen R. Hartman, we are a self-advised and self-managed REIT.

Our principal executive offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057. Our telephone number is 713-467-2222. Information regarding our company is available via the internet at www.hartmaninvestment.com and www.hartmanreits.com. We are not incorporating our web-sites or any information from our web-sites into this Annual Report.

2022 Key Objectives
We intend to grow in a conservative manner consistent with our fundamental strategy of owning and operating value add properties in Texas. As we move into 2022, our business strategy for the upcoming year is focused on increasing occupancy in the Houston, Dallas and San Antonio markets and extending our portfolio’s weighted average in-place lease term to drive cash flow growth  There can be no assurance regarding our achievement of any of our objectives.

Increase occupancy in Houston, Dallas and San Antonio markets and extend the portfolio’s weighted average in-place lease term

The occupancy of our properties as of December 31, 2021 was approximately 80%. We intend to increase occupancy at our properties by the end of 2022 to 85% with an average occupancy of 83%. We expect to accomplish occupancy increase with a combination of aggressive lease incentive offerings for prospective new tenants and enhanced customer service initiatives to improve tenant retention. We intend to increase weighted average in-place lease term remaining from approximately 34 months as of December 31, 2021 to 48 months by the end of 2022. We also intend to increase net operating income for same store properties by 5%. There can be no guarantee that we will achieve any of the foregoing objectives.

Investment Objectives and Strategy: Hartman Advantage

Our primary investment objectives are to:
•realize growth in the value of our investments;
•preserve, protect and return stockholders’ capital contributions; and
•grow net cash from operations and pay regular cash distributions to our stockholders.

We cannot assure our stockholders that we will achieve these objectives.

The cornerstone of our investment strategy is our discipline in acquiring a portfolio of real estate properties, specifically properties that are located in Texas, which offer a blend of current and potential income based on in-place occupancy plus relatively significant potential for growth in income and value from re-tenanting; repositioning or redevelopment. We refer to this strategy as “value add” or the “Hartman Advantage.”

We rely upon the value add or Hartman Advantage strategy to evaluate potential commercial real estate acquisition and investment opportunities per completed acquisition or investment.

Effective March 31, 2016, we terminated our follow-on offering. Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders, including, but not limited to, merging our company with other Hartman affiliates followed by a listing of our shares of common stock on a national securities exchange. On November 6, 2020, the board of directors of the Company and the board of directors of Hartman vREIT XXI, Inc. each approved the merger of Hartman XXI with and into the Company. On January 26, 2021, the respective boards determined to delay the merger transaction. On January 25, 2022, the respective boards advised management to proceed with actions necessary to effect a merger transaction as soon as practicable. There can be no assurance that we will complete the contemplated merger by any specific date or at all.

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

Investment Portfolio

As of December 31, 2021, we owned 44 commercial properties comprising approximately 6,800,000 square feet plus four pad sites and two land developments, all located in Texas. As of December 31, 2021, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas. For additional information regarding our property portfolio, see Part I, Item 2, “Properties” of this Annual Report.

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

Human Capital
As of December 31, 2021, we had 162 full-time employees. Our human capital management objectives are to attract, retain and develop the highest quality talent by creating a culture based on biblical principles that promotes employee engagement.

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

Risks Related to Our Business and Operations

We have experienced annual net losses from inception through December 31, 2021 and may experience similar losses in the future.

From inception through December 31, 2021, we incurred a net loss of $70,208,000. We cannot assure that we will be profitable in the future or that we will realize growth in the value of our assets.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

We began paying a distribution in January 2011. The actual amount and timing of distributions are determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. To the extent we do not have sufficient funds, or sources, of funds to pay distributions, we may be forced to reduce the rate at which we pay distributions or stop paying distributions entirely. Distributions payable to our stockholders may also include a return of capital, rather than a return on capital. In January 2021, we reduced our distribution rate by 50% from $0.70 per common share annually to $0.35 per common share annually. Our distribution rate was increased to $0.40 per common share annually effective the second quarter 2021 and further increased to $0.45 per common share annually effective the third quarter 2021.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

As of December 31, 2021, we owned or held a majority interest in 44 commercial properties comprising approximately 6,800,000 square feet plus four pad sites and two land developments, all located in Texas. As of December 31, 2021, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas. Our geographic focus on the State of Texas is consistent with our investment strategy. However, our focus on investments in the State of Texas results in a geographic concentration in our portfolio which increases the likelihood that a downturn in economic or market conditions that selectively or disproportionately impact the State of Texas will have a significant impact on our results of operations and financial condition and our ability to pay distributions to our stockholders. Any adverse economic or real estate developments in the Texas market, such as business layoffs or downsizing, industry slowdowns, relocation of businesses, changing demographics and other factors, or any decrease in demand for commercial property space resulting from local business climates, could adversely affect our property revenue, and hence net operating income. An investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a more geographically diversified portfolio.

We have and may continue to pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $13,917,000 in total distributions we paid during the year ended December 31, 2021, excluding distributions we paid to non-controlling interests, 100% was funded from cash flow from operations. Of the $97,198,000 in total distributions we paid during the period from our inception through December 31, 2021, including shares issued pursuant to our distribution reinvestment plan and excluding distributions we paid to non-controlling interests, approximately 69% was funded from cash flow from operations and approximately 31% was funded from offering proceeds or other sources. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from the remaining proceeds from our follow-on offering or other sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.

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

There is currently no public market for the shares and we have no obligation to list our shares on any public securities market. It will therefore be difficult for you to sell your shares of our common stock promptly or at all. Even if you are able to sell your shares of our common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share redemption program but it is limited in terms of the amount of shares that stockholder may sell back to us each quarter. Our board of directors may reject any request for redemption of shares or amend or suspend our share redemption program for any reason upon 30 days’ written notice to participants. Existing shareholders must be prepared to hold their shares for an indefinite length of time.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, of us, our advisor and its affiliates, including Allen R. Hartman, each of whom would be difficult to replace.  In particular, we have not obtained and do not intend to obtain “key man” life insurance on Mr. Hartman. We do not have employment agreements with our executive officers, and we cannot guarantee that they will remain affiliated with us. If any of our key personnel were to cease their affiliation with us, our operating results could suffer. Effective July 1, 2020, we transitioned to a self-managed real estate investment trust following the closing of the Mergers. We believe that our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure our stockholders that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

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

Our board of directors determined an estimated net asset value per share of $12.08 for our shares of common stock as of December 31, 2021. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.

On March 29, 2022, our board of directors, including all our independent directors, determined an estimated net asset value per share of our common stock of $12.08 as of December 31, 2021. Our board of directors’ objective in determining the estimated net asset value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

As with any valuation method, the methods used to determine the estimated net asset value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated net asset value per share, which could be significantly different from the estimated net asset value per share determined by our board of directors. The estimated net asset value per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated net asset value per share on a national securities exchange; a third party would offer the estimated net asset value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the net asset value per share would be acceptable to FINRA or ERISA with respect to their respective requirements. Further, the estimated net asset value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated net asset value per share as of December 31, 2021, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Net Asset Value Per Share.”

We disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operation are not equivalent to our net income or loss of cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance

We use and we disclose to investors funds from operations, or “FFO,” which is a non-GAAP financial measures, as defined herein (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations”.) FFO is not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance and ability to pay distributions. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures.

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

Following the Mergers, on July 28, 2020, the board of directors reopened the redemption plan for the death and disability or financial hardship of a shareholder. On October 1, 2020 the board of directors approved to further reopen the redemption program, subject to certain significant conditions and limitations for additional shareholders. The redemption program may provide you with a limited opportunity to have your shares of our common stock redeemed by us after you have held them for at least one year, subject to the significant conditions and limitations. Subject to the board of directors discretion, shares will generally be redeemed under the share redemption program at a price equal to or at a discount from the lesser of (1) the average gross price per share the original purchaser or purchasers of the shares being redeemed paid to us, which we refer to as the “issue price,” and (2) the current offering price per share for the shares being redeemed. The share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, the plan will limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus, if we had positive operating cash flow from the previous fiscal year, 1.0% of all operating cash flow from the previous fiscal year. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend or suspend the share redemption program at any time. Therefore, you may not have the opportunity to make a redemption request prior to a termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

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

The recent events in the credit markets have increased the cost of borrowing and has made financing more difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

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

Our securities, like other non-traded REITs, were sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, which govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.

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

We previously identified a material weakness in our internal control over financial reporting and if we fail to maintain an effective system of internal control, we may not be able to accurately and timely report our financial results.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. As previously disclosed, we identified a material weakness in internal control over financial reporting that pertains to lack of adequate reconciliation of liability accounts, specifically accounts payable and accrued expenses.

We completed remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2021. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate and we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected.

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

Each of our executive officers, including Mr. Hartman, who serves as our Chief Executive Officer, and Chairman of our Board of Directors, is also an officer of other entities of which we are the sponsor and/or advisor. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates of our advisor, (4) investments with affiliates of which we are the advisor. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

Existing shareholders will be diluted upon conversion of the convertible preferred stock.

Our former advisor, which as of July 1, 2020 is wholly owned by us, purchased 1,000 shares of our convertible preferred stock for an aggregate purchase price of $10,000. Prior to our acquisition of the 70% of the advisor owned by affiliates of Allen Hartman, 700 shares of our convertible preferred stock were distributed to the affiliates of Allen Hartman. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us. Our convertible preferred stock will convert to shares of common stock if (1) we have made total distributions on then outstanding shares of our common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares, (2) we list our common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of our common stock plus the aggregate market value of our common stock (based on the 30-day average closing price) meets the same 6% performance threshold, or (3) our advisory agreement with our advisor expires without renewal or is terminated (other than because of a material breach by our advisor), and at the time of such expiration or termination we are deemed to have met the foregoing 6% performance threshold based on our enterprise value and prior distributions, and, at or subsequent to the expiration or termination, the stockholders actually realize such level of performance upon listing or through total distributions. In general, our convertible preferred stock will convert into shares of common stock with a value equal to 15% of the excess of our enterprise value plus the aggregate value of distributions paid to date on then outstanding shares of our common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares. With respect to conversion in connection with the termination of the advisory agreement, this calculation is made at the time of termination even though the actual conversion may occur later or not at all. As a result, following conversion, the holder of the convertible preferred stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant. Our advisor and Mr. Hartman can influence whether our common stock is listed for trading on a national securities exchange. Accordingly, Mr. Hartman can influence both the conversion of the convertible preferred stock issued to his affiliates, and the resulting dilution of other stockholders’ interests.

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

We intend to hold the various real properties in which we invest until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we do not begin the process of liquidating our assets or listing our shares within ten years of the termination of our initial public offering, our charter requires that we hold a stockholder meeting to vote on a proposed alternate strategy for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer such a meeting beyond the tenth anniversary of the termination of our initial public offering. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, which are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

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

The impact of damage from catastrophic weather and other natural events may adversely affect our financial condition or results of operations.

Certain of our properties may be located in areas that have experienced and may in the future experience severe weather and other catastrophic natural events from time to time, including fires, snow or ice storms, windstorms, tornadoes, hurricanes, flooding and earthquakes. In addition, to the extent that extreme weather continues to occur and changes in precipitation and temperature, we may experience physical damage or decrease in demand for properties located in these areas or affected by these conditions. These adverse weather or natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. Should the impacts be material in nature or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal and state legislation and regulation on extreme weather could result in increased capital expenditures to improve the energy efficiency of our properties.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
General
As of December 31, 2021, we owned or held a majority interest in 44 commercial properties comprising approximately 6,800,000 square feet plus four pad sites and two land developments, all located in Texas. As of December 31, 2021, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.  We believe that the long-term outlook for commercial real estate values in the Houston, Dallas and San Antonio metropolitan statistical areas remains positive.

Our properties are managed by our subsidiary, Hartman Income REIT Management, Inc. Our property manager is responsible for operating, leasing and maintaining our properties.

Substantially all of our revenues consist of base rents and expense recoveries under leases that generally have terms that range from less than one year to 15 years. A majority of our existing leases as of December 31, 2021 contain “rent bump” rental provisions which provide for increases in base rental amounts over the term of the lease.

Our Properties

The following table provides summary information regarding our properties as of December 31, 2021.

Name/Location	Rentable SF	Date Acquired	Acquisition Cost (in thousands)	Annualized Base Rent (in thousands)	In-Place Occupancy
Promenade Dallas, TX	176,585	10/1/2018	$20,000	$1,655	80%
Prestonwood Park Dallas, TX	105,783	10/1/2018	23,000	1,586	73%
Richardson Heights Dallas, TX	201,433	12/28/2010	19,150	2,771	78%
Cooper Street Dallas, TX	127,696	5/11/2012	10,613	1,649	100%
One Mason SC Houston, TX	75,183	10/1/2018	12,860	815	90%
Chelsea Square SC Houston, TX	70,275	10/1/2018	7,110	483	77%
Mission Center SC Houston, TX	112,971	10/1/2018	10,600	907	93%
Garden Oaks SC Houston, TX	106,858	10/1/2018	20,760	1,486	99%
Harwin Houston, TX	38,813	10/1/2018	5,280	293	99%
Fondren Houston, TX	93,196	10/1/2018	9,980	1,018	100%
Northeast Square SC Houston, TX	40,525	10/1/2018	4,910	449	80%
Walzem Plaza SC San Antonio, TX	182,713	10/1/2018	16,400	1,576	74%
North Central Plaza Dallas, TX	198,374	10/1/2018	19,800	2,093	69%
Gateway Tower Dallas, TX	266,412	10/1/2018	29,100	2,341	63%
Bent Tree Green Dallas, TX	139,609	10/16/2012	12,013	2,215	77%
Parkway Plaza I&II Dallas, TX	136,506	3/15/2013	9,490	1,647	79%
Hillcrest Dallas, TX	203,688	5/1/2015	11,400	2,337	79%
Skymark Dallas, TX	115,700	9/2/2015	8,846	1,751	80%
Corporate Park Place Dallas, TX	113,429	8/24/2015	9,500	1,065	69%
Westway One Dallas, TX	165,982	6/1/2016	21,638	2,218	72%
Three Forest Plaza Dallas, TX	366,549	12/22/2016	35,655	5,725	80%
Spring Valley Dallas, TX	94,304	10/1/2018	5,620	861	67%
Tower Pavilion Houston, TX	87,589	10/1/2018	6,670	815	81%
The Preserve Houston, TX	218,689	10/1/2018	22,300	2,882	89%
Westheimer Central Houston, TX	182,506	10/1/2018	18,500	1,573	76%
11811 N Freeway Houston, TX	156,362	10/1/2018	5,490	1,696	71%
Atrium I Houston, TX	118,461	10/1/2018	4,750	1,430	84%
Atrium II Houston, TX	111,853	7/1/2020	5,300	973	83%
3100 Timmons Houston, TX	111,265	10/1/2018	15,300	1,541	86%
Cornerstone Houston, TX	71,008	10/1/2018	3,650	597	68%
Northchase Houston, TX	128,981	10/1/2018	9,070	1,131	66%
616 FM 1960 Houston, TX	142,194	10/1/2018	11,710	895	43%
601 Sawyer Houston, TX	88,258	10/1/2018	17,300	1,152	92%
Gulf Plaza Houston, TX	120,651	3/11/2014	13,950	1,846	73%
Timbercreek Atrium Houston, TX	51,035	12/30/2014	2,897	633	87%
Copperfield Houston, TX	42,621	12/30/2014	2,419	645	92%
400 N. Belt Houston, TX	230,872	5/8/2015	10,150	1,345	52%
Ashford Crossing Houston, TX	158,451	7/31/2015	10,600	2,005	78%
Regency Square Houston, TX	64,245	10/1/2018	2,630	581	90%
Energy Plaza San Antonio, TX	180,119	12/30/2014	17,610	3,094	84%
One Technology Ctr San Antonio, TX	196,348	11/10/2015	19,575	4,439	89%
Central Park Dallas, TX	73,099	10/1/2018	4,570	598	97%
Quitman Houston, TX	736,957	10/1/2018	5,870	1,283	88%
Mitchelldale Houston, TX	377,752	6/13/2014	19,175	2,310	96%
	6,781,900		$553,211	$70,405	80%

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2021:

Property Name	Location	Gross Leasable Area SF	In-Place Occupancy	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	80%	$1,655	$11.77	$11.87
Prestonwood Park	Dallas	105,783	73%	$1,586	$20.43	$20.27
Richardson Heights	Dallas	201,433	78%	$2,771	$17.62	$17.61
Cooper Street	Dallas	127,696	100%	$1,649	$12.91	$12.94
One Mason SC	Houston	75,183	90%	$815	$12.11	$11.60
Chelsea Square SC	Houston	70,275	77%	$483	$8.93	$8.50
Mission Center SC	Houston	112,971	93%	$907	$8.67	$8.66
Garden Oaks SC	Houston	106,858	99%	$1,486	$14.01	$12.96
Harwin	Houston	38,813	99%	$293	$7.59	$7.78
Fondren	Houston	93,196	100%	$1,018	$10.93	$10.80
Northeast Square SC	Houston	40,525	80%	$449	$13.91	$13.94
Walzem Plaza SC	San Antonio	182,713	74%	$1,576	$11.64	$11.64
Total - Retail		1,332,031	85%	$14,688	$12.94	$12.79
Office:
North Central Plaza	Dallas	198,374	69%	$2,093	$15.34	$15.35
Gateway Tower	Dallas	266,412	63%	$2,341	$13.94	$14.02
Bent Tree Green	Dallas	139,609	77%	$2,215	$20.72	$20.99
Parkway Plaza I&II	Dallas	136,506	79%	$1,647	$15.24	$15.38
Hillcrest	Dallas	203,688	79%	$2,337	$14.49	$14.50
Skymark	Dallas	115,700	80%	$1,751	$18.81	$18.59
Corporate Park Place	Dallas	113,429	69%	$1,065	$13.55	$13.19
Westway One	Dallas	165,982	72%	$2,218	$18.67	$18.67
Three Forest Plaza	Dallas	366,549	80%	$5,725	$19.54	$19.54
Spring Valley	Dallas	94,304	67%	$861	$13.71	$14.50
Tower Pavilion	Houston	87,589	81%	$815	$11.43	$11.59
The Preserve	Houston	218,689	89%	$2,882	$14.88	$15.33
Westheimer Central	Houston	182,506	76%	$1,573	$11.40	$11.43
11811 N Freeway	Houston	156,362	71%	$1,696	$15.20	$15.19
Atrium I	Houston	118,461	84%	$1,430	$14.43	$14.47
Atrium II	Houston	111,853	83%	$973	$11.16	$11.48
3100 Timmons	Houston	111,265	86%	$1,541	$16.11	$16.14
Cornerstone	Houston	71,008	68%	$597	$12.39	$12.28
Northchase	Houston	128,981	66%	$1,131	$13.20	$13.45
616 FM 1960	Houston	142,194	43%	$895	$14.50	$14.55
601 Sawyer	Houston	88,258	92%	$1,152	$14.18	$13.48
Gulf Plaza	Houston	120,651	73%	$1,846	$21.03	$21.33
Timbercreek Atrium	Houston	51,035	87%	$633	$14.25	$14.18
Copperfield	Houston	42,621	92%	$645	$16.45	$16.50
400 N. Belt	Houston	230,872	52%	$1,345	$11.28	$11.40
Ashford Crossing	Houston	158,451	78%	$2,005	$16.13	$16.17
Regency Square	Houston	64,245	90%	$581	$10.07	$10.04
Energy Plaza	San Antonio	180,119	84%	$3,094	$20.37	$20.38
One Technology Ctr	San Antonio	196,348	89%	$4,439	$25.27	$25.26
Total -office		4,262,061	75%	51,526	16.07	16.12
Industrial/Flex
Central Park	Dallas	73,099	97%	$598	$8.44	$8.41
Quitman	Houston	736,957	88%	$1,283	$1.97	$1.98
Mitchelldale	Houston	377,752	96%	$2,310	$6.36	$6.32
Total - Industrial/Flex		1,187,808	91%	$4,191	$3.87	$3.85
Grand Total		6,781,900	80%	70,405	$12.98	$12.96

Significant Tenants
The following table sets forth information about our ten largest tenants as of December 31, 2021:

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Rental Revenue	Initial Lease Date	Lease Expiration Year
Galen College Of Nursing	One Technology	$1,835	2.61%	7/1/2013	6/30/2025
Gulf Interstate Engineering	Gulf Plaza	1,692	2.40%	3/1/2011	4/30/2024
GSA-Veterans Administration	One Technology	1,312	1.86%	11/1/2003	1/14/2024
Board Of Regents Of The University Of Texas System	One Technology	1,079	1.53%	9/1/2011	2/28/2025
Lennar Homes Of Texas	Westway One	1,145	1.63%	5/1/2014	8/31/2023
Sunbelt Warehouse, LLC	Quitman	1,005	1.43%	8/1/2003	8/31/2022
CEC Entertainment, Inc.	Westway One	757	1.07%	8/1/2015	7/31/2026
Titan Fitness Texas, LLC	Fondren Road	346	0.49%	10/5/2014	6/30/2025
Home Depot USA Inc.	Cooper Street Plaza	340	0.48%	5/1/2002	1/31/2023
Recovery Technologies Group	Quitman	278	0.39%	7/1/2013	7/31/2022
		$9,789	13.89%
Lease Expirations
The following table shows lease expirations for our properties as of December 31, 2021 during each of the next ten years:

		Gross Leasable Area Covered by Expiring Leases		Annualized Base Rent Represented by Expiring Leases
Year of Lease Expiration	Number of Leases Expiring	Approx. Square Feet	Percent of Total Occupied Square Feet	Amount (in thousands)	Percent of Total Rent
2022	459	1,449	27%	$14,086	21%
2023	281	804	15%	12,425	18%
2024	326	914	17%	14,696	21%
2025	177	695	13%	11,025	16%
2026	181	547	11%	6,499	9%
2027	98	369	7%	4,219	6%
2028	35	188	4%	2,542	4%
2029	22	47	1%	543	1%
2030	19	138	3%	1,966	3%
2031	6	20	1%	245	—%
2032+	14	68	1%	355	1%
Total	1,618	5,239	100%	$68,601	100%

Location of Properties

Our properties, which represent continuing operations, are located in the Houston, Dallas and San Antonio metropolitan statistical areas (“MSAs”).  We believe that the long-term outlook for Texas MSAs remains positive.

As of December 31, 2021, our real estate properties comprised the following annualized base rental revenue, in thousands, by asset type and geographic location:

	Retail	Office	Flex/Industrial	Total
Houston	$5,451	$21,740	$3,593	$30,784
Dallas	7,661	22,253	598	30,512
San Antonio	1,576	7,533	—	9,109
Total	$14,688	$51,526	$4,191	$70,405

The following information generally applies to all of our properties:

•we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;
•except as otherwise noted above, we have no plans for any material renovations, improvements or developments with respect to any of our properties.

Item 3. Legal Proceedings

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

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against Hartman Income REIT Management, Inc. (the “Property Manager”), a wholly owned subsidiary of the Company that manages our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8.4 million from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8.4 million claimed in the lawsuit, approximately $7.6 million relates to wholly owned properties of the Company. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices. On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager continues to dispute the amount of liability to Summer and intends to appeal the judgment. The outcome of the pending appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. If the Property Manager's liability is upheld for all or a significant portion of the amounts claimed by Summer, the Property Manager will incur a material loss, which will have an adverse effect on our financial condition, ability to meet our other obligations and ability to pay distributions to our stockholders. Even if the Property Manager is ultimately successful in its appeal, it may take considerable time to resolve the matter.

Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. At this time, the Company is unable to reasonably estimate an amount expected to be recovered from our tenants.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stockholder Information
As of December 31, 2021, we had 35,110,421 shares of common stock issued and outstanding, held by a total of approximately 4,451 stockholders. The number of stockholders is based on the records of Phoenix American Financial Services, Inc. which serves as our transfer agent.

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

On March 29, 2022, our board of directors, including all our independent directors determined an estimated net asset value (“NAV”) per share of our common stock of $12.08 per share as of December 31, 2021.

In determining the estimated NAV per share, our board relied upon information contained in a report, or the valuation report, provided by our advisor, the recommendation of the audit committee of our board and our board’s experience with, and knowledge of, our real property and other assets as of December 31, 2021. The objective of our board in determining the estimated NAV per share of our common stock was to arrive at a value, based on recent, available data, that our board believed was reasonable based on methods that it deemed appropriate after consultation with our advisor and the audit committee. In preparing the valuation report, our advisor relied in part on valuations of commercial real estate properties provided by LaPorte CPAs and Business Advisors, which we refer to herein as the Valuation Expert. To calculate the estimated NAV per share in the Valuation Report, our advisor used a methodology pursuant to the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives in April 2013. The Valuation Expert did not determine the NAV of the Company’s common shares.

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

Unregistered Sales of Equity Securities

For the year ended December 31, 2021, we granted $50,000 in restricted common stock to each of our independent directors pursuant to our independent director's compensation plan. In January 2021, we issued 40,997 shares of restricted common stock in fulfillment of shares granted for 2020 service on our board of directors. As of December 31, 2021, a total of 75,718 shares of restricted common stock have been issued by us to current independent directors pursuant to our omnibus stock incentive plan, and 12,000 shares of restricted common stock have been issued to executives of our former advisor and our property manager pursuant to our omnibus stock incentive plan.

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

For the years ended December 31, 2021 and 2020, we received 148 and 152 requests, respectively, for share redemptions pursuant to the terms of our share redemption program. For the years ended December 31, 2021 and 2020, we redeemed approximately 248,000 and 0 shares at a weighted average price per share of $9.86 and $0 per share. For the period from our initial public offering commencement date (February 9, 2009) to December 31, 2021, we fulfilled 251 redemption requests representing 1,124,515 shares of our common stock. Redemption prices paid were as set forth in our share redemption program. The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2021, we had 236 unfulfilled redemption requests.

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

We declare distributions on a quarterly basis to paid monthly. Distributions declared for all record dates of a given month are paid, as of January 2022, approximately 40 days after month-end. As of December 31, 2021, distributions are calculated at a rate which is $0.45 annually per share of common stock.

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

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the years ended December 31, 2021 and 2020, in thousands:

Period	Cash (1)	DRIP (1)(2)	Total
First Quarter 2021	$3,082	$—	$3,082
Second Quarter 2021	3,246	—	3,246
Third Quarter 2021	3,662	—	3,662
Fourth Quarter 2021	3,927	—	3,927
Total	$13,917	$—	$13,917
First Quarter 2020	$3,223	$—	$3,223
Second Quarter 2020	3,222	—	3,222
Third Quarter 2020	5,211	—	5,211
Fourth Quarter 2020	4,141	—	4,141
Total	$15,797	$—	$15,797

(1) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days (and effective January 2022 approximately 40 days) following the end of such month.
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

As of December 31, 2021 we owned 44 commercial real properties comprising approximately 6.8 million square feet plus four pad sites, all located in Texas.

We have a $259,000,000 SPE Loan (the "SASB Loan") outstanding as of December 31, 2021 which has an maturity date of October 9, 2022, which is within one year of the date that this Annual Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the fact of the uncertainty regarding the loan maturity of the SASB Loan, as set forth in Accounting Standards Codification (ASC) 205-40, “Presentation of Financial Statements – Going Concern.”

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

Our Real Estate Portfolio

As of December 31, 2021, our portfolio consisted of the 44 commercial real estate properties listed below.

Property Name	Location	Gross Leasable Area SF	In-Place Occupancy	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	80%	$1,655	$11.77	$11.87
Prestonwood Park	Dallas	105,783	73%	$1,586	$20.43	$20.27
Richardson Heights	Dallas	201,433	78%	$2,771	$17.62	$17.61
Cooper Street	Dallas	127,696	100%	$1,649	$12.91	$12.94
One Mason SC	Houston	75,183	90%	$815	$12.11	$11.60
Chelsea Square SC	Houston	70,275	77%	$483	$8.93	$8.50
Mission Center SC	Houston	112,971	93%	$907	$8.67	$8.66
Garden Oaks SC	Houston	106,858	99%	$1,486	$14.01	$12.96
Harwin	Houston	38,813	99%	$293	$7.59	$7.78
Fondren	Houston	93,196	100%	$1,018	$10.93	$10.80
Northeast Square SC	Houston	40,525	80%	$449	$13.91	$13.94
Walzem Plaza SC	San Antonio	182,713	74%	$1,576	$11.64	$11.64
Total - Retail		1,332,031	85%	$14,688	$12.94	$12.79

Office:
North Central Plaza	Dallas	198,374	69%	$2,093	$15.34	$15.35
Gateway Tower	Dallas	266,412	63%	$2,341	$13.94	$14.02
Bent Tree Green	Dallas	139,609	77%	$2,215	$20.72	$20.99
Parkway Plaza I&II	Dallas	136,506	79%	$1,647	$15.24	$15.38
Hillcrest	Dallas	203,688	79%	$2,337	$14.49	$14.50
Skymark	Dallas	115,700	80%	$1,751	$18.81	$18.59
Corporate Park Place	Dallas	113,429	69%	$1,065	$13.55	$13.19
Westway One	Dallas	165,982	72%	$2,218	$18.67	$18.67
Three Forest Plaza	Dallas	366,549	80%	$5,725	$19.54	$19.54
Spring Valley	Dallas	94,304	67%	$861	$13.71	$14.50
Tower Pavilion	Houston	87,589	81%	$815	$11.43	$11.59
The Preserve	Houston	218,689	89%	$2,882	$14.88	$15.33
Westheimer Central	Houston	182,506	76%	$1,573	$11.40	$11.43
11811 N Freeway	Houston	156,362	71%	$1,696	$15.20	$15.19
Atrium I	Houston	118,461	84%	$1,430	$14.43	$14.47
Atrium II	Houston	111,853	83%	$973	$11.16	$11.48
3100 Timmons	Houston	111,265	86%	$1,541	$16.11	$16.14
Cornerstone	Houston	71,008	68%	$597	$12.39	$12.28
Northchase	Houston	128,981	66%	$1,131	$13.20	$13.45
616 FM 1960	Houston	142,194	43%	$895	$14.50	$14.55
601 Sawyer	Houston	88,258	92%	$1,152	$14.18	$13.48
Gulf Plaza	Houston	120,651	73%	$1,846	$21.03	$21.33
Timbercreek Atrium	Houston	51,035	87%	$633	$14.25	$14.18
Copperfield	Houston	42,621	92%	$645	$16.45	$16.50
400 N. Belt	Houston	230,872	52%	$1,345	$11.28	$11.40
Ashford Crossing	Houston	158,451	78%	$2,005	$16.13	$16.17
Regency Square	Houston	64,245	90%	$581	$10.07	$10.04
Energy Plaza	San Antonio	180,119	84%	$3,094	$20.37	$20.38
One Technology Ctr	San Antonio	196,348	89%	$4,439	$25.27	$25.26
Total -office		4,262,061	75%	$51,526	$16.07	$16.12
Industrial/Flex
Central Park	Dallas	73,099	97%	$598	$8.44	$8.41
Quitman	Houston	736,957	88%	$1,283	$1.97	$1.98
Mitchelldale	Houston	377,752	96%	$2,310	$6.36	$6.32
Total - Industrial/Flex		1,187,808	91%	$4,191	$3.87	$3.85

Grand Total		6,781,900	80%	$70,405	$12.98	$12.96

Property Acquisitions and Real Estate Investments
2021 and 2020 Property Acquisitions

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

Inflation

Although inflation has been historically low and has had a minimal impact on the operating performance of our properties, inflation has recently increased in the United States. Monetary policy and stimulus measures implemented by the federal government and the Federal Reserve could lead to higher inflation rates or lengthen the period of inflation, which may negatively impact our tenants, our operating costs, and our construction costs. Our increased use of net lease agreements mitigates the adverse effect of inflation, including rent escalations and requirements for tenants to pay their allocable share of operating expenses, including common area maintenance, utilities, real estate taxes, and insurance. Additionally, many of our leases are for terms less than ten years, which allows us to target increased rents to current market rates upon renewal.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. We believe the following are our more critical accounting policies due to the significance, subjectivity and judgment used in determining our estimates included in the preparation of our consolidated financial statements. See also Item 15 - Exhibit F, Note 2 of our consolidated financial statements. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate based upon the circumstances.

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

The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASC 606 - Revenue from Contracts with Customers ("ASC 606"). The Company’s other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASC 606.

In addition to our leasing income, the Company also earns fee revenues by providing certain management and advisory services to related parties. These fees are accounted for within the scope of ASC 606 and are recorded as management and advisory income on the consolidated statements of operations. These services primarily include asset management and advisory, operating and leasing of properties, and construction management. Refer to Item 15 - Exhibit F, Note 2 of the consolidated financial statements for additional discussion regarding performance obligations and timing of revenue recognition for our management and advisory income.

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

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inaccurate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of our reported net income (loss).

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to release the property and the number of years the property is held for investment. The use of inaccurate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income. Management determined that there was no impairment in the carrying value of the Company's real estate assets as of December 31, 2021.

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

RESULTS OF CONTINUING OPERATIONS

Comparison of the year ended December 31, 2021 versus the year ended December 31, 2020.

As of December 31, 2021 and 2020, respectively, we owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all in Texas. As of December 31, 2021 and 2020, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements and management and advisory income (beginning with the third quarter of 2020). For the years ended December 31, 2021 and 2020 we had total same store rental revenues and tenant reimbursements of $92,158,000 and $89,201,000, respectively. The overall increase is mainly attributable to an increase in management and advisory income of $3,079,000. As HIREIT became part of Hartman XX operations on July 1, 2020, no management and advisory fee income was recognized during the first and second quarters of 2020.

Property operating expenses – Property operating expenses consists of labor, contract services, repairs and maintenance, utilities and management fees. For the years ended December 31, 2021 and 2020, we had property operating expenses of $31,117,000 and $25,848,000, respectively. The increase in property operating expenses is primarily due to the increase in electricity expenses as a direct result of the severe winter storm in February 2021. Electric utility expense for the year ended December 31, 2021 was $13,710,000 compared to $5,381,000 for the year ended December 31, 2020.

Asset management fees – We pay asset management fees to our advisor in connection with the management of our company. With the merger of HIREIT, and as a result the Advisors, with the Company, the asset management is eliminated starting on July 1, 2020. For the years ended December 31, 2021 and 2020, we had asset management fees of $0 and $880,000, respectively.

Real estate taxes and insurance – Real estate taxes and insurance were $13,952,000 and $14,305,000 for the years ended December 31, 2021 and 2020, respectively. The decrease in real estate taxes and insurance is attributable to lower property tax assessments as a result of successful property tax protests and litigation.

Depreciation and amortization – Depreciation and amortization were $26,726,000 and $29,496,000 for the years ended December 31, 2021 and 2020, respectively. The decrease in depreciation and amortization is primarily due to impairments recognized in the fourth quarter of 2020, which decreased the depreciable base of those assets as of December 31, 2020.

General and administrative expenses - General and administrative expenses consist primarily of transfer agent fees, other professional fees, and independent director compensation. For the years ended December 31, 2021 and 2020, we had general and administrative expenses of $13,163,000 and $6,373,000, respectively. The increase is primarily attributable to the HIREIT merger effective July 1, 2020, where the Company incurs these expenses as a result of being a self-advised and self-managed REIT.

Interest expenses - Interest expense for the years ended December 31, 2021 and 2020, were $8,454,000 and $9,929,000, respectively. The decrease is primarily due to the one-month LIBOR decrease due to the COVID-19 pandemic effect on the capital markets.

Net loss – We incurred a net loss from continuing operations of $12,933,000 and $11,010,000 for the years ended December 31, 2021 and 2020, respectively. The increase in net loss is primarily attributable to increase in property operating expenses as a result of the winter storm in February 2021, as explained above, and offset by $5,406,000 of impairment charges taken in 2020.

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

The table below summarizes our calculation of FFO for the years ended December 31, 2021 and 2020, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	December 31,
	2021	2020
Net loss	$(12,933)	$(11,010)
Depreciation and amortization of real estate assets	26,726	29,496
Provisions for impairment	—	5,406
Funds from operations (FFO)	$13,793	$23,892

Distributions
The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through December 31, 2021, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
2011	$255	$242	$497
2012	891	869	1,760
2013	1,681	1,594	3,275
2014	2,479	2,358	4,837
2015	3,475	3,718	7,193
2016	8,918	2,988	11,906
2017	12,650	—	12,650
2018	12,555	—	12,555
2019	12,811	—	12,811
2020	15,797	—	15,797
2021	13,917	—	13,917
Total	$85,429	$11,769	$97,198

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days (and effective January 2022 approximately 40 days) following the end of such month.
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

For the year ended December 31, 2021, we paid aggregate distributions of $13,917,000. During the same period, cash provided by operating activities was $21,393,000 and our FFO was $13,793,000. For the year ended December 31, 2021, 100% of distributions were paid from cash provided by operating activities.

For the year ended December 31, 2020, we paid aggregate distributions of $15,797,000. During the same period, cash provided by operating activities was $23,146,000 and our FFO was $23,892,000. For the year ended December 31, 2020, 100% of distributions were paid from cash provided by operating activities.

For the period from inception to December 31, 2021, we paid aggregate distributions of $97,198,000. During the period from our inception to December 31, 2021, our cash provided by operating activities was $140,171,000, our net loss was $70,208,000 and our FFO was $108,647,000. Of the $97,198,000 in aggregate distributions paid to our stockholders from inception to December 31, 2021, approximately 69% was paid from net cash provided by operating activities and approximately 31% was funded from offering proceeds. For a discussion of how we calculate FFO, see “Funds From Operations and Modified Funds From Operations.”

For federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31, 2021 and 2020:

	2021	2020
Ordinary income (unaudited)	40.4%	35.3%
Return of capital (unaudited)	59.6%	64.7%
Total	100.0%	100.0%

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of December 31, 2021, our outstanding secured debt is $299,724,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Pursuant to ASC 205-40, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The SASB Loan currently has an extended maturity date of October 9, 2022. The SASB Loan provides for one remaining one-year maturity date extension. In order to exercise the remaining one-year extension option, SPE LLC must meet five conditions in order to extend the maturity date without any further qualification. One of the five conditions is that Hartman SPE must have a debt yield, as defined, of 12.5% or greater as of June 30, 2022.

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

The consolidated financial statements as of December 31, 2021, include the accounts of the Company, our operating partnership and its subsidiaries, Hartman SPE, LLC, HIREIT, Advisor and Hartman XIX. Prior to July 1, 2020, our consolidated financial statements did not include HIREIT, Advisor and Hartman XIX.

Comparison of Cash Flow for the Years Ended December 31, 2021 and 2020

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021	2020	Change
(Amounts in thousands)
Net Cash provided by (used in):
Operating activities	$21,393	$23,146	$(1,753)
Investing activities	(13,382)	(14,302)	920
Financing activities	(12,930)	(12,647)	(283)

Operating Activities
We have generated $21,393,000 and $23,146,000 of cash from operating activities during the years ended December 31, 2021 and 2020, respectively. The decrease is mainly due to a decrease in due to / from related parties of $3,797,000. The Company agreed to a settlement with Hartman vREIT XXI, Inc. which included property management and advisory fees owed to the Company. Refer to Item 15- Exhibit F, Note 12 (Related Party Transactions) of the consolidated financial statements for additional information.

Investing Activities

We used $13,382,000 and $14,302,000 in cash for investing activities during the years ended December 31, 2021, and 2020, respectively. The decrease in cash used in investing activities is mainly due to a decrease in additions to real estate.

Financing Activities

We used $12,930,000 and $12,647,000 in cash for financing activities during the years ending December 31, 2021 and 2020, respectively. Net cash used in financing activities consists of distributions to common stockholders and non-controlling interests, and loan repayments to an affiliate.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Item 15 - Exhibit F, Note 2 to the notes to the consolidated financial statements included in this Annual Report.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” and Item 15 - Exhibit F, Note 12 (Related Party Transactions) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over Financial Reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principle executive and principal financial officers and effected by the board of directors, management and another personnel, to provide reasonable assurance regarding the reliability of financial reporting in the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (GAAP) and include those policies and procedures that:

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment we use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Remediated Material Weakness

As of December 31, 2021, we have remediated the previously disclosed material weakness related to:

•lack of adequate reconciliation of liability accounts, specifically accounts payable and accrued expenses, and statement of cash flows.

With oversight from senior management, as well as oversight by the audit committee of the board of directors, we implemented changes to our internal control over financial reporting, which contributed to the remediation of the material weakness described above. Remediation activities included the following:

•Reviewing, analyzing and properly documenting accounts payable and accrued expense reconciliations and statement of cash flow presentation.

Changes in Internal Control Over Financial Reporting

Other than those described above, there have been no changes during the quarter ended December 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information
 None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Allen R. Hartman	70	Chairman of the Board, Chief Executive Officer and President
Jack I. Tompkins	76	Independent Director
Horst Schulze	82	Independent Director
Gerald W. Haddock	74	Independent Director
James S. Still	65	Independent Director
Louis T. Fox, III	61	Chief Financial Officer and Treasurer
Michael A. Racusin	41	General Counsel and Corporate Secretary
Angel F. Gonzalez	50	Chief Operating Officer

Allen R. Hartman, age 70, has served as our CEO and Chairman of our Board of Directors since February 2009 and has served as President of our advisor, Hartman Advisors, since March 2009, and as President of our property manager, HIR Management, since January 2008. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 18 privately offered programs and two publicly offered programs, including our current public offering, which invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, Inc., a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired 80 commercial real estate properties, raised over $300 million of investor equity and acquired more than $400 million in commercial real estate assets in various private and public real estate investment programs. Currently, Mr. Hartman oversees a staff of 60 employees who manage 38 commercial properties encompassing over five million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program. Mr. Hartman attended the University of Colorado and studied Business Administration.

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

Jack I. Tompkins, age 76, has served as one of our independent directors since our inception in February, 2009.  Mr. Tompkins has served since 1998 as Chairman and CEO of ARTA Equity Advisors, L.L.C., which was formed to engage in various entrepreneurial opportunities. Mr. Tompkins began his career with Arthur Young & Co., working as a certified public accountant there for three years before joining Arthur Andersen,& Co., where he was elected to the partnership in 1981 and served until 1988. While at Arthur Andersen he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. From 1988 until October 1996, Mr. Tompkins served as Chief Financial Officer, Senior Vice President and Chief Information, Administrative and Accounting Officer of a large publicly traded energy company. Corporate functions reporting to Mr. Tompkins included financial planning, risk management, tax, accounting, information systems, administration and internal audit. Mr. Tompkins served as Chairman and CEO of Automotive Realty Trust Company of America from its inception in 1997 until its sale to a publicly traded REIT in January 1999. Automotive Realty was formed to engage in the business of consolidating real estate properties owned by automobile dealerships into a REIT. From March to September of 1999, Mr. Tompkins served as interim Executive Vice President and CFO of Crescent Real Estate Equities as the Company restructured. Mr. Tompkins served as an independent director of Hartman XIX from July 2009 until March 2010 and as an independent director of Hartman Income REIT from January 2008 until July 2009. Mr. Tompkins previously served on the board of directors of Bank of America Texas and Michael Petroleum Corp. He is a member of American Institute of Certified Public Accountants. Mr. Tompkins received a Bachelor of Business Administration and Master of Business Administration from Baylor University.

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

Horst Schulze, age 82, has served as one of our independent directors since May 2020. Mr. Schulze brings more than 65 years of experience in hospitality and operational quality to the Board. Mr. Schulze joined the Ritz-Carlton hotel brand in 1983 as a charter member and Vice President of Operations. He was appointed Assistant Vice-President in 1987 and then president and COO in 1988. Mr. Schulze became vice chairman of The Ritz-Carlton Hotel Company from 2001 to 2002, and in 2011, he left the company to form the Capella Hotel Group; at the time of his departure, Schulze was responsible for the $2 billion Ritz-Carlton operations worldwide. Mr. Schulze currently sits on multiple boards other than the Company, including the Cancer Treatment Centers of America and Reliance Trust. In 1995, he was awarded the Ishikawa Medal for his personal contributions to the quality movement. In 1999, Johnson & Wales University gave him an honorary Doctor of Business Administration degree in Hospitality Management.

Our board of directors, excluding Mr. Schulze, has determined that the leadership positions previously and currently held by Mr. Schulze, including the extensive experience Mr. Schulze has acquired in hospitality and operational quality, have provided Mr. Schulze with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Gerald W. Haddock, age 74 has served as one of our independent directors since May 2020. Mr. Haddock. brings more than 48 years of professional and leadership experience to the Board. He founded Haddock Enterprises, LLC in 2000 and has served as president since its formation. Prior to forming Haddock Enterprises, Mr. Haddock served as president and chief executive officer of Crescent Real Estate Equities, a diversified real estate investment trust. He was a partner at the law firms of Fulbright & Jaworski, LLP, Kelly, Hart & Hallman, PC, and Jackson Walker, LLP, before founding the Haddock Firm, LLP. He is currently a director for Meritage Homes Corporation, serving as Chairperson of the Nominating and Corporate Governance Committee. Mr. Haddock is also currently a director of Union Acquisition Corp. II, a special purpose acquisition corporation, and has served in this capacity since December 2018. Mr. Haddock serves on the Audit Committee of Union Acquisition Corp. II's board of directors. From 1986 to 2019, Mr. Haddock served as a founding director of ENSCO International, PLC, a leading global offshore oil and gas drilling service company. As one of the initial three directors, he was instrumental in leading the negotiation efforts of Rainwater Group to acquire the company (formerly known as Blocker Energy). For more than 25 years, Mr. Haddock served on the Board of Directors as a director and as the Chairperson of the Audit Committee. He was also co-lead director for many years of his service. Mr. Haddock also served as a member of the Nominating and Governance Committee. Mr. Haddock retired as a director with Ensco in early 2019 upon its merger with Rowan Companies plc which created Valaris plc. Mr. Haddock has served on many philanthropic boards. He previously served on the Board of Trustees for the M.D. Anderson Proton Therapy Education and Research Foundation and the Baylor College of Medicine, as well as a member of the Baylor University Executive Investment Committee. Since 2010, he has been involved with the CEELI Institute, a not-for profit, international provider of post-graduate, professional legal education headquartered in Prague. Mr. Haddock is currently a member of the Friends of the CEELI Institute Board of Directors based out of Washington DC. Mr. Haddock received his Bachelor of Business Administration and Juris Doctorate degree from Baylor University and Baylor Law School, and his Master of Laws in Taxation degree from New York University School of Law. He also received his Master of Business Administration degree from Dallas Baptist University.

Our board of directors, excluding Mr. Haddock, has determined that the experience and leadership positions previously and currently held have provided Mr. Haddock with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

James S. Still, age 65 has served as one of our independent directors since May 2020. Mr. Still founded RDC Advisors, LLC in 2010, to serve as a holding company for his Board and interim management roles. Prior to forming RDC Advisors, Mr. Still served as President and CEO of Surgent, LLC from 2014 to 2016, and prior to that President and CEO of Thompson Media Group, LLC from 2010 to 2014. Both of these entities were focused on providing professional education to a number of sectors of the domestic economy. The two companies were owned by private equity and institutional lending firms. Earlier in his career, Mr. Still was President and CEO of Atlantic American Properties Trust, a diversified commercial and industrial real estate investment trust with holdings throughout the mid-Atlantic region. He was also the former President and CEO of Bell Atlantic Properties, Inc, a wholly owned investment real estate division of Bell Atlantic Corporation now Verizon Corporation. Since 2017, he has been a director for Intellective, Inc, a leading provider of technology-based solutions; Precision Camera, the largest camera repair company in the country; and DirectPath, a leading telecommunications provider. Each of these entities is privately held. He is a former Board member of Abington Health, a large regional health care provider and from 2017 to 2019 he was a member of the Finance and Investment Committees of Abington-Jefferson Health, upon the companies' merger in 2015. He was the President of the Alumni Board of William Penn Charter School, the oldest Quaker high school in America. He also served on the Amherst College Alumni Board and was a Session member at Grace Presbyterian Church in suburban Philadelphia. Mr. Still earned Bachelor of Arts in Economics and Psychology and Master of Business Administration from the Wharton School of the University of Pennsylvania.

Our board of directors, excluding Mr. Still, has determined that the experience and leadership positions previously and currently held have provided Mr. Still with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Louis T. Fox, III, age 61, is our Chief Financial Officer and Treasurer. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining HIR Management in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. He started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox received a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

Angel F. Gonzalez, age 50, is our Chief Operating Officer. Mr. Gonzalez has more than 27 years of experience in commercial real estate. Prior to joining the Company, Mr. Gonzales managed commercial portfolios as large as 242 properties with locations in all 50 states. Mr. Gonzales has previously worked with several Fortune 500 companies and other industry leaders, including Johnson Controls, Hewlett Packard and Kellogg Brown & Root (formerly MW Kellogg).

Michael A. Racusin, age 41, has served as our General Counsel and Corporate Secretary since May 2021. In this capacity, Mr. Racusin manages our in-house legal department and is responsible for all legal matters affecting our company and its affiliates. Prior to joining the Company in May 2021, Mr. Racusin served as General Counsel and Corporate Secretary of Luby's Inc., a publicly traded restaurant and food service company, where he also held positions as Associate General Counsel and Asst. Secretary since 2006. Mr. Racusin also co-founded and served as Chief Information Officer and General Counsel of EnergyFunders.com, the world’s first crowdfunding platform for energy projects. Mr. Racusin is a licensed member of the State Bar of Texas. Mr. Racusin earned a Bachelor of Arts from University of Texas at Austin and a Juris Doctor degree from University of Houston Law Center.

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

Nominating and Governance Committee

Our board of directors has established a Nominating and Governance Committee, or the “Nominating Committee.” Our Nominating Committee is comprised of two independent directors, Gerald Haddock, chairman, and Jack Tompkins. Our Board of Directors has adopted our Nominating Committee Charter, a copy of which is posted on our website, http://www.hartmanreits.com/sec-filings/.The Nominating Committee will recommend nominees to serve on our Board of Directors. The Nominating Committee will consider nominees recommended by stockholders if submitted to the committee in accordance with the procedures specified in our bylaws. Generally, this requires that the stockholder send certain information about the nominee to our corporate secretary between 120 and 150 days prior to the first anniversary of the mailing of notice for the annual meeting held in the prior year. The Nominating Committee is responsible for assessing the appropriate mix of skills and characteristics required of board members in the context of the perceived needs of the board at a given point in time and shall periodically review and recommend for approval by the board any updates to the criteria as deemed necessary. Diversity in personal background, race, gender, age and nationality for the board as a whole may be taken into account favorably in considering individual candidates. The nominating committee will evaluate the qualifications of each director candidate against these criteria in making its recommendation to our board concerning nominations for election or reelection as a director. The process for evaluating candidates recommended by our stockholders pursuant to our bylaws will be no different than the process for evaluating other candidates considered by the Nominating Committee.
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2021, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2021, except as follows:

•Due to an administrative oversight, a Form 4 was not timely filed in 2021 to report the issuance of 4,472 shares of restricted common stock to Mr. Tompkins, Mr. Schulze, Mr. Haddock, and Mr. Still in connection with their continuing service as independent directors of our board of directors.

Item 11.    Executive Compensation

Compensation of our Executive Officers

Prior to the effectiveness of the Mergers, our executive officers did not receive compensation directly from us for services rendered to us.

Compensation Discussion and Analysis

Throughout this discussion, the following individuals who served as our chief executive officer and chief financial officer during 2021 and the other three most highly compensated executive officers as of the end of 2021, as determined in accordance with applicable SEC rules, are collectively referred to as our named executive officers.

Named Executive Officer	Title
Allen R. Hartman	Chief Executive Officer, President and Chairman of the Board
Louis T. Fox, III	Chief Financial Officer, Chief Accounting Officer and Treasurer
Angel F. Gonzalez	Chief Operating Officer
Michael A. Racusin	General Counsel and Corporate Secretary
Richard A. Maloof	Executive Vice President of Leasing

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
2021 Business Highlights

Financial and Operating Performance. In 2021, our executive team continued to focus on the disciplined execution of our business strategy to generate stable and consistent cash flow growth in the face of the economic challenges presented by the COVID-19 pandemic. Our Company’s 2021 accomplishments, guided by our named executive officers, illustrate this focus.
•Portfolio: As of December 31, 2021, we owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments , all located in Texas. As of December 31, 2021, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.
•Leasing Activity: Notwithstanding occupancy loss attributable to the pandemic, our portfolio in-place occupancy increased in 2021 from 78% to 80%.
•Financial Results: For the year ended December 31, 2021, we had a net loss attributable to common stockholders of $12,336,000 or $0.35 per share on a fully diluted basis and Funds from Operations (“FFO”) of $13,793,000.

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

As a result of the Mergers and the internalization of our advisor, the Compensation Committee, has become active and will have overall responsibility for monitoring the performance of our executives and evaluating and approving our executive compensation plans, policies and programs. In addition, the Compensation Committee will oversee and administer our 2021 Hartman Profit Sharing and Retention Plan.

Compensation Consultant

For 2021, the Compensation Committee did not engage the services of any independent outside compensation consultants.

Management

For 2021, our Chairman and our Chief Executive Officer exercised sole discretion with respect to the evaluation of the individual performance of the other executive officers and established, in his sole opinion, appropriate compensation levels for all executive officers including himself. None of the current compensation arrangements for executive officers have been evaluated by or approved by the Compensation Committee.

Compensation of Executive Officers

Executive compensation programs include three principal elements – base salary, incentive cash bonus, and profit sharing and retention incentives, in the form of performance-based incentive units awarded from time to time in our Hartman Profit Sharing and Retention Plan. In 2021, we awarded unit grants to our named executive officers to recognize their significant contributions to the Company’s performance and to further incentivize our named executive officers’ continued service to the Company. We believe that an emphasis on annual incentive cash bonus and profit sharing compensation creates greater alignment with the interests of our stockholders, ensures that our business strategy is executed by decision-makers in a manner that focuses on the creation of both long-term value and short-term results, and encourages prudent evaluation of risks. The following table presents the base salary, incentive cash bonus compensation and profit sharing compensation for our Chief Executive Officer and each of our other named executive officers for 2021.

Name and Principal Position	Salary	Bonus	Profit Sharing	All Other Compensation	Total Compensation
Allen R. Hartman, Chairman and Chief Executive Officer	$15,997	$—	$—	$—	$15,997
Louis T. Fox, III, Chief Financial Officer, Principal Accounting Officer and Treasurer	$173,872	$27,718	$23,141	$1,475	$226,206
Michael A. Racusin, General Counsel and Corporate Secretary	$137,596	$6,750	$—	$50	$144,396
Angel Gonzales, Chief Operating Officer	$130,788	$36,700	$4,588	$250	$172,326
Richard Maloof, Executive Vice President-Leasing	$148,582	$81,717	$9,603	$114,157	$354,059

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

Mr. Hartman derives almost all of his income from distributions paid in respect of Company common stock and operating partnership units. In 2021, Mr. Hartman and his affiliates received $975,822 in distributions from the Company and its affiliates.

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
In September 2020, the board of directors approved the Hartman Profit Sharing and Retention Plan ("Plan") for employees of the Company including our named executive officers. There are two main parts to the Plan. One is a profit sharing payment component payable monthly and a retention bonus that will be paid at the end of the retention period as defined in the Plan. The Plan allows participants to receive payments on the retention bonus immediately at the same rate and time as distributions are paid on a like amount of the common stock of the company held by our stockholders. These payments continue to the extent that distributions are paid on the Company's common stock until the retention period has expired. Payments are not guaranteed and can fluctuate with any changes in the distributions paid on the actual common stock of the Company. Unit awards under the Plan are not of actual shares of common stock or any ownership interest in the Company but are a profit sharing payment that mirrors the common stock performance. The units awarded under the Plan do not have voting rights in any manner upon which the common stockholders vote.

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
Accounting Standards
The Compensation Committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives. ASC Topic 718 requires us to recognize an expense for the fair value of equity-based compensation awards. We do not believe that unit awards under the Hartman Profit Sharing and Retention Plan are required to be accounted for under ASC Topic 718.

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

Employment and Change in Control Agreements

The Company has not entered into employment agreements with Mr. Hartman or with any other of the named executive officers, other than Louis T. Fox, III. Mr. Fox entered into an employment agreement with the Company on July 1, 2021. As participants in the Hartman Profit Sharing and Retention Plan, each named executive officers may be entitled to retention bonus compensation as provided for in the plan. Each of our named executive officers, other than Mr. Fox, and all of our employees are employees at will.

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2021. Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	All Other Compensation (2)	Total
Allen R. Hartman	$—	$—	$—
Jack I. Tompkins	$36,375	$50,000	$86,375
Gerald W. Haddock	$29,429	$50,000	$79,429
James S. Still	$33,632	$50,000	$83,632
Horst Schulze	$35,438	$50,000	$85,438
	$134,874	$200,000	$334,874

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

Independent Directors Compensation Plan

Our board of directors has approved and adopted an independent director’s compensation plan, which operates as a sub-plan of our long term incentive plan. Under our independent director’s compensation plan, each of our independent directors is entitled to receive annually $50,000 in shares of restricted common stock. Each new independent director that joins our board of directors will receive $50,000 in shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives up to an additional $50,000 in shares of restricted common stock. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected. Directors serving on the board of directors of more than one entity sponsored by our Sponsor or its affiliates, will receive an annual cash retainer, meeting fees and stock compensation for all board service as if they were serving on a single board. As of December 31, 2021, 75,718 shares of restricted common stock have been granted to our current independent directors pursuant to the omnibus stock incentive plan.

Compensation Committee Interlocks and Insider Participation

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Beneficial Owners

The following table sets forth information as of December 31, 2021, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership set forth in the table below is calculated based on 35,110,421 shares of our common stock outstanding as of December 31, 2021. The address of each beneficial owner listed below is c/o Hartman Short Term Income Properties XX, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057. As of December 31, 2021, there are 26,834 shares granted pursuant to the independent directors compensation plan that are not yet issued.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	2,592,676	7.38%
Jack I. Tompkins	62,302	0.18%
Gerald W. Haddock	4,472	0.01%
James S. Still	4,472	0.01%
Horst Schulze	4,472	0.01%
Louis T. Fox, III	—	—%
Michael A. Racusin	—	—%
Angel F. Gonzalez	—	—%
All Officers and Directors as a group	2,668,394	7.59%

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

Item 13.    Certain Relationships and Related Transactions and Director Independence
The following describes all transactions since January 1, 2016 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Item 15 - Exhibit F, Note 12 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

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

We issued our advisor, Hartman Advisors LLC, 1,000 shares of our non-voting convertible preferred stock, or “convertible stock,” for $10,000.  Upon the terms described below, these shares may be converted into shares of our common stock, resulting in dilution of common stockholders’ interest in our company. As a result of the HIREIT Merger, the Company acquired the Advisor's interest of affiliates of Allen Hartman in exchange for 602,842 Operating Partnership OP units with a fair value of $6,525,000. Prior to our acquisition of the 70% of the advisor owned by affiliates of Allen Hartman, 700 shares of our convertible preferred stock were distributed to the affiliates of Allen Hartman. Further, as a result of the HIREIT Merger, Allen Hartman's HIREIT Operating Partnership units converted into 839,415 Operating Partnership OP units.

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

Fees and Expense Reimbursements Paid to our Advisor

Prior to July 1, 2020 and subject to certain restrictions and limitations, Hartman Advisors LLC ("Advisor") was responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Management of the Company’s properties and the Properties, is provided pursuant to property management agreements with Hartman Income REIT Management, Inc. (the "Property Manager"), formerly a wholly-owned subsidiary of HIREIT and effective July 1, 2020, our wholly owned subsidiary. Effective with the Mergers and the acquisition of the 70% interest of Advisor not acquired as part of the Mergers, we are a self-advised and self-managed REIT.

Property Management Fees Paid to Our Property Manager

Prior to the Mergers, the Company paid acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. The Company paid property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. The Company have entered into property management agreements with our property manager, Hartman Income REIT Management, Inc., an affiliate of our sponsor, with respect to the management of properties. Pursuant to the management agreements, Company paid the property manager a monthly management fee in an amount equal to between 3% and 5% of each property’s gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the fiscal years ended December 31, 2021 and 2020, we have paid property management fees and reimbursements of $0 and $4,118,000, respectively, to our property manager.

Transactions with Related Persons

The following describes all transactions during the period from January 1, 2018 to December 31, 2021 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Item 15 - Exhibit F, Note 12 (Related Party Transactions) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

Prior to the Mergers, the Advisor was owned 70% by Allen R. Hartman individually and 30% by the Property Manager. Effective July 1, 2020, the Company acquired the Advisor's interest of the Property Manager which was a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, Inc., as a result of the HIREIT Merger. In a separate transaction, the Company acquired the Advisor's interest of affiliates of Allen Hartman in exchange for 602,842 Operating Partnership OP units with a fair value of $6,525,000. The Property Manager was acquired by the Company as a result of the HIREIT Merger. Effective July 1, 2020 the Company is self-advised and self-managed. Prior to our acquisition of the 70% of the advisor owned by affiliates of Allen Hartman, 700 shares of our convertible preferred stock were distributed to the affiliates of Allen Hartman.

Prior to the HIREIT Merger, the Company owned 1,561,523 shares of the common stock of Hartman Income REIT, Inc., which it acquired for cash consideration of $8,978,000. The Company has cancelled the HIREIT shares in connection with the HIREIT Merger effective July 1, 2020.

Our consolidated financial statements include the accounts of Hartman SPE, LLC in which our membership interest is 97.53%. Our wholly owned subsidiary, Hartman SPE Management, LLC, is the sole manager of Hartman SPE, LLC.

Advisory and Property Management

Prior to July 1, 2020 and subject to certain restrictions and limitations, Hartman Advisors LLC ("Advisor") was responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Management of the Company’s properties and the Properties, is provided pursuant to property management agreements with Hartman Income REIT Management, Inc. (the "Property Manager"), formerly a wholly-owned subsidiary of HIREIT and effective July 1, 2020, our wholly owned subsidiary. Effective with the Mergers and the acquisition of the 70% interest of Advisor not acquired as part of the Mergers, we are a self-advised and self-managed REIT.

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

Loan to Hartman Short Term Income Properties XIX, Inc.

We had a note receivable from Hartman Short Term Income Properties XIX, Inc. in the original amount of $4,500,000. The outstanding balance of the note is $0 and $0 as of December 31, 2021 and 2020, respectively. The balance of the note was eliminated on July 1, 2020 in connection with the Hartman XIX Merger.

Loan to Hartman Retail II Holdings Company, Inc.

Our taxable REIT subsidiary, Hartman TRS, Inc. ("TRS") has a note receivable from Hartman Retail II Holdings Company, Inc., an affiliate of the Advisor and the Property Manager, in the original amount of $7,231,000 pursuant to a promissory note in the amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended, is December 31, 2022, which is included in notes receivable – related party in the accompanying consolidated balance sheets. The note receivable had an outstanding balance of the note is $1,726,000 as of December 31, 2021 and 2020, respectively.

Loan to Hartman Retail III Holdings Company, Inc.

In February 2019, the Company through TRS, loaned $6,782,455 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. Effective August 4, 2020, the Company conveyed this note receivable to Hartman vREIT XXI TRS, Inc. ("vREIT XXI TRS") in partial satisfaction of financing advances owed by the Company to vREIT XXI. This note receivable had an outstanding balance of $0 as of December 31, 2021 and 2020. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The original maturity date of the promissory note was February 29, 2021.

Loan to Hartman Ashford Bayou, LLC, a subsidiary of Hartman Total Return, Inc.

In March 2019, the Company through TRS, loaned $3,830,000 pursuant to a promissory note in the face amount of up to $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. Effective August 4, 2020, the Company conveyed this note receivable to vREIT XXI TRS in partial satisfaction of financing advances owed by the Company to vREIT XXI. This note receivable had an outstanding balance of $0 as of December 31, 2021 and 2020. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance.

Loan from Hartman vREIT XXI, Inc.

During 2019, we borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000. The outstanding balance of the note is $6,012,000 and $2,789,000 as of December 31, 2021 and 2020, respectively. The maturity date of the note, as amended, is October 31, 2022.

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

Item 14.    Principal Accounting Fees and Services
Independent Registered Public Accounting Firm
The audit committee engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2021 and 2020. The audit committee reserves the right to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and our stockholders.

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

All services rendered to us by Weaver for the years ended December 31, 2021 and 2020 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver for professional accounting services for the years ended December 31, 2021 and 2020 are set forth in the tables below.

Weaver

	2021	2020
Audit fees	$441,500	$372,500
Audit related fees	12,946	171,350
Tax fees	79,000	45,000
Total	$564,666	$588,850

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

•Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence

PART IV
Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a) Exhibits

Exhibits. The index of exhibits below is incorporated herein by reference.

(b) Financial Statement Schedules

See the Index to Consolidated Financial Statements and Schedule at page F-1 of this report.

The following financial statement schedule is included herein at pages F-33 through F-35 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

Item 16.    Form 10-K Summary
The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 31, 2022.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

By:	/s/ Allen R. Hartman
Allen R. Hartman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Allen R. Hartman	Date: March 31, 2022
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: March 31, 2022
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jack I. Tompkins	Date: March 31, 2022
Jack I. Tompkins, Director

By:	/s/ Gerald Haddock	Date: March 31, 2022
Gerald Haddock, Director

By:	/s/ James Still	Date: March 31, 2022
James Still, Director

By:	/s/ Horst Schulze	Date: March 31, 2022
Horst Schulze, Director

EXHIBIT INDEX
Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed February 1, 2012)
3.1.1	First Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1to the Company’s Form 10-K filed April 12, 2012)
3.1.2
Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 1 to the registrant’s registration statement on Form 8-A12G (SEC File No. 000-53912) March 22, 2010)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 2 to the registrant’s registration statement on Form 8-A12G (SEC File No. 000-53912) March 22, 2010)
4.1*	Description of Securities Registered under Section 12 of the Exchange Act
10.1
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartman Short Term Income Properties XX, Inc. (a Maryland corporation) and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below is a matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified the evaluation of real estate assets for potential impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in determining the recoverability of these assets. Management’s impairment analysis of its real estate asset was significant to our audit because the amounts are material to the consolidated financial statements. Auditing management’s assessment is complex and involves significant judgment as the Company’s ability to generate future cash flows could be impacted by various economic and industry conditions.

How we addressed the matter in our audit

We obtained an understanding of the design and implementation of management’s controls with respect to impairment analysis and evaluated the inputs used and significant assumptions.

Our testing of the Company's impairment analysis included, among other procedures, evaluating the methods and underlying significant assumptions used to develop the fair value estimates, testing the accuracy and completeness of operating data used in the calculation, identifying capitalization rates by geographic market, assessing the reasonableness of the market-specific capitalization rates, and performing a sensitivity analysis of the underlying significant assumptions to evaluate the potential changes in the fair value estimates. We also utilized an auditor specialist to assist in testing management's calculations of fair values based on an undiscounted cash flow model.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas
March 31, 2022

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	2021	2020
ASSETS
Real estate assets, at cost	$620,585	$607,669
Accumulated depreciation and amortization	(173,040)	(146,314)
Real estate assets, net	447,545	461,355

Cash and cash equivalents	285	—
Restricted cash	18,972	24,176
Accrued rent and accounts receivable, net	13,238	12,199
Notes receivable - related party	1,726	1,726
Deferred leasing commission costs, net	10,487	10,840
Goodwill	250	250
Prepaid expenses and other assets	2,100	1,478
Real estate held for development	10,403	10,294
Due from related parties	115	1,061
Investment in affiliate	201	201
Total assets	$505,322	$523,580

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	303,777	$300,990
Accounts payable and accrued expenses	38,471	29,133
Tenants' security deposits	5,756	5,315
Total liabilities	$348,004	335,438
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 35,110,421 shares and 35,318,862 shares issued and outstanding at December 31, 2021 and 2020, respectively	35	35
Additional paid-in capital	297,335	299,375
Accumulated distributions and net loss	(162,355)	(135,633)
Total stockholders' equity	135,015	163,777
Noncontrolling interests in subsidiary	22,303	24,365
Total equity	157,318	188,142
Total liabilities and equity	$505,322	$523,580
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2021	2020
Revenues
Rental revenues	$71,693	$73,660
Tenant reimbursements and other revenues	15,501	13,656
Management and advisory income	4,964	1,885
Total revenues	92,158	89,201

Expenses (income)
Property operating expenses	31,117	25,848
Organization and offering costs	103	261
Asset management fees	—	880
Real estate taxes and insurance	13,952	14,305
Depreciation and amortization	26,726	29,496
Provision for impairment	—	5,406
Management and advisory expenses	11,751	8,854
General and administrative	13,163	6,373
Interest expense	8,454	9,929
Interest and dividend income	(175)	(1,141)
Total expenses, net	105,091	100,211
Net loss	$(12,933)	$(11,010)

Net (loss) income attributable to noncontrolling interests	$(597)	$2,155
Net loss attributable to common stockholders	$(12,336)	$(13,165)
Net loss attributable to common stockholders per share	$(0.35)	$(0.50)
Weighted average number of common shares outstanding, basic and diluted	35,202	26,235
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	1	$—	18,418	$18	$174,019	$(105,605)	$68,432	$160,375	$228,807
Issuance of common stock in connection with the Mergers	—	—	16,870	17	125,016		125,033	(149,827)	(24,794)
Issuance of partnership units in connection with the Mergers	—	—	—	—	—	—	—	16,410	16,410
Issuance of common shares	—	—	30	—	340	—	340	—	340
Dividends and distributions (cash)	—	—	—	—	—	(16,863)	(16,863)	(4,748)	(21,611)
Net (loss) income	—	—	—	—	—	(13,165)	(13,165)	2,155	(11,010)
Balance, December 31, 2020	1	$—	35,318	$35	$299,375	$(135,633)	$163,777	$24,365	$188,142
Issuance of common shares pursuant to stock based compensation	—	—	41	—	461	—	461	—	461
Redemptions of common shares	—	—	(248)		(2,501)	—	(2,501)	—	(2,501)
Dividends and distributions (cash)	—	—	—	—	—	(14,386)	(14,386)	(1,465)	(15,851)
Net (loss) income	—	—	—	—	—	(12,336)	(12,336)	(597)	(12,933)
Balance, December 31, 2021	1	$—	35,111	$35	$297,335	$(162,355)	$135,015	$22,303	$157,318
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,933)	$(11,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	667	561
Depreciation and amortization	26,726	29,496
Provision for impairment	—	5,406
Deferred loan and lease commission costs amortization	2,477	2,476
Bad debt expense	397	2,695
Defined contribution plan income	(1,011)	—
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(1,436)	(3,301)
Deferred leasing commissions costs	(1,194)	(1,534)
Prepaid expenses and other assets	(265)	(653)
Accounts payable and accrued expenses	10,713	(1,627)
Due to/from related parties	(3,189)	608
Tenants' security deposits	441	29
Net cash provided by operating activities	21,393	23,146
Cash flows from investing activities:
Investment in other assets	(357)	—
Note receivable - related party	—	751
Additions to real estate	(13,025)	(15,053)
Net cash used in investing activities	(13,382)	(14,302)
Cash flows from financing activities:
Distributions to common stockholders	(13,917)	(15,761)
Distributions to non-controlling interest	(1,216)	(4,748)
Borrowings from an affiliate	6,208	9,000
Repayments under insurance premium finance note	(3,156)	(1,924)
Borrowings under insurance premium finance note	3,019	2,216
Repayments under term loan notes	(1,313)	(1,380)
Redemptions of common stock	(2,501)	—
Payments of deferred loan costs	(54)	(50)
Net cash used in financing activities	(12,930)	(12,647)

Net change in cash and cash equivalents and restricted cash	$(4,919)	$(3,803)
Cash and cash equivalents and restricted cash, beginning of period	$24,176	$27,979
Cash and cash equivalents and restricted cash, end of period	$19,257	$24,176

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Supplemental cash flow information:
	Year Ended December 31,
	2021	2020
Cash paid for interest	$6,924	$8,587

Supplemental disclosures of non-cash activities:
Issuance of common stock in connection with the Mergers	$—	$182,589
Issuance of Hartman XX OP units for 70% in Advisors	$—	$6,525
Issuance of Hartman XX OP units for HIREIT OP units	$—	$9,885
Notes conveyed to settle related party payable to Hartman XXI	$—	$10,611
Value of Director's stock compensation shares issued	$461	$488
Reduction of interest payable from Hartman XXI settlement	$1,151	$—
Reduction of due from related parties from Hartman XXI settlement	$4,135	$—
Reduction of principal on note payable from affiliate from Hartman XXI settlement	$2,984	$—
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

Prior to July 1, 2020 and subject to certain restrictions and limitations, Hartman Advisors LLC ("Advisor") was responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Management of the Company’s properties and the Properties, is provided pursuant to property management agreements with Hartman Income REIT Management, Inc. (the "Property Manager"), formerly a wholly-owned subsidiary of HIREIT and effective July 1, 2020, our wholly owned subsidiary. Effective with the Mergers and the acquisition of the 70% interest of Advisor not acquired as part of the Mergers, we are a self-advised and self-managed REIT.

As of December 31, 2021 and 2020, we owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of December 31, 2021 and 2020, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2021 and 2020 and for the years then ended have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.

These consolidated financial statements include the accounts of the Company and its subsidiaries, the Operating Partnership and its subsidiaries, and SPE LLC. All significant intercompany balances and transactions have been eliminated.

Restatement of Previously Issued Financial Statements

As noted in the Company's Annual Report (Amendment No. 1) on Form 10-K/A, for the year ended December 31, 2020, the Company restated our consolidated statement of cash flows for the year ended December 31, 2020. See Note 3 – Restatement of Consolidated Financial Statements for additional discussion.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of December 31, 2021 and 2020 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions. As of December 31, 2021 and 2020, the Company had a bank overdraft at two financial institutions totaling $2,710,000 and $792,000. The overdraft is recorded as a liability in accounts payable and accrued expenses on the consolidated balance sheets.

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agreements. As of December 31, 2021 and 2020, the Company had a restricted cash balance of $18,972,000 and $24,176,000, respectively.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties, as well as related party notes receivable. The Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. Disclosure about the fair value of financial instruments is based on relevant information available as of December 31, 2021 and 2020.

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

The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASC 606, Revenue from Contracts with Customers ("ASC 606"). The Company’s tenant reimbursements and other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from ASC 606. Additionally, the Company’s property dispositions have historically been cash sales with no contingencies and no future involvement in the property. As a result, the new guidance did not have an effect on the Company’s real estate transactions. The Company will account future sales of real estate properties in accordance with requirements of ASC 606.

In addition to our leasing income, the Company also earns fee revenues by providing certain management and advisory services to related parties. These fees are accounted for within the scope of ASC 606 and are recorded as management and advisory income on the consolidated statements of operations. These services primarily include asset management and advisory, operating and leasing of properties, and construction management. These services are currently provided under various combinations of advisory agreements, property management agreements, and other service agreements (the "Management Agreements"). The wide variety of duties within the Management Agreements makes determining the performance obligations within the contracts a matter of judgment. We have concluded that each of the separately disclosed fee types in the below table represents a separate performance obligation within the Management Agreements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fee	Performance Obligation Satisfied	Timing of Payment	Description
Property Management	Over time	Due monthly	The Company provides property management services on a contractual basis for owners of and investors in office and retail properties. The Company is compensated for our services through a monthly management fee earned based on a fixed fee. We are also often reimbursed for our administrative and payroll costs directly attributable to the properties under management. Revenue is recognized at the end of each month.
Property Leasing and Property Acquisition Services	Point in time (upon close of a transaction)	Upon completion	The Company provides strategic advice and execution for owners, investors, and occupiers of real estate in connection with the leasing of office and retail space. The Company is compensated for our services in the form of a commission and, in some instances may earn various forms of variable incentive consideration. Commission is paid upon the occurrence of certain contractual event. For leases, the Company typically satisfies its performance obligation at a point in time when control is transferred. Revenue is recognized in an amount equal to the fees charged by unaffiliated persons rendering comparable services. For acquisitions, our commission is typically paid at the closing date of sale, which represents transfer of control of services to the customer.
Asset Management	Over time	Due monthly	The Company earns asset management advisory fees on a recurring, monthly basis for certain properties. The Company is compensated on a monthly basis based on a fixed percentage of respective asset value.
Construction Management	Point in time (upon close of project)	Upon completion	Construction management services are performed on a contractual basis for owners of an investors in office and retail properties. The Company is compensated for its services upon completion of a project, when its performance obligation has been completed.

Due to the nature of the services being provided under our Management Agreements, each performance obligation has a variable component. Therefore, when we determine the transaction price for the contracts, we are required to constrain our estimate to an amount that is not probable of significant revenue reversal. For most of these fee types, such as acquisition fees and leasing commissions, compensation only occurs if a transaction takes place and the amount of compensation is dependent upon the terms of the transaction. For our property and asset management fees, due to the large number and broad range of possible consideration amounts, we calculate the amount earned at the end of each month.

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

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inaccurate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income (loss).

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

Impairment

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of the Company’s real estate and other assets as of December 31, 2021. The Company recognize impairment of $5,406,000 for the year ended December 31, 2020.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of inaccurate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of the Company’s real estate and related intangible assets and net income.

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

Stock-Based Compensation

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company follows ASC 718 - Compensation - Stock Compensation, with regard to issuance of stock in payment of services.  ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. The compensation cost is measured based on the estimated grant date fair value, as of the grant date of the Company’s common stock, of the equity or liability instruments issued. Stock-based compensation expense are recorded over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations.

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

For the years ended December 31, 2021 and 2020, the Company incurred a net loss of $12,933,000 and $11,010,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Income (Loss) Per Share

The computations of basic and diluted income (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock. As of December 31, 2021 and 2020, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net income (loss) per share for the years ended December 31, 2021 and 2020 because no shares were issuable.

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

Going Concern Evaluation

Pursuant to ASC 205-40, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Hartman SPE, LLC loan agreement (the “SASB Loan”) had an initial maturity date of October 9, 2020.The SASB Loan provides for three successive one-year maturity date extensions. On October 9, 2021, SPE LLC executed the second maturity date option to extend the maturity to October 9, 2022.

The SASB Loan requires that SPE LLC have a debt yield, as defined, greater than or equal to 12.5%. The second SASB Loan extension was completed on the basis that the debt yield as of June 30, 2021 was 12.9%. Debt yield is calculated by dividing annual net operating income, as defined in the SASB Loan, by debt. The third and final one-year SASB Loan extension is within one year of the issuance of these consolidated financial statements. Uncertainty as to the debt yield calculation as of June 30, 2022 and the Company's ability to exercise the final remaining SASB Loan extension option, require management to conclude, in accordance with guidance provided by ASC 205-40, that there is a substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements solely on the basis of the uncertainty regarding the loan maturity extension of the SASB Loan. Management believes that SPE LLC will be able to extend the maturity date for the next one year period which will mitigate the maturity date issue.

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

Note 3 — Restatement of Consolidated Financial Statements

Restatement reflected in Form 10-K/A

In connection with the preparation of our consolidated quarterly financial statements as of and for the three months ended March 31, 2021, the Company identified a material error in our consolidated statement of cash flows for the year ended December 31, 2020. The restatement was reflected in the Company's Annual Report (Amendment No. 1) on Form 10-K/A for the year ended December 31, 2020.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The restatement of our consolidated statement of cash flows for the year ended December 31, 2020 was necessary to reclassify $10,611,000 previously reported as net cash provided by operating activities, which should have been reported as net cash provided by financing activities. The correction changed the amount reported on the operating activities line item captioned "Due to/from related parties" and the financing activities line item captioned "Borrowings from an affiliate." The impact of the restatement on the consolidated financial statements year ended December 31, 2020 is as follows (in thousands):

Consolidated Statement of Cash Flows

	Year ended December 31, 2020
	As Previously Reported	Restatement Adjustments	As Restated
Due to/from related parties	$11,219	$(10,611)	$608
Net cash provided by operating activities	33,757	(10,611)	23,146
Borrowing from an affiliate	(1,611)	10,611	9,000
Net cash used in financing activities	(23,258)	10,611	(12,647)

Note 4 — Real Estate

The Company's real estate assets consisted of the following, in thousands:

	December 31,
	2021	2020
Land	$146,056	$146,056
Buildings and improvements	372,868	359,952
In-place lease value intangible	101,661	101,661
	620,585	607,669
Less accumulated depreciation and amortization	(173,040)	(146,314)
Total real estate assets, net	$447,545	$461,355

Depreciation expense for the years ended December 31, 2021 and 2020 was $18,588,000 and $18,910,000, respectively. Provision for impairment for the years ended December 31, 2021 and 2020 was $0 and $5,406,000, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	December 31,
	2021	2020
In-place lease value intangible	$101,661	$101,661
Less: In-place leases – accumulated amortization	(87,608)	(79,470)
Acquired lease intangible assets, net	$14,053	$22,191

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated aggregate future amortization amounts from acquired lease intangibles are as follows, in thousands:

December 31,	In-place lease amortization
2022	$7,454
2023	5,583
2024	1,016
2025	—
2026	—
Total	$14,053

Amortization expense for the year ended December 31, 2021 and 2020 was $8,138,000 and $10,586,000, respectively.

As of December 31, 2021 and 2020, we owned or held a majority interest in 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of December 31, 2021 and 2020, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Acquisition fees earned by the Advisor were $0 for both the years ended December 31, 2021 and 2020, respectively. Asset management fees earned by the Advisor for the years ended December 31, 2021 and 2020 were $0 and $880,000, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

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

As of the date of the Mergers, there were 12,378,718 shares of HIREIT common stock and 1,214,197 HIROP OP units issued and outstanding, which converted to 9,525,691 shares of Company stock and 913,346 OP units of Hartman XX Operating Partnership units ("XX OP units"), resulting in merger consideration of $112,994,000. Concurrently with the Mergers, the Company acquired the remaining 70% interest in Advisors owned by Allen Hartman in exchange for 602,842 XX OP units with a fair value of $6,525,000. See Note 12 for additional information. Aggregate consideration for HIREIT totals $119,519,000.

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

Investment affiliates - Included in investment affiliates is HIREIT and Hartman XIX's investment in SPE, LLC. The fair value is based on the net asset value of SPE LLC of $323,934,000 determined by the Company as of June 30, 2020. Net asset value is based on the estimated fair value of assets less the estimated fair value of liabilities. The Company considers net asset value a reasonable proxy for fair value. Also included in the balance is Hartman XIX's investment in HIREIT. The fair value is based on 347,826 HIREIT common shares time the estimated net asset value of $8.18 per share determined by HIREIT totaling $2,845,000. Remaining investment is recorded at cost which approximates fair value.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	December 31,
	2021	2020
Tenant receivables	$6,652	$6,581
Accrued rent	11,355	10,360
Allowance for uncollectible accounts	(4,769)	(4,742)
Accrued rents and accounts receivable, net	$13,238	$12,199

As of December 31, 2021 and 2020, the Company had an allowance for uncollectible accounts of $4,769,000 and $4,742,000, respectively. For the years ended December 31, 2021 and 2020, the Company recorded bad debt expense of $397,000 and $2,695,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on the Company’s assessment of each tenant’s credit-worthiness. Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 - Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	December 31,
	2021	2020
Deferred leasing commissions	$20,347	$19,154
Less: accumulated amortization	(9,860)	(8,314)
Deferred leasing commission costs, net	$10,487	$10,840

Note 7 - Future Minimum Rents

The Company leases to the majority its tenants under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at December 31, 2021 is as follows, in thousands:

December 31,	Minimum Future Rents
2022	$65,456
2023	54,031
2024	41,357
2025	27,427
2026	18,890
Thereafter	29,018
Total	$236,179

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 - Notes Payable, net

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $40,724,000 and $42,035,000 as of December 31, 2021 and 2020, respectively.

On October 1, 2018, the Company through SPE LLC and Goldman Sachs Mortgage Company entered into a $259,000,000 term loan agreement. The Company together with its affiliates HIREIT, Hartman XIX and vREIT XXI, contributed a total of 39 commercial real estate properties ("Properties") to SPE, LLC, a Delaware limited liability company, subject to the mortgage indebtedness encumbering the Properties, in exchange for membership interests in SPE LLC.

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

The outstanding principal of the SASB loan bears interest at the one-month LIBOR rate plus 1.8%. The SASB Loan is subject to an interest rate cap arrangement which caps LIBOR at 3.75% during each term of the SASB Loan.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the mortgage notes payable, in thousands:

				December 31,
Property/Facility	Payment (1)	Maturity Date	Rate	2021	2020
Richardson Heights (2)	P&I	July 1, 2041	4.61%	$16,144	$16,690
Cooper Street (2)	P&I	July 1, 2041	4.61%	6,995	7,211
Bent Tree Green (2)	P&I	July 1, 2041	4.61%	6,995	7,211
Mitchelldale (2)	P&I	July 1, 2041	4.61%	10,590	10,923
Hartman SPE LLC (3)	IO	October 9, 2022	1.91%	259,000	259,000
Hartman XXI	IO	October 31, 2022	10.00%	6,012	2,789
				$305,736	$303,824
Less unamortized deferred loan costs				(1,959)	(2,834)
				$303,777	$300,990
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

Annual maturities of notes payable as of December 31, 2021 are as follows, in thousands:

December 31,	Amount Due
2022	$266,386
2023	1,439
2024	1,507
2025	1,578
2026	1,652
Thereafter	33,174
Total	$305,736

The Company’s loan costs are amortized using the straight-line method over the term of the loans, which approximates the interest method. Costs which have been deferred consist of the following, in thousands:

	December 31,
	2021	2020
Deferred loan costs	$5,399	$5,345
Less: deferred loan cost accumulated amortization	(3,440)	(2,511)
Total cost, net of accumulated amortization	$1,959	$2,834

Interest expense incurred for the year ending December 31, 2021 and 2020 was $8,454,000 and $9,929,000, respectively, which includes amortization expense of deferred loan costs. Interest expense of $315,000 and $867,000 was payable as of December 31, 2021 and 2020, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 29, 2021, Hartman Income REIT Property Holdings, LLC, a wholly owned subsidiary of Hartman XX Operating Partnership, LP, was added, by means of a joinder agreement, to a master credit facility agreement where Hartman vREIT XXI, Inc. is the guarantor. The Company’s Atrium II office property was added to the collateral security for the master credit facility agreement where the borrowing base of the facility increased by $1,625,000.

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $310,271,000 and $315,389,000 as compared to book value of $305,736,000 and $303,824,000 as of December 31, 2021 and 2020, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of December 31, 2021 and 2020.

Note 9 - Loss Per Share

Basic (loss) income per share is computed using net (loss) income attributable to common stockholders and the weighted average number of common shares outstanding. Diluted weighted average shares outstanding reflect common shares issuable from the assumed conversion of convertible preferred stock into common shares. Only those items that have a dilutive impact on basic (loss) per share are included in the diluted loss per share.

	December 31,
	2021	2020
Numerator:
Net (loss) income attributable to common stockholders (in thousands)	$(12,336)	$(13,165)
Denominator:
Weighted average number of common shares outstanding, basic and diluted (in thousands)	35,202	26,235
Basic and diluted (loss) income per common share:
Net (loss) income attributable to common stockholders per share	$(0.35)	$(0.50)

Note 10 - Income Taxes

Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. The Company’s federal income tax returns for the years ended December 31, 2015, 2016, 2017, 2018, 2019 and 2020 have not been examined by the Internal Revenue Service. The Company’s federal income tax return for the year ended December 31, 2015 may be examined on or before September 15, 2022.

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

For federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31:

	2021	2020
Ordinary income (unaudited)	40.4%	35.3%
Return of capital (unaudited)	59.6%	64.7%
Capital gains distribution (unaudited)	—%	—%
Total	100.0%	100.0%

A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $857,080 and $192,000 was recorded in the consolidated financial statements for the years ended December 31, 2021 and 2020, respectively, with a corresponding charge to real estate taxes and insurance.

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

Note 12 - Related Party Transactions

Hartman Advisors LLC ("Advisor"), is a Texas limited liability company. Prior to the Mergers, the Advisor was owned 70% by Allen R. Hartman and his affiliates and 30% by the Property Manager. Effective July 1, 2020, the Company acquired the Advisor's interest of the Property Manager, which was a wholly owned subsidiary of Hartman Income REIT Management, LLC, which was wholly owned by Hartman Income REIT, Inc., as a result of the HIREIT Merger. In a separate transaction, the Company acquired the Advisor's interest held by affiliates of Allen Hartman in exchange for 602,842 Hartman XX Operating Partnership units with a fair value of $6,525,000. The Property Manager was acquired by the Company as a result of the HIREIT Merger. Effective July 1, 2020 the Company is self-advised and self-managed.

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

Prior to the Mergers, the Company paid acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. The Company paid property management and leasing commissions to the Property Manager in connection with the management and leasing of the Company’s properties. For the years ended December 31, 2021 and 2020 the Company incurred property

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
management fees and reimbursements of $0 and $4,118,000, respectively, and $0 and $1,534,000, respectively for leasing commissions owed to our Property Manager. The Company incurred asset management fees of $0 and $880,000, respectively owed to Advisor. These fees are monthly fees equal to one-twelfth of 0.75% of the sum of the higher of the cost or value of each asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset, if the Company doesn't own all or a majority of an asset. There were no acquisition fees incurred to the Advisor for the years ended December 31, 2021 and 2020. Property management fees and reimbursements are included in property operating expense in the accompanying consolidated statements of operations. Leasing commissions are capitalized in the accompanying consolidated balance sheets. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

The Company also pays construction management fees to the Property Manager in connection with the construction management of the Company's properties. As of July 1, 2020, due to the merger of the Property Manager into the Company as part of the HIREIT merger, all construction management fees are now being eliminated beginning with the third quarter of 2020. For the years ended December 31, 2021 and 2020, the Company incurred construction management fees of $0 and $309,000, respectively. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets.

On March 11, 2022, the Company, the Advisor, and the Property Manager (collectively the "Settlement Parties") agreed to a settlement with Hartman vREIT XXI to settle amounts owed by the Settlement Parties to Hartman vREIT XXI with amounts owed by Hartman XXI to the Settlement Parties. The settlement resulted in the reduction of $1,151,000 of interest payable and reduction of $2,984,000 in principal of the unsecured promissory note from Hartman vREIT XXI in exchange for the reduction of $4,135,000 in unpaid advisory and management fees owed from Hartman vREIT XXI. The settlement was effective December 31, 2021.

The table below shows the related party balances the Company owes to and is owed by, in thousands:

	December 31,
	2021	2020
Due from (to) vREIT XXI	$—	$871
Due from (to) other related parties	115	190
	$115	$1,061

Prior to the HIREIT Merger, the Company owned 1,561,523 shares of the common stock of HIREIT which it acquired for cash consideration of $8,978,000. The Company has cancelled the HIREIT shares in connection with the HIREIT Merger effective July 1, 2020. The Company received dividend distributions from HIREIT of $0 and $213,000 for the years ended December 31, 2021 and 2020, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000. This note payable had an outstanding balance of $6,012,000 and $2,789,000 as of December 31, 2021 and 2020, respectively, which is included in notes payable in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of 10%. The Company recognized interest expense on the affiliate note in the amount of $624,000 and $505,000 for the years ended December 31, 2021 and 2020, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS will receive a two percent (2)% origination fee

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of amounts advanced under the promissory note, and interest at ten percent (10)% per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended is December 31, 2022. This note receivable had an outstanding balance of $1,726,000 as of December 31, 2021 and 2020, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. For the years ended December 31, 2021 and 2020, the Company recognized interest income on this affiliate note in the amount of $173,000 and $174,000, respectively.

The Company had a note receivable due from an affiliate, Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”), of $0 as of December 31, 2021 and 2020. The balance of the note was eliminated on July 1, 2020 in connection with the Hartman XIX Merger. Interest has been accrued on the loan amount at an annual rate of six percent (6%). The Company recognized interest income on the affiliate note in the amount of $0 and $126,000 for the years ended December 31, 2021 and 2020, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

In February 2019, the Company through TRS, loaned $6,782,455 pursuant to a promissory note in the face amount of up to $7,500,000 to Hartman Retail III Holdings Company, Inc. (“Retail III Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail III DST, a Delaware statutory trust sponsored by the Advisor. Effective August 4, 2020, the Company conveyed this note receivable to Hartman vREIT XXI TRS, Inc. ("vREIT XXI TRS") in partial satisfaction of financing advances owed by the Company to vREIT XXI. This note receivable had an outstanding balance of $0 as of December 31, 2021 and 2020. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The maturity date of the promissory note, as amended, was February 28, 2021. The Company recognized interest income on this affiliate note in the amount of $0 and $448,000 for the years ended December 31, 2021 and 2020, respectively which is included in interest and dividend income in the accompanying consolidated statements of operations.

In March 2019, the Company through TRS, loaned $3,830,000 pursuant to a promissory note in the face amount of $3,500,000 to Hartman Ashford Bayou, LLC (“Ashford Bayou”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of office building by Ashford Bayou, a wholly owned subsidiary of Hartman Total Return, Inc. Effective August 4, 2020, the Company conveyed this note receivable to vREIT XXI TRS in partial satisfaction of financing advances owed by the Company to vREIT XXI. This note receivable had an outstanding balance of $0 as of December 31, 2021 and 2020, respectively. Pursuant to the terms of the promissory note, TRS receives a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The Company recognized interest income on this affiliate note in the amount of $0 and $179,000 for the years ended December 31, 2021 and 2020, respectively, which is included in interest and dividend income in the accompanying consolidated statements of operations.

“VIEs” are defined as entities with a level of invested equity that is not sufficient to fund future operations on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For identified VIEs, an assessment must be made to determine which party to the VIE, if any, has both the power to direct the activities of the VIE that most significantly impacts the performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company is not deemed to be the primary beneficiary of Retail II Holdings , Retail III Holdings or Ashford Bayou, each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings, Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements. The Company is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $24,748,000 and $24,998,000 as December 31, 2021 and 2020, respectively.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the net note receivable asset due to the Company, reflected in the accompanying consolidated balance sheets and the Company's maximum exposure to debt guarantees, in thousands:

	December 31,
	2021	2020
Note receivable, net	$1,726	$1,726
Maximum exposure	$24,748	$24,998

Hartman vREIT XXI owns 1,198,228 shares of the Company's common stock and a 2.47% ownership interest in Hartman SPE, LLC.

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

Preferred Stock

Under the Company’s articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of December 31, 2021 and 2020, the Company has 1,000 shares of convertible preferred stock issued and outstanding.

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

Stock-Based Compensation

The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company. These shares are fully vested when granted. These shares may not be sold while an independent director is serving on the board of directors. As of December 31, 2021 and 2020 the Company granted 17,889 and 42,964 shares of restricted common stock to independent directors as compensation for services and recognized $200,000 and $538,000 as stock-based compensation expense for each period. On July 28, 2020 the board voted to grant Richard Ruskey, John Ostroot, Jack Tompkins and Jack Cardwell, each being independent directors of the companies involved in the Merger, each to receive $100,000 in restricted shares of the Company upon and as a compensation for closure of the merger. Share based compensation expense is based upon the estimated fair value per share.

The Company sponsors a defined contribution pension plan, the Hartman 401(k) Profit Sharing Plan, covering substantially all of its full-time employees who are at least 21 years of age. The Company matches 401(k) cash contributions with Company stock. The Company recognized $467,000 and $199,000 for employee 401(k) matching contributions as stock based compensation for the years ended December 31, 2021 and 2020, respectively.

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

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount through the distribution reinvestment plan, including paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2021
4th Quarter	$0.112	$3,927
3rd Quarter	0.104	3,662
2nd Quarter	0.092	3,246
1st Quarter	0.087	3,082
Total	$0.395	$13,917
2020
4th Quarter	$0.117	$4,141
3rd Quarter	0.148	5,211
2nd Quarter	0.175	3,222
1st Quarter	0.175	3,223
Total	$0.615	$15,797

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

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against Hartman Income REIT Management, Inc. (the “Property Manager”), a wholly owned subsidiary of the Company that manages our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8.4 million from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8.4 million claimed in the lawsuit, approximately $7.6 million relates to wholly owned properties of the Company. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices. On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager continues to dispute the amount of liability to Summer and intends to appeal the judgment. The outcome of the pending appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. If the Property Manager's liability is upheld for all or a significant portion of the amounts claimed by Summer, the Property Manager will incur a material loss, which will have an adverse effect on our financial condition, ability to meet our other obligations and ability to pay distributions to our stockholders. Even if the Property Manager is ultimately successful in its appeal, it may take considerable time to resolve the matter.

The Company has recognized its applicable share of the judgment amount within the Company's consolidated statement of operations. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. At this time, the Company is unable to reasonably estimate an amount expected to be recovered from our tenants.

Contingencies

Events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the year ended December 31, 2021 have been prepared in light of these circumstances. Management has determined that there has been no impairment on real estate assets. For the year ended December 31, 2020, we recorded an impairment of $5,406,000. Circumstances related to the COVID-19 pandemic may result in recording impairments in future periods.

Proposed merger with Hartman XXI

On November 6, 2020, the board of directors of the Company and the board of directors of Hartman XXI each approved a merger of the Company with and into the Hartman XXI, with Hartman XXI as the surviving company. On January 26, 2021, the respective boards determined to delay the pursuit of the proposed merger transaction. On October 26, 2021, the respective boards determined to proceed with the proposed merger transaction.

Note 16 - Defined Contribution Plan

The Company sponsors a defined contribution pension plan, the Hartman 401(k) Profit Sharing Plan, covering substantially all of its full-time employees who are at least 21 years of age. Participants may annually contribute up to 100% of pretax annual compensation and any applicable catch-up contributions, as defined in the plan and subject to deferral limitations as set forth in Section 401(k) of the Internal Revenue Code. Participants may also contribute amounts representing distributions from other qualified benefit or defined contribution plans. The Company may make discretionary matching contributions. For the years ended December 31, 2021 and 2020 the Company matched $467,000 and $199,000 in the form of Company stock, respectively. For the year ended December 31, 2021, the Company recognized $1,011,000 of plan income due to change in estimate in the Company's stock match liability to the plan. The Company had a stock match liability to the plan of $1,613,000 and $2,232,000 as of December 31, 2021 and 2020, respectively.

F-31

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 - Subsequent events

On February 10, 2022, the Company executed a $2,645,000 promissory note with East West Bank, resulting in net proceeds of $2,528,000. The promissory note is secured by the Company's 17 acre development site located in Fort Worth, Texas and has a maturity date of February 25, 2023. The interest rate is WSJ Prime plus 1.0% for an initial rate of 4.25%. Principal and interest in the amount of $225,600, subject to change in the WSJ Prime rate, are due in 12 installments beginning March 25, 2022.

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager continues to dispute the amount of liability to Summer and intends to appeal the judgment. The outcome of the pending appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. The Company has recognized its applicable share of the judgment amount, approximately $6,731,000, within the Company's consolidated statement of operations. The Company has also recognized $370,000 of pre-judgment interest and attorney fees. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. At this time, the Company is unable to reasonably estimate an amount expected to be recovered from our tenants.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2021

(Dollars in thousands)

Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements (1)
Garden Oaks	10/01/2018	1956	$1,770	$17,969	$1,021	$20,760	$1,531
Quitman	10/01/2018	1920	3,130	2,389	351	5,870	507
Chelsea Square	10/01/2018	1984	1,570	5,046	494	7,110	493
Mission Centre	10/01/2018	1987	2,020	7,690	890	10,600	318
Regency	10/01/2018	1979	960	819	851	2,630	907
Spring Valley	10/01/2018	1982	3,490	1,064	1,066	5,620	1,531
Northeast Square	10/01/2018	1984	1,300	3,330	280	4,910	221
One Mason	10/01/2018	1983	2,440	9,290	1,130	12,860	251
Tower	10/01/2018	1981	2,750	2,584	1,336	6,670	1,624
Preserve	10/01/2018	1970	9,730	9,085	3,485	22,300	2,092
Westheimer	10/01/2018	1983	3,800	12,416	2,284	18,500	2,038
Walzem Plaza	10/01/2018	1981	3,900	10,660	1,840	16,400	1,229
11811 North Freeway	10/01/2018	1982	1,980	1,037	2,473	5,490	809
Atrium I	10/01/2018	1980	2,540	716	1,494	4,750	871
Atrium II	07/01/2020	1980	958	1,345	1,264	3,567	2,582
North Central Plaza	10/01/2018	1982	2,330	14,511	2,959	19,800	2,155
3100 Timmons	10/01/2018	1975	10,330	3,543	1,427	15,300	1,516
Central Park	10/01/2018	1984	730	2,851	989	4,570	268
601 Sawyer	10/01/2018	1982	3,360	12,796	1,144	17,300	1,782
Prestonwood	10/01/2018	1999	7,410	13,895	1,695	23,000	299
Harwin	10/01/2018	1992	1,960	3,041	279	5,280	(187)
Fondren	10/01/2018	2004	1,650	7,326	1,004	9,980	375
Cornerstone	10/01/2018	1984	1,110	1,620	920	3,650	564
Northchase	10/01/2018	1984	1,700	5,821	1,549	9,070	1,235
616 FM 1960	10/01/2018	1983	1,510	8,931	1,269	11,710	(3,139)
Gateway	10/01/2018	1983	3,510	22,182	3,408	29,100	1,002
Promenade	10/01/2018	1973-1979	5,750	12,671	1,579	20,000	685
400 North Belt	05/08/2015	1982	2,538	3,800	3,812	10,150	3,025
Commerce Plaza Hillcrest	05/01/2015	1977	6,500	1,031	3,869	11,400	3,038
Corporate Park Place	08/24/2015	1980	2,375	5,215	1,910	9,500	1,625
Skymark Tower	09/02/2015	1985	2,212	4,404	2,230	8,846	2,567
Ashford Crossing	07/31/2015	1983	2,650	4,240	3,710	10,600	2,766
Energy Plaza	12/30/2014	1983	4,403	6,840	6,367	17,610	4,247
Westway	06/01/2016	2001	5,410	11,276	4,950	21,636	798
Three Forest Plaza	12/22/2016	1983	8,910	18,186	8,558	35,654	4,471
Parkway Plaza I & II	03/15/2013	1982	2,373	4,765	2,352	9,490	3,712
Gulf Plaza	03/11/2014	1979-1980	3,488	6,005	4,457	13,950	1,781
Timbercreek	12/30/2014	1984	724	962	1,211	2,897	909
Copperfield	12/30/2014	1986	605	760	1,054	2,419	706
One Technology	11/10/2015	1984	4,894	8,558	6,123	19,575	1,974
Richardson Heights	12/28/2010	1958-1962	4,788	10,890	3,472	19,150	7,409
Bent Tree Green	10/16/2012	1983	3,003	6,272	2,740	12,015	3,905
Cooper Street	05/11/2012	1992	2,653	5,768	2,192	10,613	630
Mitchelldale Business Park	06/13/2014	1977	4,794	9,816	4,565	19,175	3,787
Total			$146,008	$303,416	$102,053	$551,477	$70,909

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2021

(Dollars in thousands)

Gross Carrying Amount at December 31, 2021
Property	Land	Building and Improvements (1)	In-place lease value intangible (1)	Total	Accumulated Depreciation & Amortization	Net Book Carrying Value	Encumbrances
Garden Oaks	$1,770	$19,500	$1,021	$22,291	$(2,742)	$19,549
Quitman	3,130	2,895	351	6,376	(470)	5,906
Chelsea Square	1,570	5,538	494	7,602	(986)	6,616
Mission Centre	2,020	8,008	890	10,918	(1,713)	9,205
Regency	960	1,726	852	3,538	(1,043)	2,495
Spring Valley	3,490	2,595	1,066	7,151	(1,868)	5,283
Northeast Square	1,300	3,551	280	5,131	(628)	4,503
One Mason	2,440	9,541	1,130	13,111	(1,900)	11,211
Tower	2,750	4,208	1,335	8,293	(1,725)	6,568
Preserve	9,730	11,177	3,485	24,392	(4,407)	19,985
Westheimer	3,800	14,454	2,284	20,538	(3,671)	16,867
Walzem Plaza	3,900	11,889	1,840	17,629	(3,389)	14,240
11811 N Freeway	1,980	1,846	2,473	6,299	(2,381)	3,918
Atrium I	2,540	1,587	1,494	5,621	(1,603)	4,018
Atrium II	1,006	3,927	1,264	6,197	(802)	5,395
North Central	2,330	16,666	2,959	21,955	(4,292)	17,663
3100 Timmons	10,330	5,059	1,428	16,817	(1,977)	14,840
Central Park	730	3,119	989	4,838	(1,245)	3,593
601 Sawyer	3,360	14,578	1,144	19,082	(2,363)	16,719
Prestonwood	7,410	14,194	1,695	23,299	(2,829)	20,470
Harwin	1,960	2,853	279	5,092	(606)	4,486
Fondren	1,650	7,701	1,005	10,356	(2,042)	8,314
Cornerstone	1,110	2,184	920	4,214	(1,118)	3,096
Northchase	1,700	7,056	1,549	10,305	(2,190)	8,115
616 FM 1960	1,510	5,792	941	8,243	(1,758)	6,485
Gateway	3,510	23,184	3,343	30,037	(4,797)	25,240
Promenade	5,750	13,356	1,578	20,684	(2,881)	17,803
400 North Belt	2,538	6,825	3,812	13,175	(6,779)	6,396
Commerce Plaza	6,500	4,069	3,869	14,438	(6,294)	8,144
Corporate Park	2,375	6,840	1,910	11,125	(3,871)	7,254
Skymark Tower	2,212	6,971	2,230	11,413	(4,363)	7,050
Ashford Crossing	2,650	7,006	3,710	13,366	(6,263)	7,103
Energy Plaza	4,403	11,087	6,367	21,857	(9,445)	12,412
Westway	5,410	12,075	4,951	22,436	(7,415)	15,021
Three Forest	8,913	22,658	8,557	40,128	(14,185)	25,943
Parkway Plaza	2,372	8,477	2,352	13,201	(5,941)	7,260
Gulf Plaza	3,487	7,786	4,457	15,730	(6,616)	9,114
Timbercreek	724	1,871	1,211	3,806	(1,956)	1,850
Copperfield	605	1,466	1,054	3,125	(1,635)	1,490
One Technology	4,893	10,532	6,123	21,548	(9,318)	12,230
Richardson Heights	4,788	18,300	3,472	26,560	(10,675)	15,885	16,144
Bent Tree Green	3,003	10,177	2,740	15,920	(7,128)	8,792	6,995
Cooper Street	2,653	6,399	2,192	11,244	(4,553)	6,691	6,995
Mitchelldale	4,794	13,603	4,565	22,962	(9,216)	13,746	10,591
Corporate Adjustments (2)	—	(1,458)	—	(1,458)	39	(1,419)
Total	$146,056	$372,868	$101,661	$620,585	$(173,040)	$447,545	$40,725

(1) Amounts include impact of impairments taken in prior periods

(2) Amounts consists of elimination of intercompany construction development fees charged by construction manager to real estate assets.

The aggregate cost of real estate for federal income tax purposes was $625,991 (unaudited) as of  December 31, 2021.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2021

Summary of activity for real estate assets for the years ended December 31, 2021 and 2020, in thousands:

	Years ended December 31,
	2021	2020
Balance at beginning of period	$607,669	$593,457
Additions during the period:
Acquisitions	—	5,316
Improvements	12,916	14,302
	620,585	613,075
Provision for impairment	—	5,406
Balance at end of period	$620,585	$607,669