Form 10-Q
period 2022-03-31
Hartman Short Term Income Properties XX, Inc.
filed 2022-05-23
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 1, 2022, there were 34,975,377 shares of the Registrant’s common stock issued and outstanding.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Real estate assets, at cost	$623,699	$620,585
Accumulated depreciation and amortization	(179,557)	(173,040)
Real estate assets, net	444,142	447,545

Cash and cash equivalents	81	285
Restricted cash	10,338	18,972
Accrued rent and accounts receivable, net	15,420	13,238
Note receivable - related party	1,726	1,726
Deferred leasing commission costs, net	10,443	10,487
Goodwill	250	250
Prepaid expenses and other assets	1,232	2,100
Real estate held for development	10,403	10,403
Due from related parties, net	528	115
Investment in affiliate	201	201
Total assets	$494,764	$505,322

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$307,974	$303,777
Accounts payable and accrued expenses	28,856	38,471
Tenants' security deposits	5,767	5,756
Total liabilities	342,597	348,004

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 34,975,377 shares and 35,110,421 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	296,156	297,335
Accumulated distributions and net loss	(166,298)	(162,355)
Total stockholders' equity	129,893	135,015
Noncontrolling interests in subsidiaries	22,274	22,303
Total equity	152,167	157,318
Total liabilities and equity	$494,764	$505,322
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental revenues	$23,166	$23,210
Management and advisory income	915	915
Total revenues	24,081	24,125

Expenses (income)
Property operating expenses	5,524	12,720
Organization and offering costs	9	4
Real estate taxes and insurance	3,333	3,563
Depreciation and amortization	6,517	6,661
Management and advisory expenses	3,218	3,036
General and administrative	3,223	3,132
Interest expense	2,083	2,034
Interest and dividend income	(43)	(43)
Total expenses, net	23,864	31,107
Net income (loss)	217	(6,982)
Net income (loss) attributable to noncontrolling interests	202	(364)
Net income (loss) attributable to common stockholders	$15	$(6,618)
Net income (loss) attributable to common stockholders per share	$—	$(0.19)
Weighted average number of common shares outstanding, basic and diluted	35,065	35,318

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2020	1	$—	35,318	$35	$299,375	$(135,633)	$163,777	$24,365	$188,142
Redemptions of common shares	—	—	(2)	—	(250)	—	(250)	—	(250)
Selling commissions	—	—	—	—	(2)	—	(2)	—	(2)
Dividends and distributions (cash)	—	—	—	—	—	(3,051)	(3,051)	(230)	(3,281)
Net loss	—	—	—	—	—	(6,618)	(6,618)	(364)	(6,982)
Balance at March 31, 2021	1	$—	35,316	$35	$299,123	$(145,302)	$153,856	$23,771	$177,627

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2021	1	$—	35,111	$35	$297,335	$(162,355)	$135,015	$22,303	$157,318
Redemptions of common shares	—	—	(135)	—	(1,179)	—	(1,179)	—	(1,179)
Dividends and distributions (cash)	—	—	—	—	—	(3,958)	(3,958)	(231)	(4,189)
Net income	—	—	—	—	—	15	15	202	217
Balance at March 31, 2022	1	$—	34,976	$35	$296,156	$(166,298)	$129,893	$22,274	$152,167

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$217	$(6,982)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	149	22
Depreciation and amortization	6,517	6,661
Deferred loan and lease commission costs amortization	608	716
Bad debt expense (recovery)	(302)	126
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(1,880)	(2,094)
Deferred leasing commissions	(332)	—
Prepaid expenses and other assets	868	822
Accounts payable and accrued expenses	(9,764)	(738)
Due to/from related parties	(413)	(267)
Tenants' security deposits	11	20
Net cash used in operating activities	(4,321)	(1,714)
Cash flows from investing activities:
Additions to real estate	(3,114)	(2,871)
Net cash used in investing activities	(3,114)	(2,871)
Cash flows from financing activities:
Distributions to common stockholders	(3,958)	(3,082)
Distributions to non-controlling interests	(231)	(230)
Borrowing from affiliate	1,675	—
Repayments under insurance premium finance note	—	(290)
Borrowings under term loan	2,645	—
Repayments under term loan notes	(337)	(213)
Redemptions of common stock	(1,179)	(252)
Payment of deferred loan costs	(18)	—
Net cash used in financing activities	(1,403)	(4,067)

Net change in cash and cash equivalents and restricted cash	(8,838)	(8,652)
Cash and cash equivalents and restricted cash, beginning of period	19,257	24,176
Cash and cash equivalents and restricted cash, end of period	$10,419	$15,524
Supplemental cash flow information:
Cash paid for interest	$1,846	$1,578

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

As of March 31, 2022 and 2021, respectively, the Company owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of March 31, 2022 and 2021, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2021 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of March 31, 2022 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments and the impact of the Company's restatement of its previously issued financial statements, as described below), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2022, and the results of consolidated operations for the three months ended March 31, 2022 and 2021, consolidated statements of equity for the three months ended March 31, 2022 and 2021, and consolidated statements of cash flows for the three months ended March 31, 2022 and 2021. The results of the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of March 31, 2022 and December 31, 2021 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions. As of March 31, 2022 and December 31, 2021 the Company had a bank overdraft of $1,824,000 and $2,710,000, respectively.

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements. As of March 31, 2022 and December 31, 2021, the Company had a restricted cash balance of $10,338,000 and $18,972,000, respectively.
Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties, as well as related party notes receivable. The Company considers the carrying value, other than notes payable, net, to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable approximates fair value. Disclosure about the fair value of financial instruments is based on relevant information available as of March 31, 2022 and December 31, 2021.

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

The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASC 606, Revenue from Contracts with Customers ("ASC 606"). The Company’s rental revenue is also comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from ASC 606 and accounted for under ASC 842 - Leases. The Company elected to utilize the practical expedient provided by Accounting Standards Update (“ASU”) 2018-11 related to the separation of lease and non-lease components and as a result, rental revenues related to leases are reported on one line in the presentation within the consolidated statement of operations.

In addition to our rental income, the Company also earns fee revenues by providing certain management and advisory services to related parties. These fees are accounted for within the scope of ASC 606 and are recorded as management and advisory income on the consolidated statements of operations. These services primarily include asset management and advisory, operating and leasing of properties, and construction management. These services are currently provided under various combinations of advisory agreements, property management agreements, and other service agreements (the "Management Agreements"). The wide variety of duties within the Management Agreements makes determining the performance obligations within the contracts a matter of judgment. We have concluded that each of the separately disclosed fee types in the below table represents a separate performance obligation within the Management Agreements.

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

Recurring fair value measurements:

For our disclosure of debt instrument fair value in Note 7, we use a discounted cash flow analysis based on borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments (categorized within Level 2 of the fair value hierarchy).

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

Impairment

The Company determines whether an impairment in value may have occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. During the three months ended March 31, 2022 and 2021, the Company concluded there were no such events or changes in circumstances requiring review of the Company's real estate assets.

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

For the three months ended March 31, 2022 and 2021, the Company incurred net income (loss) of $217,000 and ($6,982,000), respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Income (loss) Per Share

The computations of basic and diluted income per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock. As of March 31, 2022 and 2021, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net income (loss) per share for the three months ended March 31, 2022 and 2021 because no shares were issuable.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	March 31, 2022	December 31, 2021
Land	$146,056	$146,056
Buildings and improvements	375,982	372,868
In-place lease value intangible	101,661	101,661
	623,699	620,585
Less: accumulated depreciation and amortization	(179,557)	(173,040)
Total real estate assets	$444,142	$447,545

       Depreciation expense for the three months ended March 31, 2022 and 2021 was $4,714,000 and $4,610,000, respectively. Amortization expense of in-place lease value intangible was $1,803,000 and $2,051,000 for the three months ended March 31, 2022 and 2021, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	March 31, 2022	December 31, 2021
In-place lease value intangible	$101,661	$101,661
In-place leases – accumulated amortization	(89,411)	(87,608)
Acquired lease intangible assets, net	$12,250	$14,053

As of March 31, 2022 and 2021, respectively, the Company owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of March 31, 2022 and 2021, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	March 31, 2022	December 31, 2021
Tenant receivables	$8,755	$6,652
Accrued rent	11,137	11,355
Allowance for uncollectible accounts	(4,472)	(4,769)
Accrued rents and accounts receivable, net	$15,420	$13,238

As of March 31, 2022 and December 31, 2021, the Company had an allowance for uncollectible accounts of $4,472,000 and $4,769,000, respectively. For the three months ended March 31, 2022 and 2021, the Company recorded bad debt expense (recovery) in the amount of $(302,000) and $126,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	March 31, 2022	December 31, 2021
Deferred leasing commissions costs	$20,680	$20,347
Less: accumulated amortization	(10,237)	(9,860)
Deferred leasing commission costs, net	$10,443	$10,487

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at March 31, 2022 is as follows, in thousands:

March 31,	Minimum Future Rents
2022	$65,421
2023	53,567
2024	40,014
2025	26,575
2026	19,121
Thereafter	28,634
Total	$233,332

Note 7 — Notes Payable

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $40,387,000 and $40,724,000 as of March 31, 2022 and December 31, 2021, respectively.

On October 1, 2018, the Company, through SPE LLC and Goldman Sachs Mortgage Company entered into the $259,000,000 SASB Loan agreement. The Company together with its affiliates HIREIT, Hartman XIX and vREIT XXI, contributed a total of 39 commercial real estate properties to Hartman SPE, LLC in exchange for membership interests in SPE LLC.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The SASB Loan contains various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, such as taxes, insurance, tenant improvements, and leasing commissions, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions. The SASB Loan is secured by, among other things, mortgages on the Properties. The Company is the sole guarantor.

On February 10, 2022, the Company executed a $2,645,000 promissory note with East West Bank, resulting in net proceeds of $2,528,000. The promissory note is secured by the Company's 17 acre development site located in Fort Worth, Texas and has a maturity date of February 25, 2023. Payable in monthly installments of principal and interest until the maturity date.

The following is a summary of the Company’s notes payable, in thousands:

Property/Facility	Payment	Maturity Date	Rate	March 31, 2022	December 31, 2021
Richardson Heights (1)	P&I	July 1, 2041	4.61%	$16,002	$16,144
Cooper Street (1)	P&I	July 1, 2041	4.61%	6,939	6,995
Bent Tree Green (1)	P&I	July 1, 2041	4.61%	6,939	6,995
Mitchelldale (1)	P&I	July 1, 2041	4.61%	10,507	10,590
Hartman SPE LLC (2)	IO	October 9, 2022	2.00%	259,000	259,000
Hartman XXI	IO	October 31, 2022	10.00%	7,688	6,012
Fort Worth - EWB	P&I	February 25, 2023	4.25%	2,645	—
				$309,720	$305,736
Less: unamortized deferred loan costs				(1,745)	(1,959)
				$307,975	$303,777
(1)    Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.
(2)    On October 9, 2021, the Company signed a maturity date extension agreement to extend the maturity date for one additional year to October 9, 2022. Options remain to extend for one additional one-year term. Notice to exercise the next one-year maturity extension option is due not less than 30 days nor more than 60 days from the current maturity date. Exercise of each extension option is subject to certain compliance and non-default requirements and a minimum debt yield of 12.5%.

The Company's loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method. Costs which have been deferred consist of the following, in thousands:

	March 31, 2022	December 31, 2021
Deferred loan costs	$5,418	$5,399
Less: deferred loan cost accumulated amortization	(3,673)	(3,440)
Total cost, net of accumulated amortization	$1,745	$1,959
Interest expense incurred for the three months ended March 31, 2022 and 2021 was $2,082,000 and $2,034,000, respectively, which includes amortization expense of deferred loan costs. Interest expense of $311,000 and $315,000 was payable as of March 31, 2022 and December 31, 2021, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $312,130,000 and $310,271,000 as compared to book value of $309,720,000 and $305,736,000 as of March 31, 2022 and December 31, 2021, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of March 31, 2022 and December 31, 2021.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Income Per Share

Basic income (loss) per share is computed using net income (loss) attributable to common stockholders and the weighted average number of common shares outstanding. Diluted weighted average shares outstanding reflect common shares issuable from the assumed conversion of convertible preferred stock into common shares. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share.

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) attributable to common stockholders (in thousands)	$15	$(6,618)
Denominator:
Weighted average number of common shares outstanding, basic and diluted (in thousands)	35,065	35,318
Basic and diluted income (loss) per common share:
Net income (loss) attributable to common stockholders per share	$—	$(0.19)

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

Note 11 — Related Party Transactions

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Hartman Advisors LLC ("Advisor"), is a Texas limited liability company. Advisor is the sole member of Hartman vREIT XXI Advisor, LLC ("XXI Advisor"), which is the advisor for Hartman vREIT XXI, Inc. Hartman vREIT XXI, Inc. ("vREIT XXI") pays acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. vREIT XXI pays property management and leasing commissions to the Property Manager in connection with the management and leasing of vREIT XXI's properties.

The table below shows the related party balances the Company owes to and is owed by, in thousands:

	March 31, 2022	December 31, 2021
Due to vREIT XXI	(11)	—
Due from other related parties	539	115
Total due from related parties	$528	$115

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000. This note payable had an outstanding balance of $7,688,000 and $6,012,000 as of March 31, 2022 and December 31, 2021, respectively, which is included in notes payable, net, in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of 10%. The Company recognized interest expense on the affiliate note in the amount of $131,000 and $69,000 for the three months ended March 31, 2022 and 2021, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended, is December 31, 2022. This note receivable had an outstanding balance of $1,726,000 as of March 31, 2022 and December 31, 2021, respectively, which is included in notes receivable – related party in the accompanying consolidated balance sheets. For the three months ended March 31, 2022 and 2021, the Company recognized interest income on this affiliate note in the amounts of $43,000 and $43,000, respectively.

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

The Company is not deemed to be the primary beneficiary of Retail II Holdings, Retail III Holdings, or Ashford Bayou, each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings, Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements. The Company is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $24,693,000 as of March 31, 2022.

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

Note 12 - Stockholders’ Equity

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

Preferred Stock

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights, and privileges of such shares.  As of March 31, 2022 and December 31, 2021, respectively, the Company has 1,000 shares of convertible preferred stock issued and outstanding.

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

Stock-Based Compensation

  The Company awards shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted. These shares may not be sold while an independent director is serving on the board of directors. For the three months ended March 31, 2022 and 2021, respectively, the Company granted, but not yet issued, 4,472 and 1,954 shares of restricted common stock to independent directors as compensation for services and recognized $50,000 and $22,000 as stock-based compensation expense for each period. Share based compensation expense is based upon the estimated fair value per share. Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2022
1st Quarter	$0.112	3,958
Total 2022 year to date	$0.112	$3,958

2021
4th Quarter	$0.112	$3,927
3rd Quarter	0.104	3,662
2nd Quarter	0.092	3,246
1st Quarter	0.087	3,082
Total 2021	$0.395	$13,917

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

Note 14 - Commitments and Contingencies

Litigation

During February 2021, the state of Texas experienced a severe winter storm, unofficially referred to as Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, the Company experienced a substantial increase in electricity billings for a number of our properties during the month of and after the storm.

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

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager continues to dispute the amount of liability to Summer and intends to appeal the judgment. The outcome of the pending appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. Even if the Property Manager is ultimately successful in its appeal, it may take considerable time to resolve the matter. The Company had recognized its applicable share of the judgment amount, approximately $6,731,000, within the Company's consolidated statement of operations for fiscal year 2021. The Company has also recognized $370,000 of pre-judgment interest and attorney fees. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. At this time, the Company is unable to reasonably estimate an amount expected to be recovered from our tenants.

Contingencies

Events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the three months ended March 31, 2022 have been prepared in light of these circumstances.

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

Note 15 - Defined Contribution Plan

The Company sponsors a defined contribution pension plan, the Hartman 401(k) Profit Sharing Plan, covering substantially all of its full-time employees who are at least 21 years of age. Participants may annually contribute up to 100% of pretax annual compensation and any applicable catch-up contributions, as defined in the plan and subject to deferral limitations as set forth in Section 401(k) of the Internal Revenue Code. Participants may also contribute amounts representing distributions from other qualified benefit or defined contribution plans. The Company may make discretionary matching contributions. For the three months ended March 31, 2022 and 2021, the Company matched $99,000 and $98,000, respectively. The Company had a stock match liability to the plan of $1,712,000 and $1,613,000 as of March 31, 2022 and December 31, 2021, respectively.

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

In addition to COVID-19, other factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have had a net loss for each annual period since our inception;
•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
•	legislative or regulatory changes, including changes to laws governing REITS;
•	construction costs that may exceed estimates or construction delays;
•	increases in interest rates;
•	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate maturity date extensions or other modifications to the terms of our existing financing arrangements to the extent necessary (see Note 2 - Summary of Significant Accounting Policies - Going Concern Evaluation, to the consolidated financial statements included in this Quarterly Report;
•	availability of credit or significant disruption in the credit markets;
•	litigation risks, including without limitation the outcome of our appeal related to the pricing of electricity provided to certain of our properties during the severe winter weather experienced in Texas (see Part II- Item 1.Legal Proceedings and Note 14 - Commitments and Contingencies, to the consolidated financial statements included in this Quarterly Report);

•	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
•	inability to obtain new tenants upon the expiration of existing leases at our properties;
•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our ability to retain our executive officers and other key personnel
•	changes to generally accepted accounting principles in the United States of America (GAAP).

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K (referred to herein as our Annual Report) for the year ended December 31, 2021.

The following discussion and analysis should be read in conjunction with the accompanying interim consolidated financial information.

Overview

We were formed as a Maryland corporation on February 5, 2009 to invest in and operate real estate and real estate-related assets on an opportunistic basis. We may acquire a wide variety of commercial properties, including office, industrial, retail, and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential. We also may invest in real estate-related securities and, to the extent that we determine that it is advantageous, we may invest in mortgage loans.
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

As of March 31, 2022 we owned 44 commercial real properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas.

The SASB Loan outstanding as of March 31, 2022 has a maturity date of October 9, 2022, which is within one year of the date that this Quarterly Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the uncertainty regarding the SASB Loan maturity, as set forth in Accounting Standards Codification (ASC) 205-40, “Presentation of Financial Statements – Going Concern.”

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

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders. We are internally managed by our subsidiary, Hartman Income REIT Management, Inc. Our property manager is responsible for operating, leasing and maintaining our properties.

Impact of the COVID-19 Pandemic

Since the first quarter of 2020, the COVID-19 pandemic has significantly impacted the global and U.S. economies. The Company’s properties are all located in Texas in the metropolitan areas of Houston, Dallas and San Antonio. The operation of tenant businesses is subject to the business judgement of tenant business owners and the direction of government authorities and public health officials. In accordance with the advice of the CDC due to the threat presented by the ongoing COVID-19 pandemic, some of the Company's office property tenants adopted remote working for their office employees. The Company's retail property tenants have been affected to the extent that they have been required to close or limit hours of operations in the case of experiential businesses such as movie theaters, restaurants and specialty event operations. While all of our markets have embarked upon reopening of businesses, many of our retail tenants have moved activities towards carry-out and delivery sales and service. The rental obligations under our leases have not been materially affected by the pandemic to date, and any requests for rent adjustments are addressed on a case-by-case basis.

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

Impact of Winter Storm Uri

During February 2021, the state of Texas experienced a severe winter storm, Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity billings for a number of our properties during the month of and after the storm. For the three months ended March 31, 2022, we have incurred $1,701,000 of electricity expense compared to $8,905,000 for the three months ended March 31, 2021. See Part II - Item 1. Legal Proceedings for additional information.

Investment Objectives and Strategy: Hartman Advantage

Our primary investment objectives are to:

•	realize growth in the value of our investments;
•	preserve, protect and return stockholders’ capital contributions; and
•	grow net cash from operations and pay regular cash distributions to our stockholders.

We cannot assure our stockholders that we will achieve these objectives.

The cornerstone of our investment strategy is our discipline in acquiring a portfolio of real estate properties, specifically properties that are located in Texas, which offer a blend of current and potential income based on in place occupancy plus relatively significant potential for growth in income and value from re-tenanting; repositioning or redevelopment. We refer to this strategy as “value add” or the “Hartman Advantage.”

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

Our Real Estate Portfolio

As of March 31, 2022, we owned 44 commercial properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	79%	$1,711	$12.28	$12.15
Prestonwood Park	Dallas	105,783	73%	$1,640	$21.12	$20.58
Richardson Heights	Dallas	201,433	75%	$2,725	$18.13	$18.66
Cooper Street	Dallas	127,696	100%	$1,650	$12.92	$12.95
One Mason SC	Houston	75,183	90%	$925	$13.74	$13.34
Chelsea Square SC	Houston	70,275	75%	$553	$10.48	$10.46
Mission Center SC	Houston	112,971	93%	$943	$9.02	$9.00
Garden Oaks SC	Houston	106,858	99%	$1,817	$17.13	$16.89
Harwin	Houston	38,813	99%	$308	$7.98	$7.30
Fondren	Houston	93,196	98%	$1,001	$10.91	$10.98
Northeast Square SC	Houston	40,525	85%	$467	$13.62	$13.66
Walzem Plaza SC	San Antonio	182,713	72%	$1,556	$11.87	$11.92
Total - Retail		1,332,031	84%	$15,296	$13.64	$13.60
Office:
North Central Plaza	Dallas	198,374	73%	$2,121	$14.72	$14.69
Gateway Tower	Dallas	266,412	64%	$2,313	$13.66	$13.74
Bent Tree Green	Dallas	139,609	77%	$2,218	$20.74	$20.95
Parkway Plaza I&II	Dallas	136,506	83%	$1,738	$15.34	$15.17
Hillcrest	Dallas	203,688	79%	$2,252	$13.92	$13.90
Skymark	Dallas	115,700	81%	$1,774	$18.84	$18.81
Corporate Park Place	Dallas	113,429	75%	$1,116	$13.18	$12.85
Westway One	Dallas	165,982	65%	$2,180	$20.12	$21.41
Three Forest Plaza	Dallas	366,549	76%	$5,254	$18.85	$19.07
Spring Valley	Dallas	94,304	68%	$888	$13.93	$14.15
Tower Pavilion	Houston	87,589	84%	$833	$11.30	$11.18
The Preserve	Houston	218,689	92%	$2,862	$14.16	$14.08
Westheimer Central	Houston	182,506	80%	$1,646	$11.20	$11.04
11811 N Freeway	Houston	156,362	74%	$1,673	$14.50	$14.74
Atrium I	Houston	118,461	85%	$1,432	$14.29	$14.37
Atrium II	Houston	111,853	85%	$1,030	$11.16	$11.48
3100 Timmons	Houston	111,265	89%	$1,590	$16.08	$16.01
Cornerstone	Houston	71,008	72%	$613	$12.02	$14.47
Northchase	Houston	128,981	63%	$1,013	$12.54	$12.57
616 FM 1960	Houston	142,194	49%	$926	$13.39	$13.35
601 Sawyer	Houston	88,258	94%	$1,356	$16.33	$15.87
Gulf Plaza	Houston	120,651	77%	$1,846	$19.83	$20.04
Timbercreek Atrium	Houston	51,035	92%	$625	$13.26	$13.25
Copperfield	Houston	42,621	97%	$655	$15.87	$15.79
400 N. Belt	Houston	230,872	47%	$1,186	$10.83	$11.23
Ashford Crossing	Houston	158,451	84%	$1,867	$14.03	$13.93
Regency Square	Houston	64,063	85%	$551	$10.15	$10.15
Energy Plaza	San Antonio	180,119	88%	$3,119	$19.72	$19.53
One Technology Ctr	San Antonio	196,348	89%	$4,458	$25.37	$25.37
Total -office		4,261,879	76%	51,135	15.71	15.79
Industrial/Flex
Central Park	Dallas	73,099	97%	$600	$8.47	$8.45
Quitman	Houston	736,957	88%	$1,283	$1.97	$1.98
Mitchelldale	Houston	377,752	100%	$2,451	$6.52	$6.51
Total -Industrial/Flex		1,187,808	92%	$4,334	$3.95	$3.95

Grand Total		6,781,718	81%	$70,765	$12.93	$12.91

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to these policies during the three months ended March 31, 2022. See also Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2022 versus March 31, 2021.

As of March 31, 2022 and 2021, respectively, the Company owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of March 31, 2022 and 2021, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Revenues - The primary source of our revenue is rental revenues. For the three months ended March 31, 2022 and 2021, we had total revenues of $24,081,000 and $24,125,000, respectively. The decrease is attributable to a decrease in average net effective base rent per occupied square foot from $13.47 to $12.91, offset by an increase in overall occupancy from 78% to 81%.

Property operating expenses - Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees and property level administrative expenses including bad debt expense. For the three months ended March 31, 2022 and 2021, we had property operating expenses of $5,524,000 and $12,720,000, respectively. The decrease in property operating expenses is primarily due to the increase in electricity expenses as a direct result of the severe winter storm during February 2021, also known as Winter Storm Uri. See Part II - Item 1. Legal Proceedings and Note 14 - (Commitments and Contingencies) for additional information regarding Winter Storm Uri. For the three months ended March 31, 2022, we have incurred $1,701,000 of electricity expense compared to $8,905,000 for the three months ended March 31, 2021.

Real estate taxes and insurance - Real estate taxes and insurance for the three months ended March 31, 2022 and 2021 were $3,333,000 and $3,563,000, respectively. The decrease in real estate taxes and insurance is attributable to lower property tax assessments as a result of successful property tax protests and litigation.
Depreciation and amortization - Depreciation and amortization for the three months ended March 31, 2022 and 2021 were $6,517,000 and $6,661,000, respectively. The decrease is primarily related to a decrease in amortization expense of our in-place lease value intangibles, which typically have a shorter useful life compared to other real estate asset components.

General and administrative expenses - General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. General and administrative expenses for the three months ended March 31, 2022 and 2021 were $3,223,000 and $3,132,000, respectively.

Interest expense - Interest expense for the three months ended March 31, 2022 and 2021, was $2,083,000 and $2,034,000, respectively. The increase is due to overall increase in Notes Payable, net from $303,611,000 to $307,974,000 during the comparative periods.

Net income (loss) - We generated a net income (loss) of $217,000 and $(6,982,000) for the three months ended March 31, 2022 and 2021, respectively. The main driver was an increase in property operating expenses in March of 2021 as a result of Winter Storm Uri, as explained in the property operating expenses section above.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2022 and 2021, including a reconciliation of such non-GAAP financial performance measures to our net income (loss), in thousands.

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$217	$(6,982)
Depreciation and amortization of real estate assets	6,517	6,661
Funds from operations (FFO)	6,734	(321)
Organization and offering costs	9	4
Modified funds from operations (MFFO)	$6,743	$(317)

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through March 31, 2022, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Year ended December 31, 2011	$255	$242	$497
Year ended December 31, 2012	891	869	1,760
Year ended December 31, 2013	1,681	1,594	3,275
Year ended December 31, 2014	2,479	2,358	4,837
Year ended December 31, 2015	3,475	3,718	7,193
Year ended December 31, 2016	8,918	2,988	11,906
Year ended December 31, 2017	12,650	—	12,650
Year ended December 31, 2018	12,555	—	12,555
Year ended December 31, 2019	12,811	—	12,811
Year ended December 31, 2020	15,797	—	15,797
Year ended December 31, 2021	13,668	—	13,668
Quarter ended March 31, 2022	3,958	—	3,958
Total	$89,138	$11,769	$100,907
(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 40 days following the end of such month.
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

Distributions to non-controlling interests were $231,000 and $230,000 for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, we paid aggregate distributions of $3,958,000 in cash to common stockholders. During the same period, cash used in operating activities was $4,321,000 and our FFO was $6,734,000.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of March 31, 2022, our outstanding secured debt is $302,032,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets. We may borrow more than 50% of the contract purchase price of a real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

The consolidated financial statements as of March 31, 2022 include the accounts of the Company, our operating partnership and its subsidiaries, Hartman SPE, LLC, HIREIT, Advisor and Hartman XIX. Prior to October 1, 2018, our consolidated financial statements did not include Hartman SPE, LLC. Prior to July 1, 2020, our consolidated financial statements did not include HIREIT, Advisor or Hartman XIX.

Cash Flows from Operating Activities

For the three months ended March 31, 2022 and 2021, net cash used in operating activities was $4,321,000 versus $1,714,000, respectively. The increase in cash used in operating activities is primarily due to increase in cash used for accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the three months ended March 31, 2022 and 2021, net cash used in investing activities was $3,114,000 versus $2,871,000, respectively.

Cash Flows from Financing Activities

For the three months ended March 31, 2022 and 2021, net cash used in financing activities was $1,403,000 and $4,067,000, respectively. The decrease in cash used in financing activities is primarily due to proceeds from a new loan and increase in proceeds from borrowing from affiliate.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2022, our borrowings were not in excess of 300% of the value of our net assets.

As of March 31, 2022, we had notes payable totaling an aggregate principal amount of $309,720,000. For more information on our outstanding indebtedness, see Note 7 (Notes Payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company is a covenant guarantor for the secured mortgage indebtedness of VIEs in the total amount of $24,693,000 and $24,748,000 as of March 31, 2022 and December 31, 2021, respectively. The Company is not deemed to be the primary beneficiary of the VIEs. See Note 11 (Related Party Transactions).

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

Related-Party Transactions and Agreements
We have entered into management and advisory agreements with our affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 and Note 11 (Related Party Transactions) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager continues to dispute the amount of liability to Summer and intends to appeal the judgment. The outcome of the pending appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. Even if the Property Manager is ultimately successful in its appeal, it may take considerable time to resolve the matter. The Company had recognized its applicable share of the judgment amount, approximately $6,731,000, within the Company's consolidated statement of operations for fiscal year 2021. The Company has also recognized $370,000 of pre-judgment interest and attorney fees. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. At this time, the Company is unable to reasonably estimate an amount expected to be recovered from our tenants.

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

The COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K (Amendment No.1) for the year ended December 31, 2021, including:

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

Date: May 23, 2022
By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2022
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)