Form 10-Q
period 2022-06-30
Hartman Short Term Income Properties XX, Inc.
filed 2022-08-15
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 34,975,377 shares of the Registrant’s common stock issued and outstanding.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Real estate assets, at cost	$628,744	$620,585
Accumulated depreciation and amortization	(186,092)	(173,040)
Real estate assets, net	442,652	447,545

Cash and cash equivalents	206	285
Restricted cash	14,676	18,972
Accrued rent and accounts receivable, net	14,193	13,238
Note receivable - related party	1,726	1,726
Deferred leasing commission costs, net	10,342	10,487
Goodwill	250	250
Prepaid expenses and other assets	5,435	2,100
Real estate held for development	10,403	10,403
Due from related parties, net	1,133	115
Investment in affiliate	201	201
Total assets	$501,217	$505,322

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$298,770	$297,765
Notes payable - related party	17,244	6,012
Accounts payable and accrued expenses	34,050	38,471
Tenants' security deposits	5,962	5,756
Total liabilities	356,026	348,004

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 34,975,377 shares and 35,110,421 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	296,153	297,335
Accumulated distributions and net loss	(172,483)	(162,355)
Total stockholders' equity	123,705	135,015
Noncontrolling interests in subsidiaries	21,486	22,303
Total equity	145,191	157,318
Total liabilities and equity	$501,217	$505,322
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental revenues	$21,320	$21,614	$44,486	$44,824
Management and advisory income	1,120	1,291	2,035	2,206
Total revenues	22,440	22,905	46,521	47,030

Expenses (income)
Property operating expenses	7,525	6,717	13,049	19,437
Organization and offering costs	14	25	23	29
Real estate taxes and insurance	3,633	3,498	6,966	7,061
Depreciation and amortization	6,535	6,454	13,052	13,115
Management and advisory expenses	3,620	2,401	6,838	5,437
General and administrative	3,280	2,722	6,503	5,854
Interest expense	2,655	2,129	4,738	4,163
Interest and dividend income	(44)	(44)	(87)	(87)
Total expenses, net	27,218	23,902	51,082	55,009
Net loss	(4,778)	(997)	(4,561)	(7,979)
Net (loss) income attributable to noncontrolling interests	(112)	(99)	90	(463)
Net loss attributable to common stockholders	$(4,666)	$(898)	$(4,651)	$(7,516)
Net loss attributable to common stockholders per share	$(0.13)	$(0.03)	$(0.13)	$(0.21)
Weighted average number of common shares outstanding, basic and diluted	34,976	35,166	35,020	35,225
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at March 31, 2021	1	$—	35,316	$35	$299,123	$(145,302)	$153,856	$23,771	$177,627
Redemptions of common shares	—	—	(178)	—	(1,563)	—	(1,563)	—	(1,563)
Dividends and distributions (cash)	—	—	—	—	—	(3,394)	(3,394)	(159)	(3,553)
Net loss	—	—	—	—	—	(898)	(898)	(99)	(997)
Balance at June 30, 2021	1	$—	35,138	$35	$297,560	$(149,594)	$148,001	$23,513	$171,514

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at March 31, 2022	1	$—	34,976	$35	$296,156	$(166,298)	$129,893	$22,274	$152,167
Redemptions of common shares	—	—	—	—	(3)	—	(3)	—	(3)
Dividends and distributions (cash)	—	—	—	—	—	(1,519)	(1,519)	(676)	(2,195)
Net loss	—	—	—	—	—	(4,666)	(4,666)	(112)	(4,778)
Balance at June 30, 2022	1	$—	34,976	$35	$296,153	$(172,483)	$123,705	$21,486	$145,191

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2020	1	$—	35,318	$35	$299,375	$(135,633)	$163,777	$24,365	$188,142
Redemptions of common shares	—	—	(180)	—	(1,815)	—	(1,815)	—	(1,815)
Dividends and distributions (cash)	—	—	—	—	—	(6,445)	(6,445)	(389)	(6,834)
Net loss	—	—	—	—	—	(7,516)	(7,516)	(463)	(7,979)
Balance at June 30, 2021	1	$—	35,138	$35	$297,560	$(149,594)	$148,001	$23,513	$171,514

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2021	1	$—	35,111	$35	$297,335	$(162,355)	$135,015	$22,303	$157,318
Redemptions of common shares	—	—	(135)	—	(1,182)	—	(1,182)	—	(1,182)
Dividends and distributions (cash)	—	—	—	—	—	(5,477)	(5,477)	(907)	(6,384)
Net (loss) income	—	—	—	—	—	(4,651)	(4,651)	90	(4,561)
Balance at June 30, 2022	1	$—	34,976	$35	$296,153	$(172,483)	$123,705	$21,486	$145,191

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,561)	$(7,979)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
Stock based compensation	299	100
Depreciation and amortization	13,052	13,115
Deferred loan and lease commission costs amortization	1,227	1,224
Bad debt expense	762	309
Straight-line rent	654	(682)
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(2,371)	(1,341)
Deferred leasing commissions	(621)	(728)
Prepaid expenses and other assets	(3,335)	(1,796)
Accounts payable and accrued expenses	(3,040)	1,449
Due to/from related parties	(2,619)	(1,125)
Tenants' security deposits	206	58
Net cash provided by (used in) operating activities	(347)	2,604
Cash flows from investing activities:
Additions to real estate	(8,159)	(5,611)
Net cash used in investing activities	(8,159)	(5,611)
Cash flows from financing activities:
Distributions to common stockholders	(8,458)	(6,328)
Distributions to non-controlling interests	(890)	(389)
Repayments to affiliates	(1,870)	—
Borrowing from affiliate	14,346	3,563
Repayments under insurance premium finance note	(1,252)	(1,909)
Borrowings under term loan	2,645	—
Borrowings under insurance premium finance note	2,892	3,019
Repayments under term loan notes	(1,328)	(647)
Redemptions of common stock	(1,182)	(1,815)
Payment of deferred loan costs	(772)	—
Net cash provided by (used in) financing activities	4,131	(4,506)

Net change in cash and cash equivalents and restricted cash	(4,375)	(7,513)
Cash and cash equivalents and restricted cash, beginning of period	19,257	24,176
Cash and cash equivalents and restricted cash, end of period	$14,882	$16,663
Supplemental cash flow information:
Cash paid for interest	$4,170	$3,484
Supplemental disclosure of non-cash activities:
Decrease in interest payable from Hartman XXI settlement	$356	$—
Decrease in due from related parties from Hartman XXI settlement	$1,601	$—
Decrease in borrowing from affiliate from Hartman XXI settlement	$1,245	$—

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization and Business

Hartman Short Term Income Properties XX, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2011. As used herein, the “Company,” “we,” “us,” or “our” refer to Hartman Short Term Income Properties XX, Inc. and its consolidated subsidiaries, including Hartman XX Limited Partnership (the "Operating Partnership"), except where context otherwise requires.

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

As of June 30, 2022 and 2021, respectively, the Company owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of June 30, 2022 and 2021, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Previously, the Board of Directors (the "Board") of the Company established a share redemption program (the "Redemption Plan"), which permitted stockholders to sell their shares back to the Company, subject to certain significant conditions and limitations. On July 8, 2022, the Board voted to suspend the Redemption Plan to support the long-term fiscal health of the Company. Refer to Note 16 - Subsequent Events regarding suspension of the Redemption Plan.

The Company does not anticipate that there will be any market for its shares of common stock unless they are listed on a national securities exchange. In the event that Company shares of common stock are not listed or traded on an established securities exchange prior to the tenth anniversary of the completion or termination of the Company's initial public offering, which terminated on April 25, 2013, the Company's charter requires that the board of directors must seek the approval of the

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
stockholders of a plan to liquidate assets, unless the board of directors has obtained the approval of the stockholders (1) to defer the liquidation of our assets or (2) of an alternate strategy.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2021 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of June 30, 2022 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 2022, and the results of consolidated operations, consolidated statements of equity and consolidated statement of cash flows for the three and six months ended June 30, 2022 and 2021, The results of the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of June 30, 2022 and December 31, 2021 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions. As of June 30, 2022 and December 31, 2021 the Company had a bank overdraft of $3,895,000 and $2,710,000, respectively.

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements. As of June 30, 2022 and December 31, 2021, the Company had a restricted cash balance of $14,676,000 and $18,972,000, respectively.
Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties, as well as related party notes receivable. The Company considers the carrying value, other than notes payable, net, to approximate the fair value of these financial instruments based on the short duration between origination of the

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
instruments and their expected realization. Disclosure about the fair value of financial instruments is based on relevant information available as of June 30, 2022 and December 31, 2021.
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

The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASC 606, Revenue from Contracts with Customers ("ASC 606"). The Company’s rental revenue is also comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from ASC 606 and accounted for under ASC 842 - Leases. The Company elected to utilize the practical expedient provided by Accounting Standards Update (“ASU”) 2018-11 related to the separation of lease and non-lease components and as a result, rental revenues related to leases are reported on one line in the presentation within the consolidated statements of operations.

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

Impairment

The Company determines whether an impairment in value may have occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. During the six months ended June 30, 2022 and 2021, the Company concluded there were no such events or changes in circumstances requiring review of the Company's real estate assets.

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

For the three months ended June 30, 2022 and 2021, the Company incurred net loss of $4,778,000 and $997,000, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred net loss of $4,561,000 and $7,979,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income (loss) Per Share

The computations of basic and diluted income per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock. As of June 30, 2022 and 2021, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2022 and 2021 because no shares were issuable.

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

The SASB Loan requires that SPE LLC have a debt yield, as defined, greater than or equal to 12.50%. Debt yield is calculated by dividing annual net operating income by debt. The third and final one-year SASB Loan extension is within one year of the issuance of these consolidated financial statements. Uncertainty as to the Company's ability to exercise the next remaining SASB Loan extension option, require management to conclude, in accordance with guidance provided by ASU 2014-15, that there is a substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements solely on the basis of the uncertainty regarding the loan maturity extension of the SASB Loan. Management believes that SPE LLC will be able to extend the maturity date for the next one year period which will mitigate the maturity date issue.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassification

An item in the operating activities section of the comparative consolidated statement of cash flows has been reclassified to conform to the presentation adopted in the current period. Straight-line rent totaling $682,000 has been reclassified from the change in accrued rent and accounts receivable line item to a separate line item as an adjustment to reconcile net loss to net cash provided by operating activities.

Note 3 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	June 30, 2022	December 31, 2021
Land	$146,056	$146,056
Buildings and improvements	381,027	372,868
In-place lease value intangible	101,661	101,661
	628,744	620,585
Less: accumulated depreciation and amortization	(186,092)	(173,040)
Total real estate assets	$442,652	$447,545

       Depreciation expense for the three months ended June 30, 2022 and 2021 was $4,742,000 and $4,401,000, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $9,455,000 and $9,011,000, respectively. Amortization expense of in-place lease value intangible was $1,793,000 and $2,053,000 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense of in-place lease value intangible was $3,597,000 and $4,104,000 for the six months ended June 30, 2022 and 2021, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	June 30, 2022	December 31, 2021
In-place lease value intangible	$101,661	$101,661
In-place leases – accumulated amortization	(91,205)	(87,608)
Acquired lease intangible assets, net	$10,456	$14,053

As of June 30, 2022 and 2021, respectively, the Company owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of June 30, 2022 and 2021, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	June 30, 2022	December 31, 2021
Tenant receivables	$9,029	$6,652
Accrued rent	10,700	11,355
Allowance for uncollectible accounts	(5,536)	(4,769)
Accrued rents and accounts receivable, net	$14,193	$13,238

As of June 30, 2022 and December 31, 2021, the Company had an allowance for uncollectible accounts of $5,536,000 and $4,769,000, respectively. For the three months ended June 30, 2022 and 2021, the Company recorded bad debt expense in the

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
amount of $1,064,000 and $184,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the six months ended June 30, 2022 and 2021, the Company recorded bad debt expense in the amount of $762,000 and $309,000, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	June 30, 2022	December 31, 2021
Deferred leasing commissions costs	$20,969	$20,347
Less: accumulated amortization	(10,627)	(9,860)
Deferred leasing commission costs, net	$10,342	$10,487

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at June 30, 2022 is as follows, in thousands:

June 30,	Minimum Future Rents
2022	$66,737
2023	54,544
2024	40,414
2025	27,579
2026	20,427
Thereafter	29,014
Total	$238,715

Note 7 — Notes Payable

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $40,045,000 and $40,724,000 as of June 30, 2022 and December 31, 2021, respectively.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 9, 2021, the Company executed a one-year maturity date extension agreement to extend the maturity date to October 9, 2022. One option remains to extend for one additional one-year term. Notice to exercise the final one-year maturity extension option is due not less than 30 days nor more than 60 days from the current maturity date. The exercise of each extension option is subject to certain compliance and non-default requirements and a minimum debt yield of 12.5%.

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

Refer to Note 11 (Related Party Transactions) for information regarding the Company's unsecured promissory note with Hartman vREIT XXI, Inc.

The following is a summary of the Company’s notes payable, in thousands:

Property/Facility	Payment	Maturity Date	Rate	June 30, 2022	December 31, 2021
Richardson Heights (1)	P&I	July 1, 2041	4.61%	$15,858	$16,144
Cooper Street (1)	P&I	July 1, 2041	4.61%	6,883	6,995
Bent Tree Green (1)	P&I	July 1, 2041	4.61%	6,883	6,995
Mitchelldale (1)	P&I	July 1, 2041	4.61%	10,421	10,590
Hartman SPE LLC (2)	IO	October 9, 2022	3.13%	259,000	259,000
Hartman XXI	IO	October 31, 2022	10.00%	17,244	6,012
Fort Worth - EWB	P&I	February 25, 2023	4.25%	1,996	—
				$318,285	$305,736
Less: unamortized deferred loan costs				(2,271)	(1,959)
				$316,014	$303,777
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

The Company's loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method. Costs which have been deferred consist of the following, in thousands:

	June 30, 2022	December 31, 2021
Deferred loan costs	$6,171	$5,399
Less: deferred loan cost accumulated amortization	(3,900)	(3,440)
Total cost, net of accumulated amortization	$2,271	$1,959
Interest expense incurred for the three months ended June 30, 2022 and 2021 was $2,655,000 and $2,129,000, respectively, which includes amortization expense of deferred loan costs. Interest expense incurred for the six months ended June 30, 2022 and 2021 was $4,738,000 and $4,163,000, respectively, which includes amortization expense of deferred loan costs. Interest expense of $422,000 and $315,000 was payable as of June 30, 2022 and December 31, 2021, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $312,892,000 and $310,271,000 as compared to book value of $318,285,000 and $305,736,000 as of June 30, 2022 and December 31, 2021, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of June 30, 2022 and December 31, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders (in thousands)	$(4,666)	$(898)	$(4,651)	$(7,516)
Denominator:
Weighted average number of common shares outstanding, basic and diluted (in thousands)	34,976	35,166	35,020	35,225
Basic and diluted loss per common share:
Net loss attributable to common stockholders per share	$(0.13)	$(0.03)	$(0.13)	$(0.21)

Note 9 — Income Taxes

Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. The Company’s federal income tax returns for the years ended December 31, 2016, 2017, 2018, 2019, and 2020 have not been examined by the Internal Revenue Service. The Company’s federal income tax return for the year ended December 31, 2016 may be examined on or before September 15, 2022.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 — Real Estate Held for Development

The Company’s investment in real estate assets held for development consists of (i) an approximately 17-acre land parcel located in Fort Worth, Texas, currently being developed, (ii) a 10-acre land development located in Grand Prairie, Texas, to be developed and which was previously held for disposition by Hartman XIX, and (iii) one pad site development in progress acquired from HIREIT.

Note 11 — Related Party Transactions

Hartman Advisors LLC ("Advisor"), is a Texas limited liability company. Advisor is the sole member of Hartman vREIT XXI Advisor, LLC ("XXI Advisor"), which is the advisor for Hartman vREIT XXI, Inc. ("vREIT XXI"). vREIT XXI pays acquisition fees and asset management fees to the XXI Advisor in connection with the acquisition of properties and management of the Company. vREIT XXI pays property management and leasing commissions to the Property Manager in connection with the management and leasing of vREIT XXI's properties.

The table below shows the related party balances the Company owes to and is owed by, in thousands:

	June 30, 2022	December 31, 2021
Due to vREIT XXI	$(7)	$—
Due from other related parties	1,140	115
Total due from related parties, net	$1,133	$115

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to vREIT XXI in the face amount of $10,000,000 with an interest rate of 10% annually. This unsecured promissory note had an outstanding balance of $10,000,000 and $6,012,000 as of June 30, 2022 and December 31, 2021, respectively. In addition to the balance due under this note, the Company received advances from vREIT XXI totaling $7,244,000 which were outstanding as of June 30, 2022 and which were not covered by the unsecured promissory note referred to herein. The total balance of $17,244,000 as of as of June 30, 2022 has been included in Notes Payable - related party on the accompanying balance sheets. The Company recognized interest expense on the affiliate balance in the amount of $225,000 and $141,000 for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized interest expense on the affiliate balance in the amount of $356,000 and $210,000, respectively which is included in interest expense in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Company, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended, is December 31, 2022. This note receivable had an outstanding balance of $1,726,000 as of June 30, 2022 and December 31, 2021, respectively, which is included in notes receivable – related party in the accompanying consolidated balance sheets. For the three months ended June 30, 2022 and 2021, the Company recognized interest income on this affiliate note in the amounts of $44,000. For the six months ended June 30, 2022 and 2021, the Company recognized interest income on this affiliate note in the amounts of $87,000.

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

The Company is not deemed to be the primary beneficiary of Retail II Holdings, Retail III Holdings, or Ashford Bayou, each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings, Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements. The Company

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $24,639,000 as of June 30, 2022.

On March 29, 2021, Hartman Income REIT Property Holdings, LLC, a wholly owned subsidiary of Hartman XX Operating Partnership, LP, was added, by means of a joinder agreement, to a master credit facility agreement where vREIT XXI is the guarantor. The Company’s Atrium II office property was added to the collateral security for the master credit facility agreement where the borrowing base of the facility increased by $1,625,000.

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

Preferred Stock

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights, and privileges of such shares.  As of June 30, 2022 and December 31, 2021, respectively, the Company has 1,000 shares of convertible preferred stock issued and outstanding.

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

Stock-Based Compensation

On July 26, 2022, the Company approved of cash payments totaling $400,000 in lieu of unissued shares due to non-employee directors under the non-employee director's compensation plan. The Incentive Plan that provides for the issuance of the restricted common stock awards to non-employee director has expired and requires stockholder approval for modification or reinstatement. All non-employee director compensation will be cash based until incentive stock is available.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company previously awarded shares of restricted common stock to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares were fully vested when granted. These shares may not be sold while an independent director is serving on the board of directors. For the three months ended June 30, 2022 and 2021, respectively, the Company had granted, but not yet issued, 4,472 and 6,927 shares of restricted common stock to independent directors as compensation for services and recognized $50,000 and $78,000 as stock-based compensation expense for each period. For the six months ended June 30, 2022 and 2021, the Company granted, but not yet issued, 8,945 and 8,881 shares of restricted common stock to non-employee directors as compensation for services and recognized $100,000 and $100,000 as stock-based compensation expense for each period. Share based compensation expense is based upon the estimated fair value per share. Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2022
1st Quarter	$0.112	$3,958
2nd Quarter	0.128	4,500
Total 2022 year to date	$0.240	$8,458

2021
4th Quarter	$0.112	$3,927
3rd Quarter	0.104	3,662
2nd Quarter	0.092	3,246
1st Quarter	0.087	3,082
Total 2021	$0.395	$13,917

Note 13 - Incentive Award Plan
The Company previously adopted an incentive plan, called the Omnibus Stock Incentive Plan, (the “Incentive Plan”) that provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. The Incentive Plan has expired pursuant to its terms and requires stockholder approval for modification or reinstatement. The Company elected to pay accrued director's fees in cash, as stock compensation was not available.

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

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against Hartman Income REIT Management, Inc. (the “Property Manager”), a wholly owned subsidiary of the Company that manages our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8,400,000 from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8,400,000 claimed in the lawsuit, approximately $7,600,000 relates to wholly owned properties of the Company. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices.

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager continues to dispute the amount of liability to Summer and has appealed the judgment. The outcome of the appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. Even if the Property Manager is ultimately successful in its appeal, it may take considerable time to resolve the matter. The Company had recognized the share of the judgment amount applicable to wholly owned properties of the Company, approximately $6,731,000, within the Company's consolidated statement of operations for fiscal year 2021. The Company has also recognized $370,000 of pre-judgment interest and attorney fees. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. At this time, the Company is unable to reasonably estimate an amount expected to be recovered from our tenants.

On April 25, 2022, the Property Manager filed its supersedeas surety bond totaling $2,197,000 in order to suspend enforcement the judgment for the duration of the Property Manager's appeal. The share of the supersedeas surety bond applicable to wholly owned properties of the Company totaled $2,001,000 and is recorded in prepaid expenses and other assets on the Company's consolidated balance sheets.

Contingencies

Events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2022 have been prepared in light of these circumstances.

Proposed merger with Hartman XXI

On July 8, 2022, management recommended to the board of directors of the Company to delay the pursuit of the proposed merger transaction. As discussed in Note 16 (Subsequent Events), the Company suspended distributions to stockholders and suspended the Company's Redemption Plan.

Charter provision regarding liquidity or liquidation

The Company does not anticipate that there will be any market for its shares of common stock unless they are listed on a national securities exchange. In the event that Company shares of common stock are not listed or traded on an established securities exchange prior to the tenth anniversary of the completion or termination of the Company's initial public offering, which terminated on April 25, 2013, the Company's charter requires that the board of directors must seek the approval of the stockholders of a plan to liquidate assets, unless the board of directors has obtained the approval of the stockholders (1) to defer the liquidation of our assets or (2) of an alternate strategy.

Note 15 - Defined Contribution Plan

The Company sponsors a defined contribution pension plan, the Hartman 401(k) Profit Sharing Plan, covering substantially all of its full-time employees who are at least 21 years of age. Participants may annually contribute up to 100% of pretax annual compensation and any applicable catch-up contributions, as defined in the plan and subject to deferral limitations as set forth in Section 401(k) of the Internal Revenue Code. Participants may also contribute amounts representing distributions from other qualified benefit or defined contribution plans. The Company may make discretionary matching contributions. For the three months ended June 30, 2022 and 2021, the Company matched $100,000 and $98,000, respectively. For the six months ended June 30, 2022 and 2021, the Company matched $199,000 and $199,000, respectively. The Company had a stock match plan liability of $1,812,000 and $1,613,000 as of June 30, 2022 and December 31, 2021, respectively.

Note 16 - Subsequent Events

On July 8, 2022, the board of directors approved the following actions:

•the suspension of the payment of distributions to the Company's stockholders;

•the suspension of the Company's Redemption Plan; and

•the delay of the proposed merger with Hartman XXI.

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

As of June 30, 2022 we owned 44 commercial real properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas.

The SASB Loan outstanding as of June 30, 2022 has a maturity date of October 9, 2022, which is within one year of the date that this Quarterly Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the uncertainty regarding the SASB Loan maturity, as set forth in Accounting Standards Codification (ASC) 205-40, “Presentation of Financial Statements – Going Concern.”

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

Impact of Winter Storm Uri

During February 2021, the state of Texas experienced a severe winter storm, Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity billings for a number of our properties during the month of and after the storm. For the six months ended June 30, 2022, we have incurred $3,759,000 of electricity expense compared to $11,337,000 for the six months ended June 30, 2021. See Part II - Item 1. Legal Proceedings for additional information.

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

Our Real Estate Portfolio

As of June 30, 2022, we owned 44 commercial properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	76%	$1,510	$11.27	$11.28
Prestonwood Park	Dallas	105,783	76%	$1,732	$21.50	$21.00
Richardson Heights	Dallas	201,433	73%	$2,704	$18.30	$18.37
Cooper Street	Dallas	127,696	100%	$1,622	$12.70	$12.72
One Mason SC	Houston	75,183	90%	$1,044	$15.51	$15.43
Chelsea Square SC	Houston	70,275	77%	$576	$10.65	$10.64
Mission Center SC	Houston	112,971	91%	$949	$9.23	$9.29
Garden Oaks SC	Houston	106,858	99%	$1,835	$17.30	$17.32
Harwin	Houston	38,813	93%	$354	$9.85	$9.66
Fondren	Houston	93,196	92%	$904	$10.58	$10.71
Northeast Square SC	Houston	40,525	81%	$452	$13.74	$13.76
Walzem Plaza SC	San Antonio	182,713	72%	$1,579	$11.92	$11.91
Total - Retail		1,332,031	83%	$15,261	$13.79	$13.77
Office:
North Central Plaza	Dallas	198,374	73%	$2,160	$14.96	$14.90
Gateway Tower	Dallas	266,412	60%	$2,145	$13.40	$13.34
Bent Tree Green	Dallas	139,609	75%	$2,146	$20.58	$20.86
Parkway Plaza I&II	Dallas	136,506	80%	$1,720	$15.76	$15.77
Hillcrest	Dallas	203,688	79%	$2,292	$14.19	$14.32
Skymark	Dallas	115,700	85%	$1,859	$18.83	$18.84
Corporate Park Place	Dallas	113,429	74%	$1,105	$13.18	$12.91
Westway One	Dallas	165,982	65%	$2,183	$20.15	$20.38
Three Forest Plaza	Dallas	366,549	80%	$5,192	$17.77	$17.72
Spring Valley	Dallas	94,304	68%	$888	$13.93	$14.10
Tower Pavilion	Houston	87,589	91%	$881	$11.03	$10.92
The Preserve	Houston	218,689	90%	$2,833	$14.32	$14.23
Westheimer Central	Houston	182,506	76%	$1,582	$11.45	$12.26
11811 N Freeway	Houston	156,362	74%	$1,677	$14.41	$14.32
Atrium I	Houston	118,461	87%	$1,400	$13.66	$13.73
Atrium II	Houston	111,853	96%	$1,187	$11.16	$11.48
3100 Timmons	Houston	111,265	84%	$1,533	$16.31	$16.30
Cornerstone	Houston	71,008	70%	$636	$12.76	$12.44
Northchase	Houston	128,981	64%	$1,049	$12.71	$12.76
616 FM 1960	Houston	142,194	63%	$1,209	$13.42	$13.39
601 Sawyer	Houston	88,258	92%	$1,345	$16.60	$16.48
Gulf Plaza	Houston	120,651	77%	$1,952	$20.97	$21.36
Timbercreek Atrium	Houston	51,035	80%	$461	$11.28	$11.07
Copperfield	Houston	42,621	91%	$647	$16.66	$16.61
400 N. Belt	Houston	230,872	44%	$1,166	$11.50	$11.71
Ashford Crossing	Houston	158,451	86%	$1,869	$13.76	$13.46
Regency Square	Houston	64,063	89%	$569	$9.95	$10.02
Energy Plaza	San Antonio	180,119	90%	$3,255	$20.02	$20.03
One Technology Ctr	San Antonio	196,348	90%	$4,500	$25.34	$25.35
Total -office		4,261,879	77%	51,441	15.72	15.82
Industrial/Flex
Central Park	Dallas	73,099	97%	$609	$8.59	$8.61
Quitman	Houston	736,957	88%	$1,283	$1.97	$1.98
Mitchelldale	Houston	377,752	100%	$2,498	$6.61	$6.60
Total -Industrial/Flex		1,187,808	92%	$4,390	$4.00	$4.00

Grand Total		6,781,718	81%	$71,092	$12.98	$12.95

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to these policies during the three months ended June 30, 2022. See also Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2022 versus June 30, 2021.

As of June 30, 2022 and 2021, respectively, the Company owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of June 30, 2022 and 2021, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Revenues - The primary source of our revenue is rental revenues. For the three and six months ended June 30, 2022 and 2021, we had total revenues of $22,440,000 and $22,905,000, and $46,521,000 and $47,030,000, respectively. The decrease is attributable to a decrease in average net effective base rent per occupied square foot from $13.33 to $12.95, offset by an increase in overall occupancy from 78% to 81%.

Property operating expenses - Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees and property level administrative expenses including bad debt expense. For the three and six months ended June 30, 2022 and 2021, we incurred property operating expenses of $7,525,000 and $6,717,000, and $13,049,000 and $19,437,000, respectively. The decrease in property operating expenses over the six month period is primarily due to the increase in electricity expenses as a direct result of the severe winter storm during February 2021, also known as Winter Storm Uri. See Part II - Item 1. Legal Proceedings and Note 14 - (Commitments and Contingencies) for additional information regarding Winter Storm Uri. Electric utility expense for the six months ended June 30, 2022 was $3,759,000 compared to $11,337,000 for the six months ended June 30, 2021. The increase in property operating expenses over the three month period is primarily due to increase in bad debt expense from $184,000 during the three months ended June 30, 2021 to $1,064,000 during the three months ended June 30, 2022.

Real estate taxes and insurance - Real estate taxes and insurance for the three months ended June 30, 2022 and 2021 were $3,633,000 and $3,498,000, and $6,966,000 and $7,061,000, for the six months ended June 30, 2022 and 2021 and respectively. The decrease in real estate taxes and insurance over the six month period is attributable to lower property tax assessments as a result of successful property tax protests and litigation.
Depreciation and amortization - Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $6,535,000 and $6,454,000, respectively. For the six months ended June 30, 2022 and 2021, depreciation and amortization expense was $13,052,000 and $13,115,000, respectively. The increase over the three month period is primarily related to increase in additions to real estate. For the three months ended June 30, 2022 and 2021, the Company invested $5,045,000 and $2,740,000 in real estate additions, respectively.

General and administrative expenses - General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. General and administrative expenses for the three months ended June 30, 2022 and 2021 were $3,280,000 and $2,722,000, respectively. For the six months ended June 30, 2022 and 2021, General and administrative expenses were $6,503,000 and $5,854,000, respectively. The increase is primarily due to additional legal expenses incurred resulting from Summer Energy litigation.

Interest expense - Interest expense for the three months ended June 30, 2022 and 2021, was $2,655,000 and $2,129,000, respectively. For the six months ended June 30, 2022 and 2021, interest expense was $4,738,000 and $4,163,000, respectively. The increase is due to overall increase in Notes Payable, net from $304,375,000 to $316,014,000 during the comparative periods. Further, the interest rate on the Company's variable rate debt increased from 1.95% to 3.13% as of June 30, 2021 and 2022, respectively.

Net loss - We generated a net loss of $4,778,000 and $997,000 for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, we generated net loss $4,561,000 and $7,979,000. The main driver was an increase in property operating expenses in March of 2021 as a result of Winter Storm Uri, as explained in the property operating expenses section above.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2022 and 2021, including a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(4,778)	$(997)	$(4,561)	$(7,979)
Depreciation and amortization of real estate assets	6,535	6,454	13,052	13,115
Funds from operations (FFO)	1,757	5,457	8,491	5,136
Organization and offering costs	14	25	23	29
Modified funds from operations (MFFO)	$1,771	$5,482	$8,514	$5,165

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through June 30, 2022, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Year ended December 31, 2011	$255	$242	$497
Year ended December 31, 2012	891	869	1,760
Year ended December 31, 2013	1,681	1,594	3,275
Year ended December 31, 2014	2,479	2,358	4,837
Year ended December 31, 2015	3,475	3,718	7,193
Year ended December 31, 2016	8,918	2,988	11,906
Year ended December 31, 2017	12,650	—	12,650
Year ended December 31, 2018	12,555	—	12,555
Year ended December 31, 2019	12,811	—	12,811
Year ended December 31, 2020	15,797	—	15,797
Year ended December 31, 2021	13,668	—	13,668
Quarter ended March 31, 2022	3,958	—	3,958
Quarter ended June 30, 2022	4,500	—	4,500
Total	$93,638	$11,769	$105,407
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

Distributions to non-controlling interests were $676,000 and $159,000 for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, distributions to non-controlling interests were $907,000 and $389,000, respectively. For the six months ended June 30, 2022, we paid aggregate distributions of $8,458,000 in cash to common stockholders. During the same period, cash provided by operating activities was $347,000 and our FFO was $8,491,000.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of June 30, 2022, our outstanding secured debt is $301,041,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets. We may borrow more than 50% of the contract purchase price of a real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

The consolidated financial statements as of June 30, 2022 include the accounts of the Company, our operating partnership and its subsidiaries, Hartman SPE, LLC, HIREIT, Advisor and Hartman XIX. Prior to October 1, 2018, our consolidated financial statements did not include Hartman SPE, LLC. Prior to July 1, 2020, our consolidated financial statements did not include HIREIT, Advisor or Hartman XIX.

Cash Flows from Operating Activities

For the six months ended June 30, 2022 and 2021, net cash provided by operating activities was $347,000 versus $2,604,000, respectively. The decrease in cash is primarily due to payment of supersedeas surety bond totaling $2,001,000 and recorded in prepaid expenses and other current assets.

Cash Flows from Investing Activities

For the six months ended June 30, 2022 and 2021, net cash used in investing activities was $8,159,000 versus $5,611,000, respectively. All cash used in investing activities is applicable to the Company's investment in real estate related to tenant improvements and other capital expenditures.

Cash Flows from Financing Activities

For the six months ended June 30, 2022 and 2021, net cash provided by (used in) financing activities was $4,131,000 and $(4,506,000), respectively. The increase in cash provided by financing activities is primarily due to an increase in net borrowing from affiliate. The Company's note payable to related party affiliate increased by $11,232,000 over the six months ended June 30, 2022. The capital provided by related party financing was used to aid funding of capital expenditures of $5,045,000 during the three months ended June 30, 2022, the share of the supersedeas surety bond applicable to wholly owned properties of the Company totaling $2,001,000, insurance premium payments of $1,252,000, and loan fees of $772,000.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2022, our borrowings were not in excess of 300% of the value of our net assets.

As of June 30, 2022, we had notes payable totaling an aggregate principal amount of $318,285,000. For more information on our outstanding indebtedness, see Note 7 (Notes Payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company is a covenant guarantor for the secured mortgage indebtedness of VIEs in the total amount of $24,639,000 and $24,748,000 as of June 30, 2022 and December 31, 2021, respectively. The Company is not deemed to be the primary beneficiary of the VIEs. See Note 11 (Related Party Transactions).

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

Subsequent Events

Refer to Note 16 (Subsequent Events) to the consolidated financial statements included in this Quarterly Report for information regarding subsequent events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager continues to dispute the amount of liability to Summer and has appealed the judgment. The outcome of the appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. Even if the Property Manager is ultimately successful in its appeal, it may take considerable time to resolve the matter. The Company had recognized the share of the judgment amount applicable to wholly owned properties of the Company, approximately $6,731,000, within the Company's consolidated statement of operations for fiscal year 2021. The Company has also recognized $370,000 of pre-judgment interest and attorney fees. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. At this time, the Company is unable to reasonably estimate an amount expected to be recovered from our tenants.

On April 25, 2022, the Property Manager filed its supersedeas surety bond totaling $2,197,000 in order to suspend enforcement the judgment for the duration of the Property Manager's appeal. The share of the supersedeas surety bond applicable to wholly owned properties of the Company totaled $2,001,000 and is recorded in prepaid expenses and other assets on the Company's consolidated balance sheet.

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

The COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, including:

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

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager continues to dispute the amount of liability to Summer and has appealed the judgment. The outcome of the appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. Even if the Property Manager is ultimately successful in its appeal, it may take considerable time to resolve the matter.

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

Date: August 15, 2022
By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)