Form 10-Q
period 2022-09-30
Hartman Short Term Income Properties XX, Inc.
filed 2022-11-14
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 34,975,377 shares of the Registrant’s common stock issued and outstanding.

Hartman Short Term Income Properties XX, Inc. and Subsidiaries

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Real estate assets, at cost	$633,285	$620,585
Accumulated depreciation and amortization	(192,948)	(173,040)
Real estate assets, net	440,337	447,545

Cash and cash equivalents	462	285
Restricted cash	17,949	18,972
Accrued rent and accounts receivable, net	13,247	13,238
Note receivable - related party	1,726	1,726
Deferred leasing commission costs, net	10,114	10,487
Goodwill	250	250
Prepaid expenses and other assets	4,902	2,100
Real estate held for development	10,403	10,403
Due from related parties, net	1,246	115
Investment in affiliate	201	201
Total assets	$500,837	$505,322

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$298,729	$297,765
Notes payable - related party	17,168	6,012
Accounts payable and accrued expenses	39,542	38,471
Tenants' security deposits	6,088	5,756
Total liabilities	361,527	348,004

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 34,975,377 shares and 35,110,421 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	296,153	297,335
Accumulated distributions and net loss	(178,223)	(162,355)
Total stockholders' equity	117,965	135,015
Noncontrolling interests in subsidiaries	21,345	22,303
Total equity	139,310	157,318
Total liabilities and equity	$500,837	$505,322
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental revenues	$22,467	$21,567	$66,953	$66,391
Management and advisory income	1,014	1,561	3,049	3,767
Total revenues	23,481	23,128	70,002	70,158

Expenses (income)
Property operating expenses	7,748	7,046	20,797	26,483
Organization and offering costs	6	27	29	56
Real estate taxes and insurance	3,589	3,008	10,555	10,069
Depreciation and amortization	6,856	6,918	19,908	20,033
Management and advisory expenses	2,911	4,066	9,749	9,503
Debt issuance costs write off	1,018	—	1,018	—
General and administrative	3,413	2,524	9,916	8,378
Interest expense	3,789	2,133	8,527	6,296
Interest and dividend income	(45)	(44)	(132)	(131)
Total expenses, net	29,285	25,678	80,367	80,687
Net loss	(5,804)	(2,550)	(10,365)	(10,529)
Net (loss) income attributable to noncontrolling interests	(64)	(88)	26	(551)
Net loss attributable to common stockholders	$(5,740)	$(2,462)	$(10,391)	$(9,978)
Net loss attributable to common stockholders per share	$(0.16)	$(0.07)	$(0.30)	$(0.28)
Weighted average number of common shares outstanding, basic and diluted	34,976	35,134	35,005	35,188
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at June 30, 2021	1	$—	35,138	$35	$297,560	$(149,594)	$148,001	$23,513	$171,514
Redemptions of common shares	—	—	(51)	—	(530)	—	(530)	—	(530)
Dividends and distributions (cash)	—	—	—	—	—	(3,966)	(3,966)	(232)	(4,198)
Net loss	—	—	—	—	—	(2,462)	(2,462)	(88)	(2,550)
Balance at September 30, 2021	1	$—	35,087	$35	$297,030	$(156,022)	$141,043	$23,193	$164,236

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at June 30, 2022	1	$—	34,976	$35	$296,153	$(172,483)	$123,705	$21,486	$145,191
Dividends and distributions (cash)	—	—	—	—	—	—	—	(77)	(77)
Net loss	—	—	—	—	—	(5,740)	(5,740)	(64)	(5,804)
Balance at September 30, 2022	1	$—	34,976	$35	$296,153	$(178,223)	$117,965	$21,345	$139,310

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2020	1	$—	35,318	$35	$299,375	$(135,633)	$163,777	$24,365	$188,142
Redemptions of common shares	—	—	(231)		(2,345)	—	(2,345)	—	(2,345)
Dividends and distributions (cash)	—	—	—	—	—	(10,411)	(10,411)	(621)	(11,032)
Net loss	—	—	—	—	—	(9,978)	(9,978)	(551)	(10,529)
Balance at September 30, 2021	1	$—	35,087	$35	$297,030	$(156,022)	$141,043	$23,193	$164,236

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2021	1	$—	35,111	$35	$297,335	$(162,355)	$135,015	$22,303	$157,318
Redemptions of common shares	—	—	(135)	—	(1,182)	—	(1,182)	—	(1,182)
Dividends and distributions (cash)	—	—	—	—	—	(5,477)	(5,477)	(984)	(6,461)
Net (loss) income	—	—	—	—	—	(10,391)	(10,391)	26	(10,365)
Balance at September 30, 2022	1	$—	34,976	$35	$296,153	$(178,223)	$117,965	$21,345	$139,310

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,365)	$(10,529)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	298	150
Depreciation and amortization	19,908	20,033
Deferred loan and lease commission costs amortization	1,850	1,849
Bad debt expense	1,685	1,115
Straight-line rent	776	(976)
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(2,470)	(1,812)
Deferred leasing commissions	(787)	(944)
Prepaid expenses and other assets	(2,802)	(1,296)
Accounts payable and accrued expenses	3,611	6,090
Due to/from related parties	(3,666)	(2,126)
Tenants' security deposits	332	217
Net cash provided by operating activities	8,370	11,771
Cash flows from investing activities:
Additions to real estate	(12,700)	(9,906)
Net cash used in investing activities	(12,700)	(9,906)
Cash flows from financing activities:
Distributions to common stockholders	(8,458)	(9,990)
Distributions to non-controlling interests	(966)	(621)
Repayments to affiliates	(2,417)	—
Borrowings from affiliate	15,312	5,163
Repayments under insurance premium finance note	(1,973)	(2,519)
Borrowings under insurance premium finance note	2,892	3,019
Borrowings under term loan	2,645	—
Repayments under term loan notes	(2,327)	(978)
Redemptions of common stock	(1,182)	(2,345)
Payment of deferred loan costs	(43)	(19)
Net cash provided by (used in) financing activities	3,483	(8,290)

Net change in cash and cash equivalents and restricted cash	(846)	(6,425)
Cash and cash equivalents and restricted cash, beginning of period	19,257	24,176
Cash and cash equivalents and restricted cash, end of period	$18,411	$17,751
Supplemental cash flow information:
Cash paid for interest	$6,762	$5,212
Supplemental disclosure of non-cash activities:
Decrease in interest payable from Hartman XXI settlement	$795	$—
Decrease in due from related parties from Hartman XXI settlement	$2,535	$—
Decrease in borrowing from affiliate from Hartman XXI settlement	$1,740	$—

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

On July 19, 2018, we entered into a limited liability company agreement with our affiliates Hartman Income REIT, Inc. (“HIREIT”), Hartman Short Term Income Properties XIX, Inc. (“Hartman XIX”) and Hartman vREIT XXI, Inc. (“vREIT XXI”) to form Hartman SPE, LLC ("SPE LLC" or the "SASB Loan Borrower"), a special purpose entity.

On October 1, 2018, the SASB Loan Borrower, as borrower, and Goldman Sachs Mortgage Company entered into a term loan agreement pursuant to which the lender made a term loan to SPE LLC in the principal amount of $259,000,000.

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

As of September 30, 2022 and 2021, respectively, the Company owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of September 30, 2022 and 2021, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

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

The independent directors of the Company’s board of directors have begun a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. As a part of its strategic review, the independent directors engaged a third party to serve as a strategic advisor to the Board. On October 14, 2022, the Company’s board of directors formed a new Executive Committee whose duties include, among other items, the continuation of the review of strategic alternatives with the objective of maximizing shareholder value.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2021 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of September 30, 2022 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2022, and the results of consolidated operations, consolidated statements of equity and consolidated statement of cash flows for the three and nine months ended September 30, 2022 and 2021. The results of the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of September 30, 2022 and December 31, 2021 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions. As of September 30, 2022 and December 31, 2021 the Company had a bank overdraft of $4,902,000 and $2,710,000, respectively.

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements. As of September 30, 2022 and December 31, 2021, the Company had a restricted cash balance of $17,949,000 and $18,972,000, respectively.
Financial Instruments

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, accounts payable and accrued expenses and balances due to/due from related parties, as well as related party notes receivable. The Company considers the carrying value, other than notes payable, net, to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. Disclosure about the fair value of financial instruments is based on relevant information available as of September 30, 2022 and December 31, 2021.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fee	Performance Obligation Satisfied	Timing of Payment	Description
Property Management	Over time	Due monthly	The Company provides property management services on a contractual basis for owners of and investors in office and retail properties. The Company is compensated for our services through a monthly management fee earned based on a percentage of effective gross revenue of the managed property. We are also often reimbursed for our administrative and payroll costs directly attributable to the properties under management. Revenue is recognized at the end of each month.
Property Leasing and Property Acquisition Services	Point in time (upon close of a transaction)	Upon completion	The Company provides strategic advice and execution for owners, investors, and occupiers of real estate in connection with the leasing of office and retail space. The Company is compensated for our services in the form of a commission and, in some instances may earn various forms of variable incentive consideration. Commission is paid upon the occurrence of certain contractual event. For leases, the Company typically satisfies its performance obligation at a point in time when control is transferred. Revenue is recognized in an amount equal to the fees charged by unaffiliated persons rendering comparable services. For acquisitions, our commission is typically paid at the closing date of sale, which represents transfer of control of services to the customer.
Asset Management	Over time	Due monthly	The Company earns asset management advisory fees on a recurring, monthly basis for certain properties. The Company is compensated on a monthly basis based on a fixed percentage of respective asset value.
Construction Management	Point in time (upon close of project)	Upon completion	Construction management services are performed on a contractual basis for owners of an investors in office and retail properties. The Company is compensated for its services upon completion of a project, when its performance obligation has been completed.

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

Impairment

The Company determines whether an impairment in value may have occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. During the nine months ended September 30, 2022 and 2021, the Company concluded there were no such events or changes in circumstances requiring review of the Company's real estate assets.

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

For the three months ended September 30, 2022 and 2021, the Company incurred net loss of $5,804,000 and $2,550,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred net loss of $10,365,000 and $10,529,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income (Loss) Per Share

The computations of basic and diluted income (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock. As of September 30, 2022 and 2021, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 because no shares were issuable.

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

Going Concern Evaluation

Pursuant to ASC 205-40, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Hartman SPE, LLC loan agreement (the “SASB Loan”) had an initial maturity date of October 9, 2020. The SASB Loan provides for three successive one-year maturity date extensions. On October 9, 2022, SPE LLC executed the third and final maturity date extension agreement to extend the maturity to October 9, 2023.

The October 9, 2023 SASB Loan maturity date is within one year of the issuance of these consolidated financial statements. Uncertainty as to the Company's ability to obtain financing to satisfy the existing SASB Loan obligation requires management to conclude, in accordance with guidance provided by ASU 2014-15, that there is a substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements. Management believes that the SASB Loan Borrower will be able to obtain financing to replace the SASB Loan prior to the October 9, 2023 maturity date.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassification

An item in the operating activities section of the comparative consolidated statement of cash flows has been reclassified to conform to the presentation adopted in the current period. Straight-line rent totaling $976,000 has been reclassified from the change in accrued rent and accounts receivable line item to a separate line item as an adjustment to reconcile net loss to net cash provided by operating activities.

Note 3 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	September 30, 2022	December 31, 2021
Land	$146,056	$146,056
Buildings and improvements	385,568	372,868
In-place lease value intangible	101,661	101,661
	633,285	620,585
Less: accumulated depreciation and amortization	(192,948)	(173,040)
Total real estate assets	$440,337	$447,545

Depreciation expense for the three months ended September 30, 2022 and 2021 was $5,063,000 and $4,900,000, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $14,519,000 and $13,911,000, respectively. Amortization expense of in-place lease value intangible was $1,793,000 and $2,018,000 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense of in-place lease value intangible was $5,389,000 and $6,122,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	September 30, 2022	December 31, 2021
In-place lease value intangible	$101,661	$101,661
In-place leases – accumulated amortization	(92,997)	(87,608)
Acquired lease intangible assets, net	$8,664	$14,053

As of September 30, 2022 and 2021, respectively, the Company owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of September 30, 2022 and 2021, respectively, the Company owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	September 30, 2022	December 31, 2021
Tenant receivables	$9,116	$6,652
Accrued rent	10,577	11,355
Allowance for uncollectible accounts	(6,446)	(4,769)
Accrued rents and accounts receivable, net	$13,247	$13,238

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2022 and December 31, 2021, the Company had an allowance for uncollectible accounts of $6,446,000 and $4,769,000, respectively. For the three months ended September 30, 2022 and 2021, the Company recorded bad debt expense in the amount of $924,000 and $806,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the nine months ended September 30, 2022 and 2021, the Company recorded bad debt expense in the amount of $1,685,000 and $1,115,000, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	September 30, 2022	December 31, 2021
Deferred leasing commissions costs	$21,134	$20,347
Less: accumulated amortization	(11,020)	(9,860)
Deferred leasing commission costs, net	$10,114	$10,487

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at September 30, 2022 is as follows, in thousands:

September 30,	Minimum Future Rents
2022	$66,991
2023	54,799
2024	40,244
2025	27,545
2026	20,172
Thereafter	29,788
Total	$239,539

Note 7 — Notes Payable

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $39,699,000 and $40,724,000 as of September 30, 2022 and December 31, 2021, respectively.

On October 1, 2018, the Company, through the SASB Loan Borrower, and Goldman Sachs Mortgage Company entered into the $259,000,000 SASB Loan agreement (the "SASB Loan"). The Company together with its affiliates HIREIT, Hartman XIX and vREIT XXI, contributed a total of 39 commercial real estate properties to the SASB Loan Borrower in exchange for membership interests in the SASB Loan Borrower.

The term of the SASB Loan is comprised of an initial two-year term with three one-year extension options. Each extension option is subject to certain conditions precedent including (i) no default then outstanding, (ii) 30 days prior written notice, (iii) the properties must have a specified in-place net operating income debt yield and (iv) purchase of an interest rate cap as described below for the exercised option term or terms.

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The outstanding principal of the SASB loan bears interest at the one-month LIBOR rate plus 1.8%. The SASB Loan is subject to an interest rate cap arrangement which caps LIBOR at 3.75% during the initial term and any extensions of the SASB Loan.

On October 9, 2022, the SASB Loan Borrower exercised the third and final one-year maturity date extension agreement to extend the maturity date to October 9, 2023. The SASB Loan contains various customary covenants, including but not limited to financial covenants, covenants requiring monthly deposits in respect of certain property costs, such as taxes, insurance, tenant improvements, and leasing commissions, covenants imposing restrictions on indebtedness and liens, and restrictions on investments and participation in other asset disposition, merger or business combination or dissolution transactions. The SASB Loan is secured by, among other things, mortgages on the Properties. The Company is the sole guarantor.

On February 10, 2022, the Company executed a $2,645,000 promissory note with East West Bank, resulting in net proceeds of $2,528,000. The promissory note is secured by the Company's 17 acre development site located in Fort Worth, Texas and is payable in monthly installments of principal and interest until the maturity date of February 25, 2023.

Refer to Note 11 (Related Party Transactions) and Note 16 (Subsequent Events) for information regarding the Company's unsecured promissory note with Hartman vREIT XXI, Inc.

The following is a summary of the Company’s notes payable, in thousands:

Property/Facility	Payment	Maturity Date	Rate	September 30, 2022	December 31, 2021
Richardson Heights (1)	P&I	July 1, 2041	4.61%	$15,713	$16,144
Cooper Street (1)	P&I	July 1, 2041	4.61%	6,826	6,995
Bent Tree Green (1)	P&I	July 1, 2041	4.61%	6,826	6,995
Mitchelldale (1)	P&I	July 1, 2041	4.61%	10,334	10,590
Hartman SPE LLC (2)	IO	October 9, 2023	4.94%	259,000	259,000
Hartman XXI	IO	October 31, 2022	10.00%	17,168	6,012
Fort Worth - EWB	P&I	February 25, 2023	4.25%	1,343	—
				$317,210	$305,736
Less: unamortized deferred loan costs				(1,313)	(1,959)
				$315,897	$303,777
(1)    Each promissory note contains a call option wherein the holder of the promissory note may declare the outstanding balance due and payable on either July 1, 2024, July 1, 2029, July 1, 2034, or July 1, 2039.
(2)    On October 9, 2022, the Company executed the third and final one-year maturity date extension to October 9, 2023.

The Company's loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method. Costs which have been deferred consist of the following, in thousands:

	September 30, 2022	December 31, 2021
Deferred loan costs	$5,443	$5,399
Less: deferred loan cost accumulated amortization	(4,130)	(3,440)
Total cost, net of accumulated amortization	$1,313	$1,959
Interest expense incurred for the three months ended September 30, 2022 and 2021 was $3,789,000 and $2,133,000, respectively, which includes amortization expense of deferred loan costs. Interest expense incurred for the nine months ended September 30, 2022 and 2021 was $8,527,000 and $6,296,000, respectively, which includes amortization expense of deferred loan costs. Interest expense of $596,000 and $315,000 was payable as of September 30, 2022 and December 31, 2021, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Fair Value of Debt

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $308,358,000 and $310,271,000 as compared to book value of $317,210,000 and $305,736,000 as of September 30, 2022 and December 31, 2021, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of September 30, 2022 and December 31, 2021.

Note 8 — Income (Loss) Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders (in thousands)	$(5,740)	$(2,462)	$(10,391)	$(9,978)
Denominator:
Weighted average number of common shares outstanding, basic and diluted (in thousands)	34,976	35,134	35,005	35,188
Basic and diluted loss per common share:
Net loss attributable to common stockholders per share	$(0.16)	$(0.07)	$(0.30)	$(0.28)

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10 — Real Estate Held for Development

The Company’s investment in real estate assets held for development consists of (i) an approximately 17-acre land parcel located in Fort Worth, Texas, (ii) a 10-acre land development located in Grand Prairie, Texas, and which was previously held for disposition by Hartman XIX, and (iii) one pad site development acquired from HIREIT.

Note 11 — Related Party Transactions

Hartman Advisors LLC ("Advisor"), is a Texas limited liability company. Advisor is the sole member of Hartman vREIT XXI Advisor, LLC ("XXI Advisor"), which is the advisor for vREIT XXI. vREIT XXI pays acquisition fees and asset management fees to the XXI Advisor in connection with the acquisition of properties and management of the Company. vREIT XXI pays property management and leasing commissions to the Property Manager in connection with the management and leasing of vREIT XXI's properties.

The table below shows the related party balances the Company owes to and is owed by, in thousands:

	September 30, 2022	December 31, 2021
Due to vREIT XXI	$(11)	$—
Due from other related parties	1,257	115
Total due from related parties, net	$1,246	$115

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to vREIT XXI in the face amount of $10,000,000 with an interest rate of 10% annually. This unsecured promissory note had an outstanding balance of $10,000,000 and $6,012,000 as of September 30, 2022 and December 31, 2021, respectively. In addition to the balance due under this note, the Company received advances from vREIT XXI totaling $7,168,000 which were outstanding as of September 30, 2022 and which were not covered by the unsecured promissory note referred to herein. The total balance of $17,168,000 as of as of September 30, 2022 has been included in Notes Payable - related party on the accompanying balance sheets. The Company recognized interest expense on the affiliate balance in the amount of $439,000 and $262,000 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized interest expense on the affiliate balance in the amount of $795,000 and $400,000, respectively which is included in interest expense in the accompanying consolidated statements of operations. Refer to Note 16 (Subsequent Events) regarding the lapsed maturity of the unsecured promissory note.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Company, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended, is December 31, 2022. This note receivable had an outstanding balance of $1,726,000 as of September 30, 2022 and December 31, 2021, respectively, which is included in notes receivable – related party in the accompanying consolidated balance sheets. For the three months ended September 30, 2022 and 2021, the Company recognized interest income on this affiliate note in the amounts of $44,000. For the nine months ended September 30, 2022 and 2021, the Company recognized interest income on this affiliate note in the amounts of $130,000.

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

The Company is not deemed to be the primary beneficiary of Retail II Holdings, Retail III Holdings, or Ashford Bayou, each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings, Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements. The Company is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $24,587,000 as of

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2022. There have been no claims on the covenants and management does not expect any claims or financial obligations with respect to the covenant guarantees.

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

For the nine months ended September 30, 2022, the Company, the Advisor, and the Property Manager (collectively the "Settlement Parties") settled amounts owed to Hartman vREIT XXI with amounts owed by Hartman vREIT XXI to the Settlement Parties. The settlement resulted in the reduction of $795,000 of interest payable and reduction of $1,740,000 in principal of the unsecured promissory note from Hartman vREIT XXI in exchange for the reduction of $2,535,000 in unpaid advisory and management fees owed from Hartman vREIT XXI.

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

Preferred Stock

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights, and privileges of such shares.  As of September 30, 2022 and December 31, 2021, respectively, the Company has 1,000 shares of convertible preferred stock issued and outstanding.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

On July 26, 2022, the Board approved of cash payments totaling $400,000 in lieu of unissued shares due to non-employee directors under the non-employee director's compensation plan. The Incentive Plan that provides for the issuance of the restricted common stock awards to non-employee director has expired and requires stockholder approval for modification or reinstatement. All non-employee director compensation will be cash based until incentive stock is available.

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2022
1st Quarter	$0.112	$3,958
2nd Quarter	0.128	4,500
3rd Quarter	—	—
Total 2022 year to date	$0.240	$8,458

2021
4th Quarter	$0.112	$3,927
3rd Quarter	0.104	3,662
2nd Quarter	0.092	3,246
1st Quarter	0.087	3,082
Total 2021	$0.395	$13,917

On July 8, 2022, the board of directors approved the suspension of the payment of distributions to the Company's stockholders.

Note 13 - Incentive Award Plan
The Company previously adopted an incentive plan, called the Omnibus Stock Incentive Plan, (the “Incentive Plan”) that provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. The Incentive Plan has expired pursuant to its terms and requires stockholder approval for modification or reinstatement. The Board approved the payment of accrued director's fees in cash, as stock compensation was not available.

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

Contingencies

Events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2022 have been prepared in light of these circumstances.

Proposed merger with Hartman XXI

The Company is continuing to evaluate the timing for a proposed merger with vREIT XXI. The Company believes that the achievable synergy resulting from the merger is compelling and intends to pursue the merger at the appropriate time.

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

The independent directors of the Company’s board of directors have begun a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. On October 14, 2022, the Company’s board of directors formed a new Executive Committee to continue the review of strategic alternatives with the objective of maximizing shareholder value.

Note 15 - Defined Contribution Plan

The Company sponsors a defined contribution pension plan, the Hartman 401(k) Profit Sharing Plan, covering substantially all of its full-time employees who are at least 21 years of age. Participants may annually contribute up to 100% of pretax annual compensation and any applicable catch-up contributions, as defined in the plan and subject to deferral limitations as set forth in Section 401(k) of the Internal Revenue Code. Participants may also contribute amounts representing distributions from other qualified benefit or defined contribution plans. The Company may make discretionary matching contributions. For the three months ended September 30, 2022 and 2021, the Company matched $99,000 and $98,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company matched $298,000 and $199,000, respectively. The Company had a stock match plan liability of $1,911,000 and $1,613,000 as of September 30, 2022 and December 31, 2021, respectively.

Note 16 - Subsequent Events

On October 19, 2022, the SASB Loan Borrower received a notice from the loan servicer of the SASB Loan in connection with an event of default due to the noncompliance with the loan agreement's insurance requirements relating to a single property. The event of default was previously waived for the sole purpose of exercising the option to extend the SASB Loan term. The event of default triggers the cash management provisions under the SASB Loan agreement, however, cash management has not yet been implemented. Management is working to obtain coverage that is acceptable to the lender and cure the event of default.

The Company's unsecured promissory note payable to Hartman vREIT XXI, Inc., which has a maturity date of October 31, 2022, remains unpaid and is currently in maturity default. Management intends to pursue a waiver of the maturity date. The loan parties are in negotiations to address the unsecured promissory note. It is uncertain when an agreement will be reached.

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

Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have had a net loss for each annual period since our inception;
•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
•	the extent to which the ongoing COVID-19 pandemic impacts our financial condition, results of operations and cash flows depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its impact on the U.S. economy and potential changes in customer behavior that could adversely affect the use of and demand for office space;
•	the financial condition of our customers could deteriorate or further worsen, which could be further exacerbated by the COVID-19 pandemic;
•	our assumptions regarding potential losses related to customer financial difficulties due to the COVID-19 pandemic or otherwise could prove incorrect;
•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
•	changes in global, national, regional or local economic, demographic or capital market conditions, including volatility as a result of the current ongoing conflict between Russia and Ukraine and the rapidly evolving measures in response;
•	legislative or regulatory changes, including changes to laws governing REITS;
•	construction costs that may exceed estimates or construction delays;
•	increases in interest rates;
•	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate maturity date extensions or other modifications to the terms of our existing financing arrangements to the extent necessary (see Note 2 - Summary of Significant Accounting Policies - Going Concern Evaluation, to the consolidated financial statements included in this Quarterly Report;
•	foreclosure or other actions initiated by lenders in response to defaults on loans secured by our assets;
•	availability of credit or significant disruption in the credit markets;
•	litigation risks, including without limitation the outcome of our appeal related to the pricing of electricity provided to certain of our properties during the severe winter weather experienced in Texas (see Part II- Item 1.Legal Proceedings and Note 14 - Commitments and Contingencies, to the consolidated financial statements included in this Quarterly Report);
•	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
•	inability to obtain new tenants upon the expiration of existing leases at our properties;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our ability to retain our executive officers and other key personnel; and
•	changes to generally accepted accounting principles in the United States of America (GAAP).

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

As of September 30, 2022 we owned 44 commercial real properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas.

The SASB Loan outstanding as of September 30, 2022 has a final extended maturity date of October 9, 2023, which is within one year of the date that this Quarterly Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the uncertainty regarding the SASB Loan maturity, as set forth in Accounting Standards Codification (ASC) 205-40, “Presentation of Financial Statements – Going Concern.”

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

The current economic slowdown, rising interest rate environment, and inflation, have had a negative impact on the office real estate market and our Company. See Liquidity and Capital Resource section below.

On July 8, 2022, our board of directors approved the suspension of the payment of distributions to our stockholders, effective immediately. Our board of directors, in consultation with management, will continue to monitor our operations and intends to resume distributions at a time and level determined to be prudent in relation to our other cash requirements or in order to maintain our REIT status for federal income tax purposes. However, it is impossible to predict if or when we will be able to resume the payment of distributions.

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders. We are internally managed by our subsidiary, Hartman Income REIT Management, Inc. Our property manager is responsible for operating, leasing and maintaining our properties.

Impact of the COVID-19 Pandemic

Since the first quarter of 2020, the COVID-19 pandemic has significantly impacted the global and U.S. economies. The Company’s properties are all located in Texas in the metropolitan areas of Houston, Dallas and San Antonio. The COVID-19 pandemic continues to be one of the most significant risks and uncertainties facing the real estate industry generally, and in particular REITs like ours that own office property. We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. During 2021 and for the first three quarters of 2022, the physical occupancy of our office properties remained lower than pre-pandemic levels. Even after the pandemic has ceased to be active, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations. See previously disclosed Risk Factors for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Investment Objectives and Strategy

We have invested in a diverse portfolio of real estate investments. As of September 30, 2022, we owned 29 office properties, 12 retail properties, and 3 industrial/flex properties. Historically, we have relied on a value add acquisition and development strategy, focused specifically properties located in Texas, to realize growth in the value of our investments, grow net cash from operations, and pay regular cash distributions to our stockholders.

The current economic slowdown, rising interest rate environment, inflation, and the COVID-19 pandemic have had a negative impact on our Company. Effective July 8, 2022, we have suspended the payment of distributions and seek to preserve capital to secure the Company's financial health on an ongoing basis.

We have changed our investment objectives and strategy to preserve the long-term health of the Company, and we do not anticipate acquiring any properties in the near future. Management and the Executive Committee of our Board of Directors are in the process of identifying, examining, and evaluating a range of strategic alternatives with the objective of maximizing shareholder value.

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

Our Real Estate Portfolio

As of September 30, 2022, we owned 44 commercial properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	75%	$1,560	$11.81	$11.79
Prestonwood Park	Dallas	105,783	84%	$1,779	$19.96	$19.57
Richardson Heights	Dallas	201,433	76%	$2,696	$17.56	$17.56
Cooper Street	Dallas	127,696	100%	$1,625	$12.73	$12.75
One Mason SC	Houston	75,183	91%	$1,047	$15.24	$15.26
Chelsea Square SC	Houston	70,275	66%	$534	$11.49	$12.00
Mission Center SC	Houston	112,971	90%	$953	$9.38	$9.43
Garden Oaks SC	Houston	106,858	99%	$1,835	$17.30	$17.33
Harwin	Houston	38,813	99%	$384	$9.95	$9.52
Fondren	Houston	93,196	92%	$911	$10.66	$10.75
Northeast Square SC	Houston	40,525	85%	$469	$13.68	$13.52
Walzem Plaza SC	San Antonio	182,713	72%	$1,589	$12.00	$12.00
Total - Retail		1,332,031	84%	$15,382	$13.78	$13.77
Office:
North Central Plaza	Dallas	198,374	69%	$2,038	$14.95	$14.96
Gateway Tower	Dallas	266,412	60%	$2,103	$13.20	$13.32
Bent Tree Green	Dallas	139,609	70%	$2,024	$20.58	$20.47
Parkway Plaza I&II	Dallas	136,506	79%	$1,678	$15.55	$15.45
Hillcrest	Dallas	203,688	81%	$2,265	$13.69	$13.71
Skymark	Dallas	115,700	88%	$1,863	$18.23	$18.20
Corporate Park Place	Dallas	113,429	80%	$1,096	$12.01	$11.81
Westway One	Dallas	165,982	72%	$2,183	$18.34	$18.20
Three Forest Plaza	Dallas	366,549	78%	$5,070	$17.76	$17.60
Spring Valley	Dallas	94,304	72%	$905	$13.36	$13.50
Tower Pavilion	Houston	87,589	88%	$730	$9.44	$9.34
The Preserve	Houston	218,689	91%	$2,792	$13.99	$13.94
Westheimer Central	Houston	182,506	82%	$1,624	$10.90	$11.28
11811 N Freeway	Houston	156,362	75%	$1,719	$14.63	$14.65
Atrium I	Houston	118,461	85%	$1,417	$14.02	$14.21
Atrium II	Houston	111,853	96%	$1,212	$11.16	$11.48
3100 Timmons	Houston	111,265	86%	$1,576	$16.48	$16.52
Cornerstone	Houston	71,008	65%	$550	$11.84	$11.76
Northchase	Houston	128,981	65%	$1,057	$12.55	$12.67
616 FM 1960	Houston	142,194	63%	$1,158	$12.90	$12.88
601 Sawyer	Houston	88,258	90%	$1,326	$16.70	$16.53
Gulf Plaza	Houston	120,651	82%	$1,966	$19.89	$20.29
Timbercreek Atrium	Houston	51,035	79%	$476	$11.85	$11.75
Copperfield	Houston	42,621	99%	$626	$14.76	$14.56
400 N. Belt	Houston	230,872	41%	$1,120	$11.89	$12.20
Ashford Crossing	Houston	158,451	87%	$2,070	$15.03	$15.14
Regency Square	Houston	64,063	94%	$572	$9.52	$9.51
Energy Plaza	San Antonio	180,119	94%	$3,523	$20.89	$20.86
One Technology Ctr	San Antonio	196,348	89%	$4,468	$25.46	$25.50
Total -office		4,261,879	77%	51,207	15.52	15.54
Industrial/Flex
Central Park	Dallas	73,099	91%	$573	$8.61	$9.83
Quitman	Houston	736,957	88%	$1,353	$2.08	$2.08
Mitchelldale	Houston	377,752	95%	$2,434	$6.79	$6.84
Total -Industrial/Flex		1,187,808	91%	$4,360	$4.06	$4.15

Grand Total		6,781,718	81%	$70,949	$12.92	$12.95

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to these policies during the nine months ended September 30, 2022. See also Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2022 versus September 30, 2021.

As of September 30, 2022 and 2021, respectively, we owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of September 30, 2022 and 2021, respectively, we owned 15 properties located in Richardson, Arlington and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Revenues - The primary source of our revenue is rental revenues. For the three and nine months ended September 30, 2022 and 2021, we had total revenues of $23,481,000 and $23,128,000, and $70,002,000 and $70,158,000, respectively. Revenue was consistent period over period with an increase in overall occupancy from 79% to 81% offset with a decrease in average net effective base rent per occupied square foot from $13.10 to $12.95.

Property operating expenses - Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees and property level administrative expenses including bad debt expense. For the three and nine months ended September 30, 2022 and 2021, we incurred property operating expenses of $7,748,000 and $7,046,000, and $20,797,000 and $26,483,000, respectively. The decrease in property operating expenses over the nine month period is primarily due to the increase in electricity expenses as a direct result of the severe winter storm during February 2021, also known as Winter Storm Uri. See Part II - Item 1. Legal Proceedings and Note 14 - (Commitments and Contingencies) for additional information regarding Winter Storm Uri. Electric utility expense for the nine months ended September 30, 2022 was $6,666,000 compared to $13,221,000 for the nine months ended September 30, 2021. The increase in property operating expenses over the three month period is primarily due to increase in electricity expenses as a result of inflation creating upward pressure on energy costs. Electricity costs for the three months ended September 30, 2022 was $2,907,000 compared to $1,883,000 for the three months ended September 30, 2021.

Real estate taxes and insurance - Real estate taxes and insurance for the three months ended September 30, 2022 and 2021 were $3,589,000 and $3,008,000, and $10,555,000 and $10,069,000, for the nine months ended September 30, 2022 and 2021, respectively. The increase in real estate taxes and insurance is primarily due to higher insurance premiums on our annual renewal during the second quarter of 2022.
Depreciation and amortization - Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $6,856,000 and $6,918,000, respectively. For the nine months ended September 30, 2022 and 2021, depreciation and amortization expense was $19,908,000 and $20,033,000, respectively.

Debt issuance costs write off - During the second and third quarters of 2022, the Company undertook refinancing efforts which were not successful. Professional fees incurred associated with the refinancing efforts totaled $1,018,000 and were expensed during the three months ended September 30, 2022.

General and administrative expenses - General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. General and administrative expenses for the three months ended September 30, 2022 and 2021 were $3,413,000 and $2,524,000, respectively. For the nine months ended September 30, 2022 and 2021, General and administrative expenses were $9,916,000 and $8,378,000, respectively. We incurred additional legal expenses from Summer Energy litigation. Legal fees totaled $550,000 for nine months ended September 30, 2022 compared to $140,000 for the nine months ended September 30, 2021.

Interest expense - Interest expense for the three months ended September 30, 2022 and 2021, was $3,789,000 and $2,133,000, respectively. For the nine months ended September 30, 2022 and 2021, interest expense was $8,527,000 and $6,296,000, respectively. The increase is due to overall increase in notes payable from $305,859,000 to $315,897,000 during the comparative periods. Further, the interest rate on the Company's variable rate debt increased from 1.95% to 4.94% as of September 30, 2021 and 2022, respectively.

Net loss - We generated a net loss of $5,804,000 and $2,550,000 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, we generated net loss $10,365,000 and $10,529,000.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2022 and 2021, including a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(5,804)	$(2,550)	$(10,365)	$(10,529)
Depreciation and amortization of real estate assets	6,856	6,918	19,908	20,033
Funds from operations (FFO)	1,052	4,368	9,543	9,504
Organization and offering costs	6	27	29	56
Modified funds from operations (MFFO)	$1,058	$4,395	$9,572	$9,560

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through September 30, 2022, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Year ended December 31, 2011	$255	$242	$497
Year ended December 31, 2012	891	869	1,760
Year ended December 31, 2013	1,681	1,594	3,275
Year ended December 31, 2014	2,479	2,358	4,837
Year ended December 31, 2015	3,475	3,718	7,193
Year ended December 31, 2016	8,918	2,988	11,906
Year ended December 31, 2017	12,650	—	12,650
Year ended December 31, 2018	12,555	—	12,555
Year ended December 31, 2019	12,811	—	12,811
Year ended December 31, 2020	15,797	—	15,797
Year ended December 31, 2021	13,668	—	13,668
Quarter ended March 31, 2022	3,958	—	3,958
Quarter ended June 30, 2022	4,500	—	4,500
Quarter ended September 30, 2022	—	—	—
Total	$93,638	$11,769	$105,407
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

Distributions to non-controlling interests were $77,000 and $232,000 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, distributions to non-controlling interests were $984,000 and $621,000, respectively. For the nine months ended September 30, 2022, we paid aggregate distributions of $8,458,000 in cash to common stockholders. During the same period, cash provided by operating activities was $8,370,000 and our FFO was $9,543,000.

On July 8, 2022, the board of directors approved the suspension of the payment of distributions to the Company's stockholders.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are and will be for the payment of operating expenses, for payments under our debt obligations, and, to the extent we elect to resume the payment of distributions, for the payment of distributions. Generally, we expect to meet cash needs for items from our cash flow from our real estate and real estate-related investments, debt financing, and proceeds from the sale of our real estate properties and real estate-related investments; provided, that some or all of our distributions have been and may continue to be paid from sources other than cash from operations (as discussed below).

The current economic slowdown, rising interest rate environment, inflation, and the COVID-19 pandemic have had a negative impact on our Company, as discussed in the cash flows section below. We have experienced higher operating and financing costs which has resulted in working capital constraints and negatively impacted our free cash flow. In response to these market conditions, we have implemented cost saving measures to reduce discretionary spending and preserve capital. As a result, we believe that our cash flow from operations, anticipated proceeds from asset sales, and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of September 30, 2022, our outstanding secured debt is $300,042,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets. We may borrow more than 50% of the contract purchase price of a real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Pursuant to ASC 205-40, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements included in the Quarterly Report are issued. The SASB Loan has a currently extended maturity date of October 9, 2023. On October 9, 2022, SPE LLC executed the third and final maturity date extension agreement to extend the maturity to October 9, 2023.

The October 9, 2023 SASB Loan maturity date is within one year of the issuance of these consolidated financial statements. Uncertainty as to the Company's ability to obtain financing to satisfy the existing SASB Loan obligation, requires require management to conclude, in accordance with guidance provided by ASU 2014-15, that there is a substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of the consolidated financial statements included in the Quarterly Report. Management believes that SPE LLC will be able to obtain financing to replace the SASB Loan prior to the October 9, 2023 maturity date.

Increases in the cost of financing due to higher interest rates will prevent us from refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Further, increases in interest rates would increase the amount of our debt payments on our variable rate debt to the extent the interest rates on such debt are not limited through interest rate cap agreements. Increases in interest rates will have an adverse effect on our financial condition and results of operations and will impair our ability to resume the payment of distributions.

The consolidated financial statements as of September 30, 2022 include the accounts of the Company, our operating partnership and its subsidiaries, Hartman SPE, LLC, HIREIT, Advisor and Hartman XIX. Prior to October 1, 2018, our consolidated financial statements did not include Hartman SPE, LLC. Prior to July 1, 2020, our consolidated financial statements did not include HIREIT, Advisor or Hartman XIX.

Cash Flows from Operating Activities

For the nine months ended September 30, 2022 and 2021, net cash provided by operating activities was $8,370,000 versus $11,771,000, respectively. The decrease in cash is primarily due to payment of supersedeas surety bond totaling $2,001,000 and recorded in prepaid expenses and other current assets. Further, we have has incurred higher property operating costs and interest expense during the nine months ended September 30, 2022 as described in the Results of Operations section above.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $12,700,000 versus $9,906,000, respectively. All cash used in investing activities is applicable to our investment in real estate related to tenant improvements and other capital expenditures.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022 and 2021, net cash provided by (used in) financing activities was $3,483,000 and $(8,290,000), respectively. The increase in cash provided by financing activities is primarily due to an increase in net borrowing from affiliate. Net cash provided under our note payable to related party affiliate increased by $12,895,000 over the nine months ended September 30, 2022. The capital provided by related party financing was used to aid funding of capital expenditures of $5,045,000 during the second quarter of 2022, the share of the supersedeas surety bond applicable to wholly owned properties of our company totaling $2,001,000, insurance premium payments of $1,252,000, and loan fees of $772,000.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2022, our borrowings were not in excess of 300% of the value of our net assets.

As of September 30, 2022, we had notes payable totaling an aggregate principal amount of $317,210,000. For more information on our outstanding indebtedness, see Note 7 (Notes Payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We are a covenant guarantor for the secured mortgage indebtedness of VIEs in the total amount of $24,587,000 and $24,748,000 as of September 30, 2022 and December 31, 2021, respectively. We are is not deemed to be the primary beneficiary of the VIEs. See Note 11 (Related Party Transactions).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The ongoing conflict between Russia and Ukraine has caused severe disruptions in the U.S. and global economy and may have an adverse impact on our financial performance.

On February 24, 2022, Russian troops began a full-scale invasion of Ukraine and the countries remain in active armed conflict. Around the same time, the United States, the United Kingdom, the European Union, and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russia-backed separatist regions in Ukraine, and certain banks, companies, government officials, and other individuals in Russia and Belarus. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally (including the United States), and therefore could adversely affect the performance of our investments. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict, and as a result, could present material uncertainty and risk with respect to us and the performance of our investments and operations, and our ability of to achieve our investment objectives. Similar risks will exist to the extent that any investments, service providers, vendors or certain other parties have material operations or assets in Russia, Ukraine, Belarus, or the immediate surrounding areas.

We may not have sufficient funds to pay interest payments if interest rates increase significantly.

Mortgage loans we have or may in the future obtain may have variable interest rates. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, the U.S. Federal Reserve raised its benchmark interest rate nine times between December 2015 and the end of 2020, including four times in 2018, each time by a quarter of a percentage point, before reducing interest rates three times in 2019 and twice in 2020. The U.S. Federal Reserve reduced its benchmark interest rate to 0% in March 2020 before voting in November 2020 to keep short-term interest rates anchored in a range between 0% and 0.25%. Further, the U.S. Federal Reserve has signaled that it will raise interest rates in 2022 and increased rates 0.25% in March 2022, 0.5% in May 2022, 0.75% in June 2022, 0.75% in July 2022 and 0.75% in September 2022. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness.

In the event that the interest rate on any mortgage loan increases significantly, we may not have sufficient funds to pay the required interest payments. In such event, our continued ownership of the applicable property that secures such loan may be threatened. Further, an increase in interest rates and adverse changes in fiscal policy or credit market conditions could have an adverse effect on consumer spending, which could impact our revenues.

Distributions

We have suspended the payment of distributions to our stockholders indefinitely. While our board of directors, in consultation with management, will continue to identify a prudent time to resume distributions, it is impossible to predict if or when we will be able to resume the payment of distributions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Refer to Note 16 (Subsequent Events) for a description of an occurrence of an event of default related to the SASB Loan.

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

HARTMAN SHORT TERM INCOME PROPERTIES XX, INC.

Date: November 14, 2022
By: /s/ Mark T. Torok
Mark T. Torok
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)