Form 10-K
period 2022-12-31
SILVER STAR PROPERTIES REIT, INC
filed 2023-05-26
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

 ☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number 000-53912
____________

SILVER STAR PROPERTIES REIT, INC.
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

There is no established market for the registrant's shares of common stock.  There were 34,894,496 shares of common stock held by non-affiliates as of June 30, 2022; the last business day of the registrant’s most recently completed second fiscal quarter.

As of May 16, 2023, there were 34,894,496 shares of the registrant’s common shares issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

As used herein, the terms “we,” “us” or “our” to Silver Star Properties REIT, Inc. and, as required by context, Hartman XX Limited Partnership, which we refer to as our “operating partnership,” and their respective subsidiaries.

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

Other factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the fact that we have had a net loss for each annual period since our inception;
●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
●	legislative or regulatory changes, including changes to laws governing REITS;
●	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate maturity date extensions, particularly with our SASB Loan, or other modifications to the terms of our existing financing arrangements to the extent necessary
●	construction costs that may exceed estimates or construction delays;
●	increases in interest rates;
●	availability of credit or significant disruption in the credit markets;
●	litigation risks, including without limitation the outcome of pending litigation related to the pricing of electricity provided to certain of our properties during the severe winter weather experienced in Texas
●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
●	inability to renew tenant leases or obtain new tenants upon the expiration of existing leases at our properties;
●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
●	our ability to generate sufficient cash flows to resume the payment of distributions to our stockholders;
●	the outcome of our pending legal appeal of a significant judgment against our Property Manager related to Winter Storm Uri (see Item 3. Legal Proceedings)
●	our ability to retain our executive officers and other key personnel; and
●	changes to generally accepted accounting principles, or GAAP.

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Item 1A. Risk Factors” of this Annual Report.

Risks Related to Our Business and Operations

•We have experienced annual net losses from inception through December 31, 2022 and may experience similar losses in the future.

•Our cash distributions are not guaranteed and monthly cash distributions were suspended in July 2022.

•We have in the past and may in the future pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

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

•You are limited in your ability to sell your shares of common stock. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.

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

•We cannot guarantee that we will make distributions. In July 2022, our board of directors suspended our monthly cash distribution. If and when we pay distributions, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources.

•Changes in national, regional or local economic, demographic or real estate market conditions, including actual or perceived instability in the U.S. banking system, may adversely affect our results of operations and returns to our stockholders

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

•If mortgage debt is unavailable at reasonable rates, we may not be able to refinance our properties.

•If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our future ability to make distributions.

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

PART I

Item 1.      Business
General
Silver Star Properties REIT, Inc. (previously known as Hartman Short Term Income Properties XX, Inc.) is a Maryland corporation formed on February 5, 2009, to acquire and invest in income-producing commercial real estate properties, including office buildings, retail shopping centers and flex and industrial properties. We have previously made investments in real estate assets located in the United States, with a strategic focus on real estate properties located in Texas. We recently began an initiative to pivot away from office, retail, and light industrial assets, and reposition our portfolio into the self-storage asset class. We currently own substantially all of our assets and conduct our operations through Hartman XX Limited Partnership, a Texas limited partnership, which we refer to as our “operating partnership.” Our wholly-owned subsidiary, Hartman XX REIT GP LLC, is the sole general partner of our operating partnership. We elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2011. References in this Annual Report to “shares” and “our common stock” refer to the shares of our common stock.

As of December 31, 2022, we owned 44 commercial properties comprising approximately 6,800,000 square feet plus four pad sites and two land developments all located in Texas. For more information on our real estate portfolio, see “Investment Portfolio” below.

On May 14, 2020, we completed: (i) the merger between us and Hartman Short Term Income Properties XIX, Inc.("Hartman XIX"), and (ii) the merger by us, our operating partnership, Hartman Income REIT, Inc. (“HIREIT”), and Hartman Income REIT Operating Partnership LP, (“HIREIT Operating Partnership”). The effective date of the mergers ("Mergers") was July 1, 2020.

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

On December 20, 2022, we filed an amendment to our Articles of Amendment with the Maryland Secretary of State to change our name from “Hartman Short Term Income Properties XX, Inc.” to “Silver Star Properties REIT, Inc.”

On April 6, 2023, the Executive Committee of the board of directors approved our previously-announced New Direction Plans to reposition the Company's assets into the self-storage asset class and away from office, retail, and light industrial assets.

Our principal executive offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057. Our telephone number is 713-467-2222. Information regarding our company is available via the internet at www.hartmanreits.com. We are not incorporating our web-sites or any information from our web-sites into this Annual Report.

Going Concern Considerations
We have a $259,000,000 SPE Loan (the "SASB Loan") outstanding as of December 31, 2022 which has a maturity date of October 9, 2023, which is within one year of the date that this Annual Report was available to be issued. We are on the third and final one year maturity date option under the SASB Loan. Management has determined that the our ability to continue as a going concern is dependent upon the our ability to refinance the SASB Loan prior to the maturity date.

On October 19, 2022, we received a notice from the loan servicer of the SASB Loan in connection with an event of default due to the noncompliance with the loan agreement's insurance requirements relating to a single property. The event of default was previously waived for the sole purpose of exercising the final one-year extension option to the SASB Loan term. The default triggers cash management provisions under the SASB Loan agreement, which was implemented in November 2022. Cash management implementation has restricted access to tenant receipts and limited the amount of cash available to meet our operating obligations. Refer to Note 8 (Notes Payable) to the consolidated financial statements in the Annual Report for additional information regarding the timing and priority of disbursements we receive from the cash management accounts and required excess cash flow reserves.

Notwithstanding cash management implementation, we believe that we will have sufficient capital to meet our existing, monthly debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs. We are working with our third party advisor on refinancing options that are in alignment with a range of strategic alternatives being evaluated. However, the lack of lending activity in the debt markets, particularly in commercial office real estate markets, may have a direct impact on the value of our real estate and ability to refinance the properties in the SASB Loan due October 9, 2023. No assurances can be given we will meet our objective of refinancing the SASB Loan prior to the maturity date.

Investment Objectives and Strategy

We have invested in a diverse portfolio of real estate investments. As of December 31, 2022, we owned a total of 44 commercial properties, consisting of 29 office properties, 12 retail properties, and 3 industrial/flex properties. Historically, we have relied on a value add acquisition and development strategy, focused specifically properties located in Texas, to realize growth in the value of our investments, grow net cash from operations, and pay regular cash distributions to our stockholders.

The current economic slowdown, rising interest rate environment, inflation, and the COVID-19 pandemic have had a negative impact on us. Effective July 8, 2022, we suspended the payment of distributions and seek to preserve capital to secure our financial health on an ongoing basis.

We have changed our investment objectives and strategy to preserve the long-term health of our company and we do not anticipate acquiring any office properties in the near future. Management and the Executive Committee of our Board of Directors have identified, examined, and evaluated a range of strategic alternatives and are in the process of carrying out our New Direction Plans with the objective of maximizing shareholder value.

We do not anticipate that there will be any market for our shares of common stock unless they are listed on a national securities exchange. We recently engaged advisors to examine the possibility of listing our shares on a public exchange in conjunction with our previously-announced New Direction Plans. In the event that our shares of common stock are not listed or traded on an established securities exchange prior to the tenth anniversary of the termination of our initial public offering, which terminated on April 25, 2013, our charter requires that the board of directors must seek the approval of our stockholders of a plan to liquidate our assets, unless the board of directors has obtained the approval of our stockholders (1) to defer the liquidation of our assets or (2) of an alternate strategy. If the stockholders do not approve the proposal presented by the board of directors prior to the end of ten years after the termination of the Company’s initial public offering, the board of directors shall begin the process of liquidating the Company’s assets or listing the Company’s shares. The Executive Committee of the Board of Directors has

adopted resolutions directing management to begin the process of listing the Company’s shares on an established securities exchange, and it is taking steps to accomplish the listing, including without limitation engaging the services of an investment bank to assist with the listing.

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

Investment Portfolio

As of December 31, 2022, we owned 44 commercial properties comprising approximately 6,800,000 square feet plus four pad sites and two land developments, all located in Texas. For additional information regarding our property portfolio, see Part I, Item 2, “Properties” of this Annual Report.

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

Human Capital
As of December 31, 2022, we had 144 full-time employees. Our human capital management objectives are to attract, retain and develop the highest quality talent by creating a culture that promotes employee engagement.

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

Risks Related to Our Business and Operations

We have experienced annual net losses from inception through December 31, 2022 and may experience similar losses in the future.

From inception through December 31, 2022, we incurred a net loss of $108,239,000. We cannot assure that we will be profitable in the future or that we will realize growth in the value of our assets.

Our cash distributions have been indefinitely suspended. To the extent paid in the future, our distributions will not be guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

We began paying a distribution in January 2011. Effective July 8, 2022, our board of directors approved the suspension of the payment of distributions to our stockholders. There can be no assurance when the payment of distributions will resume, if at all. To the extent the payment of distributions is resumed, the amount and timing of distributions will be determined by our board of directors and will typically depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Distributions payable to our stockholders may also include a return of capital, rather than a return on capital. Our long-term strategy is to fund the payment of regular distributions to our stockholders entirely from our funds from operations. However, we may need to borrow funds or utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

As of December 31, 2022, we owned or held a majority interest in 44 commercial properties comprising approximately 6,800,000 square feet plus four pad sites and two land developments, all located in Texas. As of December 31, 2022, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas. Our geographic focus on the State of Texas is consistent with our investment strategy. However, our focus on investments in the State of Texas results in a geographic concentration in our portfolio which increases the likelihood that a downturn in economic or market conditions that selectively or disproportionately impact the State of Texas will have a significant impact on our results of operations and financial condition and our ability to pay distributions to our stockholders. Any adverse economic or real estate developments in the Texas market, such as business layoffs or downsizing, industry slowdowns, relocation of businesses, changing demographics and other factors, or any decrease in demand for commercial property space resulting from local business climates, could adversely affect our property revenue, and hence net operating income. An investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a more geographically diversified portfolio.

We have and may continue to pay distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded a significant portion of our distributions with the net proceeds of our public offerings. Of the $8,458,000 in total distributions we paid during the year ended December 31, 2022, excluding distributions we paid to non-controlling interests, 100% was funded from cash flow from operations. Of the $105,656,000 in total distributions we paid during the period from our inception through December 31, 2022, including shares issued pursuant to our distribution reinvestment plan and excluding distributions we paid to non-controlling interests, approximately 68% was funded from cash flow from operations and approximately 32% was funded from offering proceeds or other sources. In the future, our cash flow from operations may not be sufficient to fund our distributions and we may continue to fund all or a portion of our distributions from the remaining proceeds from our follow-on offering or other sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions. On July 8, 2022, we suspended the payment of distributions to our stockholders and there is no guarantee when we will resume the payment of distributions.

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

There is currently no public trading market for your shares and our share redemption program has been indefinitely suspended; therefore, it will be difficult for you to sell your shares. If you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price.

There is currently no public market for the shares and we have no obligation to list our shares on any public securities market. It will therefore be difficult for you to sell your shares of our common stock promptly or at all.

Further, on July 8, 2022, our board of directors approved the indefinite suspension of our share redemption program to support the long-term fiscal health of our company. There is no way to predict when, if at all, our board of directors will determine to resume the repurchase of shares of our common stock pursuant to our share redemption program. If reopened at some future time, the redemption program may provide you with a limited opportunity to have your shares of our common stock redeemed by us after you have held them for at least one year, subject to the significant conditions and limitations. Subject to the board of directors discretion, shares will generally be redeemed under the share redemption program at a price equal to or at a discount from the lesser of (1) the average gross price per share the original purchaser or purchasers of the shares being redeemed paid to us, which we refer to as the “issue price,” and (2) the current offering price per share for the shares being redeemed. The share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, the plan will limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus, if we had positive operating cash flow from the previous fiscal year, 1.0% of all operating cash flow from the previous fiscal year. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend or suspend the share redemption program at any time. Therefore, you may not have the opportunity to make a redemption request prior to a termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel who would be difficult to replace. If any of our key personnel were to cease their affiliation with us, our operating results could suffer. We believe that our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure our stockholders that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Our Executive Committee determined an estimated net asset value per share of $6.25 for our shares of common stock as of December 31, 2022. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.

On April 13, 2023, the Executive Committee, which is comprised of independent directors, determined an estimated net asset value per share of our common stock of $6.25 as of December 31, 2022. Our Executive Committee’s objective in determining the estimated net asset value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our Executive Committee did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

As with any valuation method, the methods used to determine the estimated net asset value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated net asset value per share, which could be significantly different from the estimated net asset value per share determined by our board of directors. The estimated net asset value per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated net asset value per share on a national securities exchange; a third party would offer the estimated net asset value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the net asset value per share would be acceptable to FINRA or ERISA with respect to their respective requirements. Further, the estimated net asset value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated net asset value per share as of December 31, 2022, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Net Asset Value Per Share.”

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

On April 6, 2023, the Executive Committee of the board of directors approved the previously-announced New Direction Plans to reposition the Company's assets into the self-storage asset class and away from office, retail, and light industrial assets. The Executive Committee is in the process of carrying out the New Direction Plans with the objective of maximizing shareholder value. There can be no assurances the objectives of the New Direction Plan will be met.

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

Risks Related to Conflicts of Interest

Other affiliated real estate programs, which we sponsor or provide management and advisory services, have investment strategies that are similar to ours. Our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

Although we generally seek to avoid simultaneous public or private offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more sponsored programs are seeking to invest in similar properties and other real estate-related investments. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other sponsored programs managed by our officers and employees, and these other sponsored programs may use investment strategies that are similar to ours. Our executive officers are also the executive officers of other affiliate-sponsored REITs and real estate investment programs and/or the advisors or fiduciaries of other affiliate-sponsored programs, and these entities are and will be under common control. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another sponsored program. In the event these conflicts arise, we cannot assure stockholders that our best interests will be met when officers and employees acting on behalf of advisors and managers of other sponsored programs decide whether to allocate any particular property to us or to another sponsored program or affiliate of our advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other affiliate-sponsored programs own properties. If one of the other sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.

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

Some of our executive officers are also officers of other entities of which we are the sponsor and/or advisor. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates of our advisor, (4) investments with affiliates of which we are the advisor. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

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
•any amendment of our charter, provided that our board of directors may amend our charter without stockholder approval to:
◦increase or decrease the aggregate number of our shares;
◦increase or decrease the number of our shares of any class or series that we have the authority to issue;
◦classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares; and
◦effect reverse stock splits;
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

Our investments in commercial properties will be subject to risks generally attributable to the ownership of real property, including:

•changes in global, national, regional or local economic, demographic or real estate market conditions, including any actual or perceived instability in the U.S. banking system;
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

We intend to hold the various real properties in which we invest until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, subject to approval of our board of directors, management may exercise its discretion as to whether and when to sell a property and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we have not listed the Company's common stock on an established national securities exchange within ten years of the termination of our initial public offering, our charter requires that we begin the process of liquidating our assets or obtain the approval of a majority of our shareholders to defer such a liquidation or approve an alternate strategy. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, which are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

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

Risks Associated with Debt Financing

Our borrowings may increase our business risks and may adversely affect our ability to continue as a going concern.

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

Our SASB Loan matures on October 9, 2023. We are on the third and final one year maturity date option under the SASB Loan. On October 19, 2022, we received a notice from the loan servicer of the SASB Loan in connection with an event of default due to the noncompliance with the loan agreement's insurance requirements relating to a single property. The event of default was previously waived for the sole purpose of exercising the final one-year extension option to the SASB Loan term. The default triggers cash management provisions under the SASB Loan agreement, which was implemented in November 2022. Cash management implementation has restricted access to tenant receipts and limited the amount of cash available to meet our operating obligations. Our ability to continue as a going concern is dependent upon the our ability to refinance the SASB Loan prior to the maturity date. No assurances can be given we will meet our objective of refinancing the SASB Loan prior to the maturity date.

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

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions.

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
The London Interbank Offered Rate ("LIBOR") has been the subject of regulatory guidance and proposals for reform, and in March 2021, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. Our SASB Loan has a LIBOR-based variable interest rate. Our SASB Loan agreement provides for an alternate rate index which is a floating rate that is commonly accepted by participants in CMBS transactions as an alternative to LIBOR and is publicly recognized by ISDA as an alternative to LIBOR, such as the Secured Overnight Financing Rate ("SOFR"). There can be no assurances as to what alternative interest rates may be and whether such interest rates, such as SOFR, will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR.

We are subject to risks related to bank failures.

The current economic and regulatory environment has raised the risk of instability in the banking sector and bank failures. We may be affected by bank failures to the extent that our depository accounts with a distressed bank exceed Federal Deposit Insurance Corporation (“FDIC”) limits and cannot be recovered or we have obtained a line of credit or other financing from a distressed bank that can no longer be drawn upon. These risks can apply at the company or investment level. We review all direct banking relationships as part of its ongoing diligence of our key service providers.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
General
As of December 31, 2022, we owned or held a majority interest in 44 commercial properties comprising approximately 6,800,000 square feet plus four pad sites and two land developments, all located in Texas. As of December 31, 2022, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Our properties are managed by our subsidiary, Hartman Income REIT Management, Inc. Our property manager is responsible for operating, leasing and maintaining our properties.

Substantially all of our revenues consist of base rents and expense recoveries under leases that generally have terms that range from less than one year to 15 years. A majority of our existing leases as of December 31, 2022 contain “rent bump” rental provisions which provide for increases in base rental amounts over the term of the lease.

Our principal executive offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057. We consider these facilities to be suitable and adequate for the management and operations of our business.

Our Properties

The following table provides summary information regarding our properties as of December 31, 2022.

Name/Location	Rentable SF	Date Acquired	Acquisition Cost (in thousands)	Annualized Base Rent (in thousands)	In-Place Occupancy
Promenade Dallas, TX	176,585	10/1/2018	$20,000	$1,608	80%
Prestonwood Park Dallas, TX	105,783	10/1/2018	23,000	1,788	86%
Richardson Heights Dallas, TX	201,433	12/28/2010	19,150	3,080	76%
Cooper Street Dallas, TX	127,696	5/11/2012	10,613	1,535	95%
One Mason SC Houston, TX	75,183	10/1/2018	12,860	1,073	91%
Chelsea Square SC Houston, TX	70,275	10/1/2018	7,110	537	66%
Mission Center SC Houston, TX	112,971	10/1/2018	10,600	925	90%
Garden Oaks SC Houston, TX	106,858	10/1/2018	20,760	1,755	96%
Harwin Houston, TX	38,813	10/1/2018	5,280	370	87%
Fondren Houston, TX	93,196	10/1/2018	9,980	913	93%
Northeast Square SC Houston, TX	40,525	10/1/2018	4,910	469	85%
Walzem Plaza SC San Antonio, TX	182,713	10/1/2018	16,400	1,577	72%
North Central Plaza Dallas, TX	198,374	10/1/2018	19,800	1,987	68%
Gateway Tower Dallas, TX	266,412	10/1/2018	29,100	2,115	64%
Bent Tree Green Dallas, TX	139,609	10/16/2012	12,013	2,032	71%
Parkway Plaza I&II Dallas, TX	136,506	3/15/2013	9,490	1,524	84%
Hillcrest Dallas, TX	203,688	5/1/2015	11,400	2,230	81%
Skymark Dallas, TX	115,700	9/2/2015	8,846	1,641	85%
Corporate Park Place Dallas, TX	113,429	8/24/2015	9,500	1,081	80%
Westway One Dallas, TX	165,982	6/1/2016	21,638	2,406	82%
Three Forest Plaza Dallas, TX	366,549	12/22/2016	35,655	4,953	77%
Spring Valley Dallas, TX	94,304	10/1/2018	5,620	933	71%
Tower Pavilion Houston, TX	87,589	10/1/2018	6,670	771	90%
The Preserve Houston, TX	218,689	10/1/2018	22,300	2,789	92%
Westheimer Central Houston, TX	182,506	10/1/2018	18,500	1,571	74%
11811 N Freeway Houston, TX	156,362	10/1/2018	5,490	1,423	64%
Atrium I Houston, TX	118,461	10/1/2018	4,750	1,391	83%
Atrium II Houston, TX	111,853	7/1/2020	5,300	1,218	96%
3100 Timmons Houston, TX	111,265	10/1/2018	15,300	1,568	85%
Cornerstone Houston, TX	71,008	10/1/2018	3,650	543	67%
Northchase Houston, TX	128,981	10/1/2018	9,070	1,044	66%
616 FM 1960 Houston, TX	142,194	10/1/2018	11,710	1,139	62%
601 Sawyer Houston, TX	88,258	10/1/2018	17,300	1,352	90%
Gulf Plaza Houston, TX	120,651	3/11/2014	13,950	2,033	84%
Timbercreek Atrium Houston, TX	51,035	12/30/2014	2,897	441	70%
Copperfield Houston, TX	42,621	12/30/2014	2,419	611	99%
400 N. Belt Houston, TX	230,872	5/8/2015	10,150	1,109	41%
Ashford Crossing Houston, TX	158,451	7/31/2015	10,600	2,041	88%
Regency Square Houston, TX	64,245	10/1/2018	2,630	536	90%
Energy Plaza San Antonio, TX	180,119	12/30/2014	17,610	3,051	83%
One Technology Ctr San Antonio, TX	196,348	11/10/2015	19,575	4,475	89%
Central Park Dallas, TX	73,099	10/1/2018	4,570	584	91%
Quitman Houston, TX	736,957	10/1/2018	5,870	1,353	88%
Mitchelldale Houston, TX	377,752	6/13/2014	19,175	2,447	95%
	6,781,900		$553,211	$70,022	80%

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2022:

Property Name	Location	Gross Leasable Area SF	In-Place Occupancy	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	80%	$1,608	$11.38	$11.43
Prestonwood Park	Dallas	105,783	86%	$1,788	$19.76	$19.08
Richardson Heights	Dallas	201,433	76%	$3,080	$20.06	$17.62
Cooper Street	Dallas	127,696	95%	$1,535	$12.70	$12.70
One Mason SC	Houston	75,183	91%	$1,073	$15.61	$15.61
Chelsea Square SC	Houston	70,275	66%	$537	$11.55	$11.63
Mission Center SC	Houston	112,971	90%	$925	$9.10	$9.10
Garden Oaks SC	Houston	106,858	96%	$1,755	$17.14	$17.49
Harwin	Houston	38,813	87%	$370	$10.97	$11.38
Fondren	Houston	93,196	93%	$913	$10.51	$10.55
Northeast Square SC	Houston	40,525	85%	$469	$13.68	$13.68
Walzem Plaza SC	San Antonio	182,713	72%	$1,577	$12.03	$12.07
Total - Retail		1,332,031	83%	$15,630	$14.06	$13.73
Office:
North Central Plaza	Dallas	198,374	68%	$1,987	$14.79	$14.86
Gateway Tower	Dallas	266,412	64%	$2,115	$12.32	$12.17
Bent Tree Green	Dallas	139,609	71%	$2,032	$20.41	$20.41
Parkway Plaza I&II	Dallas	136,506	84%	$1,524	$13.32	$13.18
Hillcrest	Dallas	203,688	81%	$2,230	$13.52	$13.52
Skymark	Dallas	115,700	85%	$1,641	$16.60	$16.56
Corporate Park Place	Dallas	113,429	80%	$1,081	$11.86	$11.57
Westway One	Dallas	165,982	82%	$2,406	$17.59	$17.46
Three Forest Plaza	Dallas	366,549	77%	$4,953	$17.83	$17.70
Spring Valley	Dallas	94,304	71%	$933	$13.87	$13.99
Tower Pavilion	Houston	87,589	90%	$771	$9.74	$9.65
The Preserve	Houston	218,689	92%	$2,789	$13.82	$13.79
Westheimer Central	Houston	182,506	74%	$1,571	$11.57	$11.37
11811 N Freeway	Houston	156,362	64%	$1,423	$14.17	$14.21
Atrium I	Houston	118,461	83%	$1,391	$14.20	$14.36
Atrium II	Houston	111,853	96%	$1,218	$11.16	$11.48
3100 Timmons	Houston	111,265	85%	$1,568	$16.60	$16.60
Cornerstone	Houston	71,008	67%	$543	$11.48	$11.49
Northchase	Houston	128,981	66%	$1,044	$12.34	$12.47
616 FM 1960	Houston	142,194	62%	$1,139	$12.97	$12.92
601 Sawyer	Houston	88,258	90%	$1,352	$17.03	$17.03
Gulf Plaza	Houston	120,651	84%	$2,033	$20.02	$20.44
Timbercreek Atrium	Houston	51,035	70%	$441	$12.43	$12.77
Copperfield	Houston	42,621	99%	$611	$14.41	$14.41
400 N. Belt	Houston	230,872	41%	$1,109	$11.80	$12.10
Ashford Crossing	Houston	158,451	88%	$2,041	$14.62	$14.68
Regency Square	Houston	64,245	90%	$536	$9.27	$9.28
Energy Plaza	San Antonio	180,119	83%	$3,051	$20.48	$20.48
One Technology Ctr	San Antonio	196,348	89%	$4,475	$25.50	$25.54
Total -office		4,262,061	77%	50,008	15.30	15.29
Industrial/Flex
Central Park	Dallas	73,099	91%	$584	$8.77	$9.00
Quitman	Houston	736,957	88%	$1,353	$2.08	$2.07
Mitchelldale	Houston	377,752	95%	$2,447	$6.81	$6.82
Total - Industrial/Flex		1,187,808	91%	$4,384	$4.08	$4.09
Grand Total		6,781,900	80%	70,022	$12.84	$12.76

Significant Tenants
The following table sets forth information about our ten largest tenants as of December 31, 2022:

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Rental Revenue	Initial Lease Date	Lease Expiration Year
Galen College Of Nursing	One Technology	$1,855	3.00%	7/1/2013	6/30/2025
Gulf Interstate Engineering	Gulf Plaza	1,771	3.00%	3/1/2011	4/30/2024
Lennar Homes Of Texas	Westway	1,252	2.00%	5/1/2014	8/31/2023
Gsa-Veterans Administration	One Technology	1,216	2.00%	8/1/2004	1/14/2024
Board Of Regents Of The University Of Texas System	One Technology	1,045	1.00%	8/1/2003	8/31/2025
Sunbelt Warehouse, LLC	Quitman	1,035	1.00%	8/1/2003	8/31/2025
Cec Entertainment, INC.	Westway	757	1.00%	8/1/2015	7/31/2026
Iced Tea With Lemon, LLC.	Richardson Heights	685	1.00%	8/1/2013	7/31/2028
QRX Medical Management, LLC.	Three forest plaza	551	1.00%	10/1/2013	7/31/2025
Harris County Sheriff'S Dept Office	Atrium I	487	1.00%	8/1/2003	1/31/2030
		$10,654	16.00%
Lease Expirations
The following table shows lease expirations for our properties as of December 31, 2022 during each of the next ten years:

		Gross Leasable Area Covered by Expiring Leases		Annualized Base Rent Represented by Expiring Leases
Year of Lease Expiration	Number of Leases Expiring	Approx. Square Feet	Percent of Total Occupied Square Feet	Amount (in thousands)	Percent of Total Rent
2023	352	723	14%	$11,464	17%
2024	361	948	18%	15,531	23%
2025	339	1,383	27%	13,987	21%
2026	179	525	9%	6,935	10%
2027	231	896	17%	9,919	15%
2028	85	385	7%	5,122	8%
2029	29	63	1%	585	1%
2030	21	148	3%	2,222	3%
2031	5	10	1%	117	—%
2032+	19	104	2%	1,188	2%
Total	1,621	5,185	99%	$67,070	99%

Location of Properties

Our properties, which represent continuing operations, are located in the Houston, Dallas and San Antonio metropolitan statistical areas (“MSAs”). We believe that the long-term outlook for Texas MSAs remains positive.

As of December 31, 2022, our real estate properties comprised the following annualized base rental revenue, in thousands, by asset type and geographic location:

	Retail	Office	Flex/Industrial	Total
Houston	$6,042	$21,580	$3,800	$31,422
Dallas	8,011	20,902	584	29,497
San Antonio	1,577	7,526	—	9,103
Total	$15,630	$50,008	$4,384	$70,022

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

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against Hartman Income REIT Management, Inc. (the “Property Manager”), our wholly owned subsidiary that manages our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8.4 million from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8.4 million claimed in the lawsuit, approximately $7.6 million relates to wholly owned properties. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices.

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager continues to dispute the amount of liability to Summer and has appealed the judgment. The outcome of the appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. Even if the Property Manager is ultimately successful in its appeal, it may take considerable time to resolve the matter. The Company had recognized the share of the judgment amount applicable to wholly owned properties of the Company, approximately $6,731,000, within the Company's consolidated statement of operations for fiscal year 2021. The Company has also recognized $370,000 of pre-judgment interest and attorney fees in 2021 and $304,000 of post-judgment interest in 2022. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. The Company began its assessment of tenants' applicable share during 2022. For those properties with completed assessments, we billed approximately $1,330,000 of tenants' share during the fourth quarter of 2022. Approximately 50% has been collected to date.

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

The Property Manager continues to dispute the amount of litigation to Summer and had appeal the judgment, filing its Notice of Appeal on June 21, 2022. The outcome of the appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. Even if the Property Manager is ultimately successful in its appeal, it may take considerable time to resolve the matter.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stockholder Information
As of December 31, 2022, we had 34,894,496 shares of common stock issued and outstanding, held by a total of approximately 4,451 stockholders. The number of stockholders is based on the records of Phoenix American Financial Services, Inc. which serves as our transfer agent.

Market Information
Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. Effective March 31, 2016, we terminated our follow-on offering. Our board of directors continues to evaluate potential liquidity events to maximize the total potential return to our stockholders. For further discussion regarding liquidity, see Investment Objectives and Strategy on page 6.

Determination of Estimated Net Asset Value per Share

On April 13, 2023, our Executive Committee, which is comprised of independent directors determined an estimated net asset value (“NAV”) per share of our common stock of $6.25 per share as of December 31, 2022.

In determining the estimated NAV per share, the Executive Committee relied upon information contained in a report, or the valuation report, provided by our advisor, the recommendation of the audit committee of our board and our Executive Committee's experience with, and knowledge of, our real property and other assets as of December 31, 2022. The objective of our board in determining the estimated NAV per share of our common stock was to arrive at a value, based on recent, available data, that our board believed was reasonable based on methods that it deemed appropriate after consultation with our advisor and the audit committee. In preparing the valuation report, our advisor relied in part on valuations of commercial real estate properties provided by LaPorte CPAs and Business Advisors, which we refer to herein as the Valuation Expert. To calculate the estimated NAV per share in the Valuation Report, our advisor used a methodology pursuant to the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives in April 2013. The Valuation Expert did not determine the NAV of the Company’s common shares.

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

As a result, the estimated NAV per share as of December 31, 2022 should not be considered as an accurate or approximate value of a share of our common stock at this time, or the amount that stockholders would receive in the event of our liquidation.

We intend to determine an updated estimated fair value per share every year on or about the last day of our fiscal year or more frequently in the sole discretion of our board of directors. The market for commercial real estate can fluctuate quickly and substantially, and values of our assets and liabilities are expected to change in the future.

Unregistered Sales of Equity Securities

During the year ended December 31, 2022 we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

On July 8, 2022, the board of directors suspended our redemption program to support the long-term fiscal health our company.

Our board of directors reserves the right in its sole discretion at any time to (1) waive the any holding period in the event of exigent circumstances affecting a stockholder such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or death or disability (as described below), (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) otherwise amend the terms of our redemption program.

For the years ended December 31, 2022 and 2021, we redeemed approximately 135,000 and 248,000 shares, respectively, at a weighted average price per share of $8.88 and $9.86 per share, respectively.

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

We declare distributions on a quarterly basis to be paid monthly. On July 8, 2022, the board of directors suspended distributions to stockholders. The distribution suspension will not impact our REIT status for the 2022 fiscal year. Our last paid distribution was calculated at a rate which was $0.45 annually per share of common stock.

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

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the years ended December 31, 2022 and 2021, in thousands:

Period	Cash (1)	DRIP (1)(2)	Total
First Quarter 2022	$3,958	$—	$3,958
Second Quarter 2022	4,500	—	4,500
Third Quarter 2022	—	—	—
Fourth Quarter 2022	—	—	—
Total	$8,458	$—	$8,458
First Quarter 2021	$3,082	$—	$3,082
Second Quarter 2021	3,246	—	3,246
Third Quarter 2021	3,662	—	3,662
Fourth Quarter 2021	3,927	—	3,927
Total	$13,917	$—	$13,917

(1) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days (and effective January 2022 approximately 40 days) following the end of such month.
(2) Our distribution reinvestment plan which was terminated effective July 16, 2016.

Item 6.    [Reserved]
Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in this Annual Report. Also see “Forward Looking Statements” preceding Part I of this Annual Report. As used herein, the terms “we,” “our,” “us” and “our company” refer to Silver Star Properties REIT, Inc. and, as required by context, Hartman XX Limited Partnership, our operating partnership, and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.

Overview

We were formed as a Maryland corporation on February 5, 2009 to invest in and operate real estate and real estate-related assets on an opportunistic basis. We have acquired a variety of commercial properties, including office, industrial, retail, and other real properties. These properties are income-producing properties. We focused on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with high growth potential.  We may also have invested in real estate-related securities and, to the extent that our advisor determines that it is advantageous, we may have invested in mortgage loans. Our investments in real estate assets on properties located in Texas.

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

We do not anticipate that there will be any market for our shares of common stock unless they are listed on a national securities exchange. For further discussion regarding liquidity, see Investment Objectives and Strategy on page 6.

Our independent directors have undertaken a strategic review process to identify, examine, and consider a range of strategic alternatives available to us with the objective of maximizing shareholder value. As a part of its strategic review, the independent directors engaged a third party to serve as a strategic advisor to our board of directors. On October 14, 2022, the our board of directors formed the Executive Committee whose duties include, among other items, the continuation of the review of strategic alternatives with the objective of maximizing shareholder value and the communication, reporting, and decision-making process between the board and the Chief Executive Officer. On April 6, 2023, the Executive Committee of the board of directors approved the previously-announced New Direction Plans to reposition the Company's assets into the self-storage asset class and away from office, retail, and light industrial assets. The Executive Committee is in the process of carrying out the New Direction Plans with the objective of maximizing shareholder value.

As of December 31, 2022 we owned 44 commercial real properties comprising approximately 6.8 million square feet plus four pad sites and two development sites, all located in Texas.

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

Going Concern Considerations

We have a $259,000,000 SPE Loan (the "SASB Loan") outstanding as of December 31, 2022 which has a maturity date of October 9, 2023, which is within one year of the date that this Annual Report was available to be issued. We are on the third and final one year maturity date option under the SASB Loan. Management has determined our Company's ability to continue as a going concern is dependent upon our ability to refinance the SASB Loan prior to the maturity date.

On October 19, 2022, we received a notice from the loan servicer of the SASB Loan in connection with an event of default due to the noncompliance with the loan agreement's insurance requirements relating to a single property. The event of default was previously waived for the sole purpose of exercising the final one-year extension option to the SASB Loan term. The default triggers cash management provisions under the SASB Loan agreement, which was implemented in November 2022. Cash management implementation has restricted access to tenant receipts and limited the amount of cash available to meet our operating obligations. Refer to Note 8 (Notes Payable) to the consolidated financial statements included in this Annual Report for additional information regarding the timing and priority of disbursements we receive from the cash management accounts and required excess cash flow reserves.

Notwithstanding cash management implementation, we believe that we will have sufficient capital to meet our existing, monthly debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs. We are working with our third party advisor on refinancing options that are in alignment with a range of strategic alternatives being evaluated. However, the lack of lending activity in the debt markets, particularly in commercial office real estate markets, may have a direct impact on the value of our real estate and ability to refinance the properties in the SASB Loan due October 9, 2023. No assurances can be given we will meet our objective of refinancing the SASB Loan prior to the maturity date.

Our operations are subject to a variety of risks, including, but not limited to, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates and declining real estate valuations. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives, refinancing objectives, or that the risks described above will not have an adverse effect on our properties or results of operations.

Market Outlook - Real Estate and Real Estate Finance Markets

The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The current economic slowdown, rising interest rate environment, inflation, the COVID-19 pandemic, as well as the lack of lending activity in the debt markets have had a negative impact on our Company and the commercial real estate markets. During the second and third quarters of 2022, we failed to secure long-term, fixed rate financing to replace our current SASB Loan. Continued disruptions in the financial markets and economic uncertainty could adversely affect our ability to implement any strategic alternatives or asset reposition, if approved by our stockholders.

Amidst the challenges mentioned above coupled with slower than expected return-to-office, these circumstances have had direct material impacts on the value of our real estate and ability to access the debt markets. We recognized impairment charges on 8 of our properties where the carrying values were not deemed recoverable. Potential changes in tenant behavior, such as the continued use and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space in our current real estate portfolio. Valuations of U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets as a result of the factors above and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment.

Our Real Estate Portfolio

As of December 31, 2022, our portfolio consisted of the 44 commercial real estate properties listed below.

Property Name	Location	Gross Leasable Area SF	In-Place Occupancy	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	80%	$1,608	$11.38	$11.43
Prestonwood Park	Dallas	105,783	86%	$1,788	$19.76	$19.08
Richardson Heights	Dallas	201,433	76%	$3,080	$20.06	$17.62
Cooper Street	Dallas	127,696	95%	$1,535	$12.70	$12.70
One Mason SC	Houston	75,183	91%	$1,073	$15.61	$15.61
Chelsea Square SC	Houston	70,275	66%	$537	$11.55	$11.63
Mission Center SC	Houston	112,971	90%	$925	$9.10	$9.10
Garden Oaks SC	Houston	106,858	96%	$1,755	$17.14	$17.49
Harwin	Houston	38,813	87%	$370	$10.97	$11.38
Fondren	Houston	93,196	93%	$913	$10.51	$10.55
Northeast Square SC	Houston	40,525	85%	$469	$13.68	$13.68
Walzem Plaza SC	San Antonio	182,713	72%	$1,577	$12.03	$12.07
Total - Retail		1,332,031	83%	$15,630	$14.06	$13.73
Office:
North Central Plaza	Dallas	198,374	68%	$1,987	$14.79	$14.86
Gateway Tower	Dallas	266,412	64%	$2,115	$12.32	$12.17
Bent Tree Green	Dallas	139,609	71%	$2,032	$20.41	$20.41
Parkway Plaza I&II	Dallas	136,506	84%	$1,524	$13.32	$13.18
Hillcrest	Dallas	203,688	81%	$2,230	$13.52	$13.52
Skymark	Dallas	115,700	85%	$1,641	$16.60	$16.56
Corporate Park Place	Dallas	113,429	80%	$1,081	$11.86	$11.57
Westway One	Dallas	165,982	82%	$2,406	$17.59	$17.46
Three Forest Plaza	Dallas	366,549	77%	$4,953	$17.83	$17.70
Spring Valley	Dallas	94,304	71%	$933	$13.87	$13.99
Tower Pavilion	Houston	87,589	90%	$771	$9.74	$9.65
The Preserve	Houston	218,689	92%	$2,789	$13.82	$13.79
Westheimer Central	Houston	182,506	74%	$1,571	$11.57	$11.37
11811 N Freeway	Houston	156,362	64%	$1,423	$14.17	$14.21
Atrium I	Houston	118,461	83%	$1,391	$14.20	$14.36
Atrium II	Houston	111,853	96%	$1,218	$11.16	$11.48
3100 Timmons	Houston	111,265	85%	$1,568	$16.60	$16.60
Cornerstone	Houston	71,008	67%	$543	$11.48	$11.49
Northchase	Houston	128,981	66%	$1,044	$12.34	$12.47
616 FM 1960	Houston	142,194	62%	$1,139	$12.97	$12.92
601 Sawyer	Houston	88,258	90%	$1,352	$17.03	$17.03
Gulf Plaza	Houston	120,651	84%	$2,033	$20.02	$20.44
Timbercreek Atrium	Houston	51,035	70%	$441	$12.43	$12.77
Copperfield	Houston	42,621	99%	$611	$14.41	$14.41
400 N. Belt	Houston	230,872	41%	$1,109	$11.80	$12.10
Ashford Crossing	Houston	158,451	88%	$2,041	$14.62	$14.68
Regency Square	Houston	64,245	90%	$536	$9.27	$9.28
Energy Plaza	San Antonio	180,119	83%	$3,051	$20.48	$20.48
One Technology Ctr	San Antonio	196,348	89%	$4,475	$25.50	$25.54
Total -office		4,262,061	77%	$50,008	$15.30	$15.29
Industrial/Flex
Central Park	Dallas	73,099	91%	$584	$8.77	$9.00

Quitman	Houston	736,957	88%	$1,353	$2.08	$2.07
Mitchelldale	Houston	377,752	95%	$2,447	$6.81	$6.82
Total - Industrial/Flex		1,187,808	91%	$4,384	$4.08	$4.09

Grand Total		6,781,900	80%	$70,022	$12.84	$12.76

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

The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASC 606 - Revenue from Contracts with Customers ("ASC 606"). The Company also earns revenue from tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASC 606.

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

Impairment

We review our real estate assets on an asset by asset basis for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to release the property and the number of years the property is held for investment. The use of inaccurate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income. Refer to Note 3 (Real Estate) for additional information regarding our impairment analysis and related recognition of loss on impairment in the consolidated statements of operations for the year ended December 31, 2022.

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

RESULTS OF CONTINUING OPERATIONS

Comparison of the year ended December 31, 2022 versus the year ended December 31, 2021.

As of December 31, 2022 and 2021, respectively, we owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all in Texas. As of December 31, 2022 and 2021, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Revenues – The primary source of our revenue is rental revenues and management and advisory income. For the years ended December 31, 2022 and 2021 we had total rental revenues and of $94,017,000 and $87,194,000, respectively. The overall increase is mainly attributable to increase in recoverable operating costs under net leases. With the rapid rise inflation beginning in 2021 and extending throughout 2022, the utility, maintenance, and insurance costs incurred on our properties has increased. Theses costs are recoverable from our tenants to the extent provided under net leasing arrangements. Recoverable operating costs increased approximately $4,336,000 Additionally, as discussed in Note 14 (Commitments and Contingencies) of the consolidated financial statements, in the fourth quarter of 2022 we recognized $667,000 of recoverable electricity expenses as a result of Winter Storm Uri. This amount reflects only those properties with completed assessments in 2022 of recoverable amounts. The remaining assessments are expected to be completed during the first quarter of 2023. For the years ended December 31, 2022 and 2021, we had total management and advisory expenses of $4,053,000 and $4,964,000, respectively. The overall decrease is attributable to lease management services provided to affiliates during the second half of 2022. Revenue from these services decreased approximately $683,000 from 2021 to 2022.

Property operating expenses – Property operating expenses consists of labor, contract services, repairs and maintenance, utilities and management fees. For the years ended December 31, 2022 and 2021, we had property operating expenses of $26,591,000 and $31,117,000, respectively. The decrease in property operating expenses is primarily due to the extraordinary electricity expense we incurred in 2021 as a direct result of Winter Storm Uri. Electricity expense for the years ended December 31, 2022 and 2021, was $8,569,000 and $13,710,000, respectively.

Real estate taxes and insurance – Real estate taxes and insurance were $15,004,000 and $13,952,000 for the years ended December 31, 2022 and 2021, respectively. The increase in real estate taxes and insurance is attributable to increased premiums for commercial property insurance, driven by inflationary trends as well as volatile conditions in the commercial insurance market.

Depreciation and amortization – Depreciation and amortization were $26,971,000 and $26,726,000, for the years ended December 31, 2022 and 2021, respectively.

Debt issuance cost write off - During the second and third quarters of 2022, the Company pursued a refinance to replace the SASB Loan with long term, fixed rate debt. Due to ongoing volatility in the commercial real estate lending market, our efforts were unsuccessful and for the year ended December 31, 2022, we expensed $1,018,000 of refinancing costs incurred from the pursued refinance.

General and administrative expenses - General and administrative expenses consist primarily of transfer agent fees, other professional fees, and independent director compensation. For the years ended December 31, 2022 and 2021, we had general and administrative expenses of $13,570,000 and $13,163,000, respectively.

Interest expense - Interest expense for the years ended December 31, 2022 and 2021 was $13,033,000 and $8,454,000, respectively. The increase is attributable to the impact of rising interest rates on our variable rate debt and increase in Notes Payable. The interest rate on our SASB Loan rose from 1.91% from January 2022 to 5.55% in

December 2022, which includes the impact of our interest rate cap required under the loan. Additionally, total Notes Payable - related party increased approximately $11,156,000.

Loss on impairment - Total impairment charge for the year ended December 31, 2022 was $26,485,000. We did not recognize any impairments in 2021. Refer to Note 3 (Real Estate) of the consolidated financial statements for additional information regarding 2022 impairments.

Interest write off (income) - For the year ended December 31, 2022, we wrote off $847,000 of interest receivable due under our related party note receivable.

Net loss – We incurred a net loss from continuing operations of $38,031,000 and $12,933,000 for the years ended December 31, 2022 and 2021, respectively. The increase in net loss is primarily attributable to increase in interest expense and impairment charges referenced above.

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

The table below summarizes our calculation of FFO for the years ended December 31, 2022 and 2021, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	December 31,
	2022	2021
Net loss	$(38,031)	$(12,933)
Depreciation and amortization of real estate assets	26,971	26,726
Loss on impairment	26,485	—
Funds from operations (FFO)	$15,425	$13,793

Distributions
The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through December 31, 2022, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
2011	$255	$242	$497
2012	891	869	1,760
2013	1,681	1,594	3,275
2014	2,479	2,358	4,837
2015	3,475	3,718	7,193
2016	8,918	2,988	11,906
2017	12,650	—	12,650
2018	12,555	—	12,555
2019	12,811	—	12,811
2020	15,797	—	15,797
2021	13,917	—	13,917
2022	8,458	—	8,458
Total	$93,887	$11,769	$105,656

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days (and effective January 2022 approximately 40 days) following the end of such month. Effective July 8, 2022, we have suspended the payment of distributions.
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

For the year ended December 31, 2022, we paid aggregate distributions of $8,458,000. During the same period, cash provided by operating activities was $15,901,000 and our FFO was $15,425,000. For the year ended December 31, 2022, 100% of distributions were paid from cash provided by operating activities.

For the year ended December 31, 2021, we paid aggregate distributions of $13,917,000. During the same period, cash provided by operating activities was $21,393,000 and our FFO was $13,793,000. For the year ended December 31, 2021, 100% of distributions were paid from cash provided by operating activities.

For the period from inception to December 31, 2022, we paid aggregate distributions of $105,656,000. During the period from our inception to December 31, 2022, our cash provided by operating activities was $156,072,000, our net loss was $108,239,000 and our FFO was $124,072,000. Of the $105,656,000 in aggregate distributions paid to our stockholders from inception to December 31, 2022, approximately 68% was paid from net cash provided by operating activities and approximately 32% was funded from offering proceeds. For a discussion of how we calculate FFO, see “Funds From Operations and Modified Funds From Operations.”

For federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Ordinary income (unaudited)	73.4%	40.4%
Return of capital (unaudited)	26.6%	59.6%
Total	100.0%	100.0%

Liquidity and Capital Resources

As described above under "Overview - Going Concern Considerations," we are under our final one year maturity date option of our SASB Loan due October 9, 2023 and have an ongoing event of default under the SASB Loan relating to the loan agreement's insurance requirements relating to a single property. The Company's ability to continue as a going concern is dependent upon the Company's ability to refinance the SASB Loan prior to the maturity date.

The event of default triggered cash management provisions under the loan agreement which have been in effect since November 2022. The action has restricted access to tenant receipts from the 39 properties in the loan and disrupted both the timing and amount of free cash flow on hand. Tenant receipts on these 39 properties are deposited into a cash management account controlled by the loan servicer. On the 9th day of each month, distributions from the cash management account are made in the following priority: (i) property tax escrow, (ii) scheduled debt service (iii) budgeted operating expenses for the month of the payment date occurs, (iv) capital expenditure reserve, and (v) tenant improvement and lease commission reserve. All remaining amounts are disbursed to an excess cash flow reserve account, also maintained by the loan servicer. As a result, our unrestricted cash and cash equivalents on hand is limited. As of December 31, 2022, the SASB cash management account and excess cash flow reserve held $3,817,000 and $223,000, respectively, and are recorded in restricted cash on the December 31, 2022 consolidated balance sheet. The remaining five of our 44 revenue generating properties are outside the SASB Loan and are not subject to the provisions above.

Our principal demands for funds are for real estate and real estate-related acquisitions, for the payment of operating expenses, for the payment of interest on our outstanding indebtedness, and for the payment of distributions. Effective July 8, 2022, we have suspended the payment of distributions. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations; provided, that some or all of our distributions have been and may continue to be paid from sources other than cash from operations (as discussed below).

We have in the past and may in the future pay distributions from sources other than cash flow from operations, including proceeds of our public offerings, cash advances to us by affiliates and borrowings secured by our assets in anticipation of future operating cash flow. To the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make future distributions may be negatively impacted, especially during our early periods of operation.

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of December 31, 2022, our outstanding secured debt is $298,804,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.
Potential future sources of capital include proceeds from additional private or public offerings of our securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Comparison of Cash Flow for the Years Ended December 31, 2022 and 2021

The following table sets forth a summary of cash flows for our company for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022	2021	Change
(Amounts in thousands)
Net Cash provided by (used in):
Operating activities	$15,901	$21,393	$(5,492)
Investing activities	(11,977)	(13,382)	1,405
Financing activities	1,241	(12,930)	14,171

Operating Activities
We have generated $15,901,000 and $21,393,000 of cash from operating activities during the years ended December 31, 2022 and 2021, respectively. The decrease is mainly due to the rise in interest costs of our variable rate debt (see Results from Continuing Operations section above), $2,001,000 payment for supersedeas surety bond as a result of Winter Storm Uri judgment, and $2,254,000 interest rate cap premium.

Investing Activities

We used $11,977,000 and $13,382,000 in cash for investing activities during the years ended December 31, 2022, and 2021, respectively. All of our investing activities are for capital expenditures on our properties.

Financing Activities

Net cash provided by (used in) financing activities for the years ending December 31, 2022 and 2021, was $1,241,000 and $12,930,000, respectively. The increase in cash provided by financing activities is primarily due to an increase in net borrowing from affiliate and the suspension of distributions to stockholders. Net cash borrowings under our note payable to related party affiliate increased by $6,687,000 for the year ended December 31, 2022 compared to 2021. The capital provided by related party financing was used to aid funding of capital expenditures, the shares of the supersedeas surety bond applicable to wholly owned properties of our company totaling $2,001,000, and insurance premium payments.

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

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain

Relationships and Related Transactions and Director Independence” and Item 15 - Exhibit F, Note 11 (Related Party Transactions) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risks

We will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging and interest rate cap opportunities.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.     Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls or procedures, no matter how well designed it operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of

December 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below.

Management's Report on Internal Control Over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the board of directors, management another personnel, to provide reasonable assurance regarding the reliability of financial reporting in the preparation of financial statements for external purposes in accordance with generally excepted accounting principles in the United States of America (GAAP) and include those policies and procedures that:

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

In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, our management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to material weaknesses in our internal control over financial reporting discussed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, the following material weaknesses existed:

•The insufficient design and operation of controls over the review, approval, and disclosure of related party transactions.

•The insufficient design of controls related to the timing for revenue recognition of estimated recoveries of operating expense items under leasing arrangements.

The first material weakness is the result of a financing agreement executed in the first quarter of 2021. Under the agreement, one of our wholly owned properties was added to a credit facility of one of our affiliates. The affiliate transaction required the approval of our independent directors at that time and was not obtained. Further, during the ongoing renewal of the affiliate’s credit facility, a review of organizational and other financing documents required the Company to further evaluate its ownership interest in the property so that our consolidated financial statements are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods each of the periods ending December 31, 2022 and 2021, and related interim periods.

The second material weakness is related to the timing the Company's operating expense recovery recognition process. As required under most of our leases, after the close of our fiscal year the Company performs annual operating expense recoveries to reconcile tenants' prorated share of actual operating expenses incurred during the year against estimates billed throughout the year. Historically, the difference between the actual recoveries and estimates has not been material and is recognized in the subsequent fiscal period. However, primarily due to the rapid rise in inflation throughout 2022 and volatile insurance markets, recoverable costs outpaced our estimates by approximately $3,544,000. The adjustment is appropriately reflected in the consolidated financial statements included in this Annual Report on Form 10-K.

Notwithstanding these material weaknesses, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2022 in conformity with U.S. generally accepted accounting principles.

Weaver and Tidwell, L.L.P., an independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading Report of Independent Registered Public Accounting Firm. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to exemption established by rule of the SEC for smaller reporting companies.

Remediation Efforts

Management has begun implementing remediation plans to address the material weaknesses in our internal control over financial reporting discussed above. The remediation plan for the first material weakness includes enhancing our policies and procedures around identifying related party transactions, approval thresholds, disclosure requirements, and strengthening documentation standards to ensure transactions with related parties are appropriately evaluated, reviewed, approved, and disclosed. The remediation plan for the second material weakness includes implementation of a fiscal year-end evaluation procedure to determine if recognition of an estimated recovery is warranted. We believe these actions will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting; however, some of these actions will take time to be fully integrated and confirmed to be effective and sustainable. We will continue to monitor the effectiveness of our internal control over financial reporting and will make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting

There have been no other changes during the quarter ended December 31, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information
 None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Mark T. Torok	64	Chief Executive Officer and President
Louis T. Fox, III	62	Chief Financial Officer and Treasurer
Michael A. Racusin	42	General Counsel and Corporate Secretary
Jack I. Tompkins	77	Independent Director
Horst Schulze	83	Independent Director
Gerald W. Haddock	75	Independent Director
James S. Still	66	Independent Director
Allen R. Hartman	71	Director

On October 15, 2022, Mr. Torok assumed the role of Chief Executive Officer and Mr. Hartman assumed the role of Executive Chairman. On March 10, 2023, the Executive Committee of the board of directors removed Allen Hartman as Executive Chairman of the board of directors of the Company and terminated the agreement between the Company and Allen Hartman. The Executive Committee investigated issues related to certain violations of fiduciary and other duties to the Company by Mr. Hartman which has not concluded. Mr. Hartman remains a director on the Company’s Board.

Mark T. Torok, age 64, has served as our Chief Executive Officer and President since October 2022. He previously served as our General Counsel from April 2016 to April 2021. Mr. Torok is also the Founder and CEO of Southern Star Storage, a self storage owner and operator. Mr. Torok practiced law from 2006 to May 2015, as the founder of The Torok Law Firm P.C., where his practice focused on real estate, securities, and business law. In addition, he served as a fee attorney and provided escrow agent services for Providence Title Insurance Company. Prior to founding The Torok Law Firm in 2006, from 1989 to 1991, Mr. Torok served as a Hearings Officer for the Pennsylvania Insurance Department. From 1991 to 2000 he served as Assistant General Counsel and Assistant Secretary of the various companies of the Erie Insurance Group, a property and casualty insurance company. From 2000 to 2002 he served as Assistant General Counsel and Assistant Secretary for the United Services Automobile Association (USAA), a property and casualty insurance company. From 2002 to 2004 he served as Assistant General Counsel and Chief Compliance Officer for the companies of the Argonaut Group, a commercial property and casualty insurance company. He subsequently returned to USAA from 2004 to 2006 to serve as Director of Regulatory Compliance before founding his own law firm. Mr. Torok holds the insurance designations of Chartered Property Casualty Underwriter (CPCU) and Associate in Reinsurance (ARe). Mr. Torok holds an inactive real estate agent’s license in Texas and an inactive escrow agent’s license in Texas and is a member of the Texas Bar Association. Mr. Torok earned a Bachelor of Arts degree in Economics from Gettysburg College and a Juris Doctor degree from Willamette University College of Law.

Louis T. Fox, III, age 62, is our Chief Financial Officer and Treasurer. He has responsibility for financial reporting, accounting, treasury and investor relations. Mr. Fox is also a principal and CFO of Southern Star Storage, a self storage owner and operator. Prior to joining HIR Management in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and

CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. He started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox received a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

Michael A. Racusin, age 42, has served as our General Counsel and Corporate Secretary since May 2021. In this capacity, Mr. Racusin manages our in-house legal department and is responsible for all legal matters affecting our company and its affiliates. Prior to joining the Company in May 2021, Mr. Racusin served as General Counsel and Corporate Secretary of Luby's Inc., a publicly traded restaurant and food service company, where he also held positions as Associate General Counsel and Asst. Secretary since 2006. Mr. Racusin also co-founded and served as Chief Information Officer and General Counsel of EnergyFunders.com, the world’s first crowdfunding platform for energy projects. Mr. Racusin is a licensed member of the State Bar of Texas. Mr. Racusin earned a Bachelor of Arts from University of Texas at Austin and a Juris Doctor degree from University of Houston Law Center.

Jack I. Tompkins, age 77, has served as one of our independent directors since our inception in February, 2009.  Mr. Tompkins has served since 1998 as Chairman and CEO of ARTA Equity Advisors, L.L.C., which was formed to engage in various entrepreneurial opportunities. Mr. Tompkins began his career with Arthur Young & Co., working as a certified public accountant there for three years before joining Arthur Andersen,& Co., where he was elected to the partnership in 1981 and served until 1988. While at Arthur Andersen he was in charge of the Merger and Acquisition Program for the Houston office as well as head of the Natural Gas Industry Group. From 1988 until October 1996, Mr. Tompkins served as Chief Financial Officer, Senior Vice President and Chief Information, Administrative and Accounting Officer of a large publicly traded energy company. Corporate functions reporting to Mr. Tompkins included financial planning, risk management, tax, accounting, information systems, administration and internal audit. Mr. Tompkins served as Chairman and CEO of Automotive Realty Trust Company of America from its inception in 1997 until its sale to a publicly traded REIT in January 1999. Automotive Realty was formed to engage in the business of consolidating real estate properties owned by automobile dealerships into a REIT. From March to September of 1999, Mr. Tompkins served as interim Executive Vice President and CFO of Crescent Real Estate Equities as the Company restructured. Mr. Tompkins served as an independent director of Hartman XIX from July 2009 until March 2010 and as an independent director of Hartman Income REIT from January 2008 until July 2009. Mr. Tompkins previously served on the board of directors of Bank of America Texas and Michael Petroleum Corp. He is a member of American Institute of Certified Public Accountants. Mr. Tompkins received a Bachelor of Business Administration and Master of Business Administration from Baylor University.

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

Horst Schulze, age 83, has served as one of our independent directors since May 2020. Mr. Schulze brings more than 65 years of experience in hospitality and operational quality to the Board. Mr. Schulze joined the Ritz-Carlton hotel brand in 1983 as a charter member and Vice President of Operations. He was appointed Assistant Vice-President in 1987 and then president and COO in 1988. Mr. Schulze became vice chairman of The Ritz-Carlton Hotel Company from 2001 to 2002, and in 2011, he left the company to form the Capella Hotel Group; at the time of his departure, Schulze was responsible for the $2 billion Ritz-Carlton operations worldwide. Mr. Schulze currently sits on multiple boards other than the Company, including the Cancer Treatment Centers of America and Reliance Trust. In 1995, he was awarded the Ishikawa Medal for his personal contributions to the quality movement. In 1999, Johnson & Wales University gave him an honorary Doctor of Business Administration degree in Hospitality Management.

Our board of directors, excluding Mr. Schulze, has determined that the leadership positions previously and currently held by Mr. Schulze, including the extensive experience Mr. Schulze has acquired in hospitality and operational quality, have provided Mr. Schulze with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Gerald W. Haddock, age 75, has served as one of our independent directors since May 2020. Mr. Haddock. brings more than 48 years of professional and leadership experience to the Board. He founded Haddock Enterprises, LLC in 2000 and has served as president since its formation. Prior to forming Haddock Enterprises, Mr. Haddock served as president and chief executive officer of Crescent Real Estate Equities, a diversified real estate investment trust. He was a partner at the law firms of Fulbright & Jaworski, LLP, Kelly, Hart & Hallman, PC, and Jackson Walker, LLP, before founding the Haddock Firm, LLP. He is currently a director for Meritage Homes Corporation, serving as Chairperson of the Nominating and Corporate Governance Committee. Mr. Haddock previously served as a director of Union Acquisition Corp. II, a special purpose acquisition corporation. Mr. Haddock served on the Audit Committee of Union Acquisition Corp. II's board of directors. Mr. Haddock was an investor and led the Rainwater Group’s acquisition partnership that acquired Blocker Energy, which became ENSCO International, PLC, a leading global offshore oil and gas drilling service company. From 1986 to 2019, Mr. Haddock served as a founding director of Ensco. As a founding director, Mr. Haddock led Ensco in its strategic planning and many of its acquisitions. . For more than 25 years, Mr. Haddock served on the Board of Directors as a director and as the Chairperson of the Audit Committee. He was also co-lead director for many years of his service. Mr. Haddock also served as a member of the Nominating and Governance Committee, and. in such position, led the Company in succession planning and hiring its chief executive officers. Mr. Haddock retired as a director with Ensco in early 2019 upon its merger with Rowan Companies plc which created Valaris plc. Mr. Haddock serves as a director for ProFrac Holding Corporation, a significant oilfield service company engaged primarily in fracking and the logistical supply business. He was one of the initial independent directors when ProFrac completed its initial public offering. He is currently on the audit and compensation committees. Mr. Haddock has served on many philanthropic boards. He previously served on the Board of Trustees for the M.D. Anderson Proton Therapy Education and Research Foundation and the Baylor College of Medicine, as well as a member of the Baylor University Executive Investment Committee. Since 2010, he has been involved with the CEELI Institute, a not-for profit, international provider of post-graduate, professional legal education headquartered in Prague. Mr. Haddock is currently a member of the Friends of the CEELI Institute Board of Directors based out of Washington DC. Mr. Haddock received his Bachelor of Business Administration and Juris Doctorate degree from Baylor University and Baylor Law School, and his Master of Laws in Taxation degree from New York University School of Law. He also received his Master of Business Administration degree from Dallas Baptist University.

Our board of directors, excluding Mr. Haddock, has determined that the experience and leadership positions previously and currently held have provided Mr. Haddock with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

James S. Still, age 66, has served as one of our independent directors since May 2020. Mr. Still founded RDC Advisors, LLC in 2010, to serve as a holding company for his Board and interim management roles. Prior to forming RDC Advisors, Mr. Still served as President and CEO of Surgent, LLC from 2014 to 2016, and prior to that President and CEO of Thompson Media Group, LLC from 2010 to 2014. Both of these entities were focused on providing professional education to a number of sectors of the domestic economy. The two companies were owned by private equity and institutional lending firms. Earlier in his career, Mr. Still was President and CEO of Atlantic American Properties Trust, a diversified commercial and industrial real estate investment trust with holdings throughout the mid-Atlantic region. He was also the former President and CEO of Bell Atlantic Properties, Inc, a wholly owned investment real estate division of Bell Atlantic Corporation now Verizon Corporation. Since 2017, he has been a director for Intellective, Inc, a leading provider of technology-based solutions; Precision Camera, the largest camera repair company in the country; and DirectPath, a leading telecommunications provider. Each of these entities is privately held. He is a former Board member of Abington Health, a large regional health care provider and from 2017 to 2019 he was a member of the Finance and Investment Committees of Abington-Jefferson Health, upon the companies' merger in 2015. He was the President of the Alumni Board of William Penn Charter School, the

oldest Quaker high school in America. He also served on the Amherst College Alumni Board and was a Session member at Grace Presbyterian Church in suburban Philadelphia. Mr. Still earned Bachelor of Arts in Economics and Psychology and Master of Business Administration from the Wharton School of the University of Pennsylvania.

Our board of directors, excluding Mr. Still, has determined that the experience and leadership positions previously and currently held have provided Mr. Still with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

Allen R. Hartman, age 71, served as Executive Chairman from October 15, 2022 to March 10, 2023. He previously served as our CEO and Chairman of our Board of Directors.

Board Committees

Executive Committee

Our board of directors has established an Executive Committee (the "Executive Committee"). The Executive Committee meets on a regular and as needed basis. The Executive Committee is comprised of three independent directors, Jack Tompkins, chairman, Gerald Haddock, and James Still, each of whom is “independent” as defined by our charter. The duties of the Executive Committee include, among other items, the continuation of the review of strategic alternatives with the objective of maximizing shareholder value and the streamlining of the communication, reporting, and decision-making process between the board and the Chief Executive Officer. To accomplish this objective and to communicate and manage the day-to-day communications and interactions with the Chief Executive Officer, the Executive Committee has all the authority of decision making of the whole board of directors. The Executive Committee is led by Gerald Haddock as Lead Director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2022, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2022.

Item 11.    Executive Compensation

Compensation of our Executive Officers

Compensation Discussion and Analysis

Throughout this discussion, the following individuals who served as our chief executive officer and chief financial officer during 2022 and the other three most highly compensated executive officers as of the end of 2022, as determined in accordance with applicable SEC rules, are collectively referred to as our named executive officers.

Named Executive Officer	Title
Mark T. Torok	Chief Executive Officer
Louis T. Fox, III	Chief Financial Officer, Chief Accounting Officer and Treasurer
Michael A. Racusin	General Counsel and Corporate Secretary
Allen R. Hartman	Chief Executive Officer and Executive Chairman
Richard A. Maloof	Executive Vice President of Leasing

On October 15, 2022, Mr. Torok assumed the role of Chief Executive Officer and Mr. Hartman assumed the role of Executive Chairman. On March 10, 2023, the Executive Committee of the board of directors removed Allen Hartman as Executive Chairman of the board of directors of the Company and terminated the agreement between the Company and Allen Hartman. The Executive Committee investigated issues related to certain violations of fiduciary and other duties to the Company by Mr. Hartman which has not concluded. Mr. Hartman remains a director on the Company’s Board. Richard A. Maloof departed the Company on January 23, 2023.

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
The members of the Compensation Committee are James Still, chairman, and Horst Schulze, each of whom is “independent” under the independence standards of the NYSE. The Compensation Committee, is active and undertaking its responsibility for monitoring the performance of our executives and evaluating and approving our executive compensation plans, policies and programs. In addition, the Compensation Committee oversees the administration our 2021 Hartman Profit Sharing and Retention Plan.

Compensation Consultant

For fiscal 2022 executive compensation, the Compensation Committee did not engage the services of any independent outside compensation consultants.

Management

For fiscal 2022, our Executive Committee and our Chief Executive Officer exercised discretion with respect to the evaluation of the individual performance and appropriate compensation levels for the other executive officers.

Compensation of Executive Officers

Executive compensation programs include three principal elements – base salary, incentive cash bonus, and profit sharing and retention incentives, in the form of performance-based incentive units awarded from time to time in our Hartman Profit Sharing and Retention Plan. In fiscal 2021, we awarded unit grants to our named executive officers to recognize their significant contributions to the Company’s performance and to further incentivize our named executive officers’ continued service to the Company. We believe that an emphasis on annual incentive cash bonus and profit sharing compensation creates greater alignment with the interests of our stockholders, ensures that our business strategy is executed by decision-makers in a manner that focuses on the creation of both long-term value and short-term results, and encourages prudent evaluation of risks. The following table presents the base salary, incentive cash bonus compensation and profit sharing compensation for our Chief Executive Officer and each of our other named executive officers for fiscal 2022.

Fiscal 2022 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation	Total Compensation
Mark T. Torok, Chief Executive Officer (1)	2022	$83,077	$—	$—	$—	$—	$—	$8,723	$91,800
	2021	49,039	6,127	—	—	—	—	—	55,166
Louis T. Fox, III, Chief Financial Officer, Principal Accounting Officer and Treasurer	2022	181,731	15,382	—	—	—	—	14,691	211,804
	2021	173,872	27,718	—	—	23,141	—	1,475	226,206
Michael A. Racusin, General Counsel and Corporate Secretary (2)	2022	228,219	9,125	—	—	—	—	12,597	249,941
	2021	137,596	6,750	—	—	—	—	50	144,396
Allen R. Hartman, Chief Executive Officer and Executive Chairman (3)	2022	130,195	—	—	—	—	—	9,753	139,948
	2021	15,997	—	—	—	—	—	—	15,997
Richard A. Maloof, Executive Vice President of Leasing (4)	2022	178,615	58,242	—	—	—	—	229,747	466,604
	2021	148,582	81,717	—	—	9,603	—	114,157	354,059

(1) Mr. Torok previously served in the role of Chief Operating Officer of the Company before his departure on April 9, 2021. He rejoined the Company and assumed the role of Chief Executive Officer on October 15, 2022.
(2) Mr. Racusin joined the Company on May 11, 2021.
(3) Mr. Hartman assumed the role of Executive Chairman on October 15, 2022. On March 10, 2023, the Executive Committee of the board of directors removed Mr. Hartman as Executive Chairman of the board of directors of the Company.
(4) Richard A. Maloof departed the Company on January 23, 2023.

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

Long-Term/Profit Sharing Incentive Compensation

While there were no grants in fiscal 2022, the Compensation Committee believes that a substantial portion of each named executive officer’s annual compensation should be in the form of long-term equity and or profit sharing incentive compensation. Equity incentive awards, including profit sharing/phantom equity plans, encourage management to create stockholder value over the long-term, because the value of the incentive awards is directly attributable to changes in the price of our common stock over time. In addition, phantom equity awards are an effective tool for management retention because full vesting of the awards generally requires continued employment for multiple years.
In September 2020, the board of directors approved the Hartman Profit Sharing and Retention Plan ("Plan") for employees of the Company including our named executive officers. There are two main parts to the Plan. One is a profit sharing payment component payable monthly and a retention bonus that will be paid at the end of the retention period as defined in the Plan. The Plan allows participants to receive payments on the retention bonus immediately at the same rate and time as distributions are paid on a like amount of the common stock of the company held by our stockholders. These payments continue to the extent that distributions are paid on the Company's common stock until the retention period has expired. Payments are not guaranteed and can fluctuate with any changes in the distributions paid on the actual common stock of the Company. The second part is a final payout of the retention bonus paid, at the Company's option: (1) a cash amount equal to the value of the Company's shares of common stock 60 days after the participant's individual retention period expires; (2) in common stock of the Company; or (3) as the

Company and the participant may agree. Unit awards under the Plan are not of actual shares of common stock or any ownership interest in the Company but are a profit sharing payment that mirrors the common stock performance. The units awarded under the Plan do not have voting rights in any manner upon which the common stockholders vote.

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

Lease Commissions: We also pay in-house leasing representatives leasing commissions for signed leases.

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

Outstanding Equity Awards at Fiscal 2022 Year End

Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(6)
Mark T. Torok, Chief Executive Officer (1)	—	—	—	—	—	—	—	—	—
Louis T. Fox, III, Chief Financial Officer, Principal Accounting Officer and Treasurer	—	—	—	—	—	—	—	53,286 (4)	333,038
Michael A. Racusin, General Counsel and Corporate Secretary	—	—	—	—	—	—	—	—	—
Allen R. Hartman, Chief Executive Officer and Executive Chairman (2)	—	—	—	—	—	—	—	—	—
Richard A. Maloof, Executive Vice President of Leasing (3)	—	—	—	—	—	—	—	26,643(5)	166,519

(1) Mr. Torok assumed the role of Chief Executive Officer on October 15, 2022.
(2) Mr. Hartman assumed the role of Executive Chairman on October 15, 2022. On March 10, 2023, the Executive Committee of the board of directors removed Mr. Hartman as Executive Chairman of the board of directors of the Company.
(3) Richard A. Maloof departed the Company on January 23, 2023.
(4) The awards disclosed are under the Plan which vest July 1, 2026.
(5) The awards disclosed are under the Plan which would have vested April 12, 2039 except that they were forfeited when Mr. Maloof departed the Company on January 23, 2023.
(6) Market value is based on the number of units multiplied by the NAV of $6.25 per share as of December 31, 2022.

Employment and Change in Control Agreements

The Company has entered into employment agreements with Mr. Torok and Mr. Fox. The Company and Mr. Torok entered into the Job Description and Management Agreement effective October 15, 2022. Mr. Fox entered into an employment agreement with the Company on July 1, 2021. As participants in the Hartman Profit Sharing and Retention Plan, each named executive officers may be entitled to retention bonus compensation as provided for in the plan. Each of our named executive officers, other than Mr. Torok and Mr. Fox, and all of our employees are employees at will.

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2022. Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	Stock award ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Allen R. Hartman	$—	$—	$—	$—	$—	$—	$—
Jack I. Tompkins	158,625	—	—	—	—	—	158,625
Gerald W. Haddock	157,063	—	—	—	—	—	157,063
James S. Still	152,062	—	—	—	—	—	152,062
Horst Schulze	139,500	—	—	—	—	—	139,500
	$607,250	$—	$—	$—	$—	$—	$607,250

(1)The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.” Amounts include payment of previously accrued stock awards which were settled in cash.

Cash Compensation

We pay each of our independent directors an annual retainer of $75,000, plus $2,000 per board meeting attended and $500 per committee meeting attended; provided, however, we do not pay an additional fee to our directors for attending a committee meeting when the committee meeting is held on the same day as a board meeting. The Audit Committee chair receives $12,500 annually and members receive $500 per quarterly meeting. The Compensation Committee chair receives $5,000 annually and members receive $500 per meeting. The Nominating and Governance Committee chair receives $5,000 annually and members receive $500 per meeting. We also reimburse all directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

Compensation Committee Interlocks and Insider Participation

There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Beneficial Owners

The following table sets forth information as of December 31, 2022, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership set forth in the table below is calculated based on 34,894,496 shares of our common stock outstanding as of December 31, 2022. The address of each beneficial owner listed below is c/o Silver Star Properties REIT, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	2,594,045	7.43%
Jack I. Tompkins	71,274	0.20%
Gerald W. Haddock	4,472	0.01%
James S. Still	4,472	0.01%
Horst Schulze	4,472	0.01%
Mark T. Torok	—	—%
Louis T. Fox, III	—	—%
Michael A. Racusin	—	—%
All Officers and Directors as a group	2,678,735	7.66%

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
(2)Includes 19,000 shares owned by Hartman XX Holdings, Inc., a Texas corporation, and 3,420 shares owned by Mr. Hartman’s spouse, Mrs. Lisa Hartman. Mr. Hartman is the sole stockholder of Hartman XX Holdings, Inc. and controls the voting and disposition decisions of Hartman XX Holdings, Inc. Additionally. Mr. Hartman has beneficial interest in 1,442,257 Operating Partnership OP Units.

Item 13.    Certain Relationships and Related Transactions and Director Independence
The following describes all transactions since January 1, 2016 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Item 15 - Exhibit F, Note 11 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

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

We issued our former external advisor, Hartman Advisors LLC, 1,000 shares of our non-voting convertible preferred stock, or “convertible stock,” for $10,000.  Upon the terms described below, these shares may be converted into shares of our common stock, resulting in dilution of common stockholders’ interest in our company. As a result of the HIREIT Merger, the Company acquired the Advisor's interest of affiliates of Allen Hartman in exchange for 602,842 Operating Partnership OP units with a fair value of $6,525,000. Prior to our acquisition of the

70% of the advisor owned by affiliates of Allen Hartman, 700 shares of our convertible preferred stock were distributed to the affiliates of Allen Hartman. Further, as a result of the HIREIT Merger, Allen Hartman's HIREIT Operating Partnership units converted into 839,415 Operating Partnership OP units.

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

Transactions with Related Persons

The following describes all transactions during the period from January 1, 2018 to December 31, 2022 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Item 15 - Exhibit F, Note 11 (Related Party Transactions) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Loan to Hartman Retail II Holdings Company, Inc.

Our taxable REIT subsidiary, Hartman TRS, Inc. ("TRS") has a note receivable from Hartman Retail II Holdings Company, Inc., an affiliate of the Advisor and the Property Manager, in the original amount of $7,231,000 pursuant to a promissory note in the amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS received a two percent (2%) origination fee of amounts advanced under the promissory note, and interest at ten percent (10%) per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST. The maturity date of the promissory note, as amended, is June 30, 2024, which is included in notes receivable – related party in the accompanying consolidated balance sheets. The note receivable had an outstanding balance of the note is $1,726,000 as of December 31, 2022 and 2021, respectively.

Loan from Hartman vREIT XXI, Inc.

During 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000. The outstanding balance of the note is $10,000,000 and $6,012,000 as of December 31, 2022 and 2021, respectively. In addition to the balance due under this note, the Company received advances from vREIT XXI totaling $7,168,000 which were outstanding as of December 31, 2022 and which were not covered by the unsecured promissory note referred to herein. The total balance of $17,168,000 as of as of December 31, 2022 has been included in Notes Payable - related party on the accompanying balance sheets.

Other than as described above and the transaction with Southern Star Self-Storage Investment Company in Note 16 (Subsequent Events), there is no currently proposed material transactions with related persons.

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

Item 14.    Principal Accounting Fees and Services
Independent Registered Public Accounting Firm
The audit committee engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2022 and 2021.

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

All services rendered to us by Weaver for the years ended December 31, 2022 and 2021 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver for professional accounting services for the years ended December 31, 2022 and 2021 are set forth in the tables below.

Weaver

	2022	2021
Audit fees	$401,700	$441,500
Audit related fees	10,815	12,946
Tax fees	69,783	79,000
Total	$482,298	$564,666

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

The following financial statement schedule is included herein at pages F-29 through F-31 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

Item 16.    Form 10-K Summary
The Company has elected not to provide summary information

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on May 26, 2023.

SILVER STAR PROPERTIES REIT, INC.

By:	/s/ David Wheeler
David Wheeler Interim President (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ David Wheeler	Date: May 26, 2023
David Wheeler, Interim President (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: May 26, 2023
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jack I. Tompkins	Date: May 26, 2023
Jack I. Tompkins, Director, Executive Committee

By:	/s/ Gerald Haddock	Date: May 26, 2023
Gerald Haddock, Lead Director, Executive Committee

By:	/s/ James Still	Date: May 26, 2023
James Still, Director, Executive Committee

By:	/s/ Horst Schulze	Date: May 26, 2023
Horst Schulze, Director

EXHIBIT INDEX
Exhibit Number	Description of Documents
1.1	Dealer Manager Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed February 1, 2012)
3.1.1	First Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1to the Company’s Form 10-K filed April 12, 2012)
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

21.1*	List of subsidiaries of Silver Star Properties REIT, Inc.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
* Filed herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Silver Star Properties REIT, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Silver Star Properties REIT, Inc. and Subsidiaries
(the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s Hartman SPE term loan has a maturity date less than twelve months from the date these consolidated financial statements are issued, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

We identified the evaluation of real estate assets for potential impairment and management’s determination of fair values as a critical audit matter. Subjective and challenging auditor judgement was required to evaluate certain assumptions used in determining the recoverability of these assets. Management’s impairment analysis of its real estate assets was significant to our audit because the amounts are material to the consolidated financial statements. Auditing management’s assessment is complex and involves significant judgment as the Company’s ability to generate future cash flows could be impacted by various economic and industry conditions.

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

Presentation and disclosure of related party transactions. Refer to Note 11 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company has a material amount of related party transactions as it regularly transacts with multiple other Hartman affiliates in the normal course of business.

Auditing the presentation and disclosure of these related party transactions, including the completeness thereof, was challenging due to the affiliates involvement in many aspects of the Company’s business, including (1) formal and informal affiliate borrowings and advances, and (2) joint and several liability indebtedness with pledged property collateral.

How we addressed the matter in our audit

We obtained an understanding of the design and implementation of controls over the Company’s process of identifying and disclosing related party transactions.

To test the completeness of related party transactions, a listing of all related party relationships was compared to the Hartman affiliates legal structure and evidence obtained from other audit procedures including, among others, inquiries of management and the audit committee, review of the board of directors and other committee meeting minutes, and review of contracts. In addition, using the related party listing, we performed procedures to test material related party account activity and account balances including, among others, testing the related party amounts and disclosures of transactions in revenue, expense, and balance sheet accounts by inspecting source documentation, and evaluating the aggregation and presentation and disclosure of related party transactions. Further, for the joinder agreement transaction, we obtained written confirmation from an affiliate on the terms of the transaction.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

We have served as the Company's auditor since 2019.

Houston, Texas
May 26, 2023

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	2022	2021
ASSETS
Real estate assets, at cost	$580,602	$620,585
Accumulated depreciation and amortization	(189,509)	(173,040)
Real estate assets, net	391,093	447,545

Cash and cash equivalents	334	285
Restricted cash	24,088	18,972
Accrued rent and accounts receivable, net	16,507	13,238
Notes receivable - related party	1,726	1,726
Deferred leasing commission costs, net	9,826	10,487
Goodwill	250	250
Prepaid expenses and other assets	6,019	2,100
Real estate held for development	1,596	10,403
Real estate held for sale	25,963	—
Due from related parties	1,714	115
Investment in affiliate	201	201
Total assets	$479,317	$505,322

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$297,692	$297,765
Notes payable - related party	17,168	6,012
Accounts payable and accrued expenses	46,670	38,471
Tenants' security deposits	6,143	5,756
Total liabilities	367,673	348,004
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 34,894,496 shares and 35,110,421 shares issued and outstanding at December 31, 2022 and 2021, respectively	35	35
Additional paid-in capital	296,152	297,335
Accumulated distributions and net loss	(204,080)	(162,355)
Total stockholders' equity	92,107	135,015
Noncontrolling interests in subsidiary	19,537	22,303
Total equity	111,644	157,318
Total liabilities and equity	$479,317	$505,322
The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2022	2021
Revenues
Rental revenues	$94,017	$87,194
Management and advisory income	4,053	4,964
Total revenues	98,070	92,158

Expenses (income)
Property operating expenses	26,591	31,117
Organization and offering costs	31	103
Real estate taxes and insurance	15,004	13,952
Depreciation and amortization	26,971	26,726
Management and advisory expenses	12,551	11,751
Debt issuance write off cost	1,018	—
General and administrative	13,570	13,163
Interest expense	13,033	8,454
Interest write off (income)	847	(175)
Loss on impairment	26,485	—
Total expenses, net	136,101	105,091
Net loss	$(38,031)	$(12,933)
Net loss attributable to noncontrolling interests	$(1,783)	$(597)
Net loss attributable to common stockholders	$(36,248)	$(12,336)
Net loss attributable to common stockholders per share	$(1.04)	$(0.35)
Weighted average number of common shares outstanding, basic and diluted	34,991	35,202
The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	1	$—	35,318	$35	$299,375	$(135,633)	$163,777	$24,365	$188,142
Issuance of common shares pursuant to stock based compensation	—	—	41	—	461	—	461	—	461
Redemption of common shares	—	—	(248)		(2,501)	—	(2,501)	—	(2,501)
Dividends and distributions (cash)	—	—	—	—	—	(14,386)	(14,386)	(1,465)	(15,851)
Net loss	—	—	—	—	—	(12,336)	(12,336)	(597)	(12,933)
Balance, December 31, 2021	1	$—	35,111	$35	$297,335	$(162,355)	$135,015	$22,303	$157,318
Outstanding shares correction	—	—	(81)	—	—	—	—	—	—
Redemptions of common shares	—	—	(135)	—	(1,183)	—	(1,183)	—	(1,183)
Dividends and distributions (cash)	—	—	—	—	—	(5,477)	(5,477)	(983)	(6,460)
Net loss	—	—	—	—	—	(36,248)	(36,248)	(1,783)	(38,031)
Balance, December 31, 2022	1	$—	34,895	$35	$296,152	$(204,080)	$92,107	$19,537	$111,644
The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(38,031)	$(12,933)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	505	667
Depreciation and amortization	26,971	26,726
Deferred loan and lease commission costs amortization	2,476	2,477
Bad debt expense	1,498	397
Straight-line rent	236	(994)
Defined contribution plan income	(311)	(1,011)
Impairment of real estate assets	26,485	—
ERP implementation cost write off	357	—
Interest receivable, related party write-off	847	—
Unrealized gain on derivative instruments	(97)	—
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(5,850)	(442)
Deferred leasing commissions costs	(896)	(1,194)
Prepaid expenses and other assets	(4,276)	(265)
Accounts payable and accrued expenses	9,734	10,713
Due to/from related parties	(4,134)	(3,189)
Tenants' security deposits	387	441
Net cash provided by operating activities	15,901	21,393
Cash flows from investing activities:
Investment in other assets	—	(357)
Additions to real estate	(11,977)	(13,025)
Net cash used in investing activities	(11,977)	(13,382)
Cash flows from financing activities:
Distributions to common stockholders	(8,458)	(13,917)
Distributions to non-controlling interest	(981)	(1,216)
Repayments to affiliates	(2,417)	—
Borrowings from an affiliate	15,312	6,208
Repayments under insurance premium finance note	(2,933)	(3,156)
Borrowings under insurance premium finance note	2,892	3,019
Repayments under term loan notes	(3,564)	(1,313)
Borrowings under term loan notes	2,645	—
Redemptions of common stock	(1,183)	(2,501)
Payments of deferred loan costs	(72)	(54)
Net cash provided by (used in) financing activities	1,241	(12,930)

Net change in cash and cash equivalents and restricted cash	$5,165	$(4,919)
Cash and cash equivalents and restricted cash, beginning of period	$19,257	$24,176
Cash and cash equivalents and restricted cash, end of period	$24,422	$19,257

The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Supplemental cash flow information:
	Year Ended December 31,
	2022	2021
Cash paid for interest	$11,312	$6,924

Supplemental disclosures of non-cash activities:
Decrease in interest payable from Hartman XXI settlement	$795	$1,151
Decrease in due from related parties from Hartman XXI settlement	$2,535	$4,135
Decrease in borrowing from affiliate from Hartman XXI settlement	$1,740	$2,984
Increase of additions to real estate in accounts payable and accrued expenses	$2,183	$—
The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Business

Silver Star Properties REIT, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009. The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011. As used herein, the "Company," "we," "us," or "our" refer to Silver Star Properties REIT, Inc. and its consolidated subsidiaries and partnerships, including the Operating Partnership and SPE LLC, except where context requires otherwise.

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

Substantially all of our business is conducted through our subsidiary, the Operating Partnership and SPE LLC. Our wholly-owned subsidiary, Hartman XX REIT GP LLC, a Texas limited liability company, is the sole general partner of the Operating Partnership. Our wholly-owned subsidiary, Hartman SPE Management, LLC ("SPE Management") is the manager of SPE LLC. Our single member interests in our limited liability company subsidiaries are owned by the Operating Partnership or its wholly owned subsidiaries.

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

On December 20, 2022, Silver Star Properties REIT, Inc. (previously known as Hartman Short Term Income Properties XX, Inc.) filed an amendment to its Articles of Amendment with the Maryland Secretary of State to change its name from “Hartman Short Term Income Properties XX, Inc.” to “Silver Star Properties REIT, Inc.” The amendment is effective as of December 20, 2022.

As of December 31, 2022 and 2021, we owned 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of December 31, 2022 and 2021, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors (the "Board") of the Company established a share redemption program (the "Redemption Plan"), which permitted stockholders to sell their shares back to the Company, subject to certain significant conditions and limitations. On July 8, 2022, the Board voted to suspend the Redemption Plan to support the long-term fiscal health of the Company.

The Company does not anticipate that there will be any market for its shares of common stock unless they are listed on a national securities exchange. The Executive Committee has adopted resolutions directing management to begin the process of listing the Company’s shares on an established securities exchange, and it is taking steps to accomplish the listing, including without limitation engaging the services of an investment bank to assist with the listing.

On October 14, 2022, the Company’s board of directors formed the Executive Committee, composed of independent directors, to continue the review of strategic alternatives with the objective of maximizing shareholder value and to streamline the communicating, reporting, and decision-making between the board and the Chief Executive Officer. To accomplish this objective and to communicate and manage the day-to-day communications and interactions with the Chief Executive Officer, the Executive Committee has all the authority of decision making of the whole board of directors. The Executive Committee performed a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company. On April 6, 2023, the Executive Committee of the board of directors approved the previously-announced New Direction Plans to reposition the Company's assets into the self-storage asset class and away from office, retail, and light industrial assets. The Executive Committee is in the process of carrying out the New Direction Plans with the objective of maximizing shareholder value.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2022 and 2021 and for the years then ended have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with initial maturities of three months or less. Cash and cash equivalents as of December 31, 2022 and 2021 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions. As of December 31, 2022 and 2021, the Company had a bank overdraft at two financial institutions totaling $5,666,000 and $2,710,000, respectively. The overdraft is recorded as a liability in accounts payable and accrued expenses on the consolidated balance sheets.

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service reserves, as required by certain of our mortgage debt agreements. As of December 31, 2022 and 2021, the Company had a restricted cash balance of $24,088,000 and $18,972,000, respectively.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, notes payable, accounts payable and accrued expenses and balances due to/due from related parties, related party notes receivable, and derivatives. With the exception of derivative financial instruments, the Company considers the carrying value of these financial instruments to approximate their respective fair values due to their short-term nature. Disclosure about the fair value of financial instruments is based on relevant information available as of December 31, 2022 and 2021.

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Under our SASB loan, we are required to enter into an interest rate cap agreement. The interest rate cap is recorded at fair value on the consolidated balance sheets as an other asset. We have elected not to apply hedge accounting and the change in fair value of the the interest rate cap is recognized as a component of interest expense on the accompanying statements of operations.

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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  The Company classifies assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement.

Recurring fair value measurements:

The carrying values of cash and cash equivalents, restricted cash, accrued rent and accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. For our disclosure of debt instrument fair value in Note 8, we use a discounted cash flow analysis based on borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments (categorized within Level 2 of the fair value hierarchy). For our disclosure of interest rate cap derivative fair value, refer to Note 6. Fair value determination of the interest rate cap derivative is based on Level 2 inputs.

Nonrecurring fair value measurements:

Property Impairments

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Our estimated fair values are determined by utilizing cash flow models, market capitalization rates and market discount rates, obtaining third-party broker valuation estimates, or appraisals (categorized within Level 3 of the fair value hierarchy).

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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For the years ended December 31, 2022 and 2021, the Company incurred a net loss of $38,031,000 and $12,933,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Income (Loss) Per Share

The computations of basic and diluted income (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock. As of December 31, 2022 and 2021, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net income (loss) per share for the years ended December 31, 2022 and 2021 because no shares were issuable.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Risk

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocation of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders. The product type concentration in office space, which accounts for approximately 71% of our base rental revenue for the year ended December 31, 2022, is susceptible to any negative trends in the future demand for office space.

Going Concern Evaluation

Pursuant to ASC 205-40, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Hartman SPE, LLC loan agreement (the “SASB Loan”) had an initial maturity date of October 9, 2020.The SASB Loan provides for three successive one-year maturity date extensions. On October 9, 2022, SPE LLC executed the third and final maturity date option to extend the maturity to October 9, 2023.

The October 9, 2023 SASB Loan maturity date is within one year of the issuance of these consolidated financial statements. Uncertainty as to the Company's ability to obtain financing to satisfy the existing SASB Loan obligation requires management to conclude, in accordance with guidance provided by ASU 2014-15, that there is a substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements. The Company is working with our third party advisor on refinancing options that align with a range of strategic alternatives under evaluation. Management believes that the SASB Loan Borrower will be able to obtain financing to replace the SASB Loan prior to the October 9, 2023 maturity date, however, no assurances can be given that the Company will be successful in achieving a refinance. The Company's ability to continue as a going concern is dependent upon the Company's ability to refinance the SASB Loan prior to the maturity date.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after January 2023, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. In October 2022, the FASB approved a two-year extension of the temporary accounting relief provided under ASU 2020-04 to December 31, 2024.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU 2020-04) through December 31, 2022, the Company did not have any contract modifications impacting current reference rates. The Company's SASB Loan and derivative instrument use LIBOR as the current reference rate. The optional expedients for hedging relationships described in ASU 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instrument as a hedge.

Correction of an Immaterial Error

During the fourth quarter of 2022, the Company identified an error related to the number of outstanding shares of its common stock. Subsequent to the Merger Agreements referenced in Note 1 (Organization and Business), shares of the 401(k) Profit Sharing Plan were not appropriately eliminated. Shares contributed to the plan are mandatory redeemable upon separation and thus recorded as a liability. Additionally, immaterial share count corrections were made to shares converted via the Merger Agreements.

Management has considered both the quantitative and qualitative impact of the error and has concluded that the prior period error was immaterial to the previously issued financial statements. As such, management has elected to correct the error in the current period. The outstanding share correction is presented in the "Outstanding shares correction" line item on the 2022 consolidated statement of stockholders' equity. There error resulted in no change to the Company's net loss per share and had no impact on equity account values in current or prior periods.

Note 3 — Real Estate

The Company's real estate assets consisted of the following, in thousands:

	December 31,
	2022	2021
Land	$132,533	$146,056
Buildings and improvements	352,060	372,868
In-place lease value intangible	96,009	101,661
	580,602	620,585
Less accumulated depreciation and amortization	(189,509)	(173,040)
Total real estate assets, net	$391,093	$447,545

Depreciation expense for the years ended December 31, 2022 and 2021 was $19,789,000 and $18,588,000, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	December 31,
	2022	2021
In-place lease value intangible	$96,009	$101,661
Less: In-place leases – accumulated amortization	(89,926)	(87,608)
Acquired lease intangible assets, net	$6,083	$14,053

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated aggregate future amortization amounts from acquired lease intangibles are as follows, in thousands:

December 31,	In-place lease amortization
2023	$6,083
Total	$6,083

Amortization expense for the year ended December 31, 2022 and 2021 was $7,182,000 and $8,138,000, respectively.

As of December 31, 2022 and 2021, we owned or held a majority interest in 44 commercial properties comprising approximately 6.8 million square feet plus four pad sites and two land developments, all located in Texas. As of December 31, 2022 and 2021, we owned 15 properties located in Richardson, Arlington, and Dallas, Texas, 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Real Estate Held for Development

The Company's investment in real estate assets held for development consists of one pad site development in progress acquired from HIREIT.

Real Estate Held for Sale

The Company's Real Estate Held for Sale includes both land developments referenced above, the Mitchelldale property, and the Quitman property. The 17 acre development site located in Fort Worth, Texas was sold on January 31, 2023, the Mitchelldale property was sold on March 10, 2023, and the Quitman property was sold on April 6, 2023 . Refer to Note 16 (Subsequent Events) for additional information.

Impairments

Impairment of Real Estate Assets

The Company tests for impairment whenever changes in circumstances indicate a building’s carrying value may not be recoverable. Considering the conditions surrounding the Company's potential asset reposition, current expectations exist that a number of real estate assets will be sold or otherwise disposed of before the end of their useful lives. As a result of these circumstances and impairment analysis, the Company determined that the carrying values of 8 properties held and used for the year ended December 31, 2022 were not recoverable. As a result, the Company recorded impairment charges of $24,145,000 for the year ended December 31, 2022.

Impairment of Real Estate Assets Held for Sale

During the fourth quarter of 2022, the Company accepted an offer on its 17 acre development site located in Fort Worth, Texas for a sale price of $4,525,000. The sale closed on January 31, 2023. Because the carrying value of the development site exceeded the net sale proceeds (including selling costs), the Company recorded a $2,340,000 impairment charge for the year ended December 31, 2022.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	December 31,
	2022	2021
Tenant receivables	$11,617	$5,803
Accrued rent	11,118	11,355
Accrued interest receivable - related party	—	849
Allowance for uncollectible accounts	(6,228)	(4,769)
Accrued rents and accounts receivable, net	$16,507	$13,238

As of December 31, 2022 and 2021, the Company had an allowance for uncollectible accounts of $6,228,000 and $4,769,000, respectively. For the years ended December 31, 2022 and 2021, the Company recorded bad debt expense of $1,498,000 and $397,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on the Company’s assessment of each tenant’s credit-worthiness. Bad debt expenses and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 - Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	December 31,
	2022	2021
Deferred leasing commissions	$21,244	$20,347
Less: accumulated amortization	(11,418)	(9,860)
Deferred leasing commission costs, net	$9,826	$10,487

Note 6 - Derivative Financial Instruments

On October 5, 2022, the Company entered into an interest rate cap agreement with respect to the $259 million SASB Loan through the maturity date of October 9, 2023. The agreement capped the underlying one-month LIBOR rate at 3.75%. The Company has elected not to apply hedge accounting and the change in fair value of the the interest rate cap is recognized as a component of interest expense on the accompanying consolidated statements of operations.

The counterparty under the interest rate cap is a major financial institution. The Company paid a premium of $2,254,000 for the interest rate cap. As of December 31, 2022, the fair value of this cap was $2,351,000 and included in other assets in the Company's consolidated balance sheets. The Company recognized $98,000 of interest income from paid and accrued counterparty payments and $97,000 of gain from change in fair value of the interest rate cap during the year ended December 31, 2022. These amounts are recorded as a component of interest expense on the accompanying consolidated statement of operations.

The fair value of this interest rate cap is determined using observable inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. These inputs are considered Level 2 inputs in the fair value hierarchy. In addition, any credit valuation adjustments are considered in the fair values to account for potential nonperformance risk to the extent they would be significant inputs to the calculation. It was determined that credit valuation adjustments were not considered to be significant inputs.

Note 7 - Future Minimum Rents

The Company leases to the majority its tenants under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at December 31, 2022 is as follows, in thousands:

December 31,	Minimum Future Rents
2023	$65,358
2024	52,900
2025	37,862
2026	27,324
2027	19,032
Thereafter	27,499
Total	$229,975

Note 8 - Notes Payable, net

The Operating Partnership is a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans are secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans require monthly payments of principal and interest due and payable on the first day of each month. Monthly payments are based on a 27-year loan amortization. Each of the loan agreements are subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provides for a fixed interest rate of 4.61%. Each of the loan agreements are secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provide for the cross collateralization/cross default of the each of the loans. The outstanding balance of the four loans was $39,324,000 and $40,724,000 as of December 31, 2022 and 2021, respectively. Refer to Note 16 (Subsequent Events) for information regarding retirement of the term loans.

On October 1, 2018, the Company through SPE LLC and Goldman Sachs Mortgage Company entered into a $259,000,000 term loan agreement. The Company together with its affiliates HIREIT, Hartman XIX and vREIT XXI, contributed a total of 39 commercial real estate properties ("Properties") to the SASB Loan Borrower in exchange for membership interests in SPE LLC.

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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 19, 2022, the SASB Loan Borrower received a notice from the loan servicer of the SASB Loan in connection with an event of default due to the noncompliance with the loan agreement's insurance requirements relating to a single property. The event of default was previously waived for the sole purpose of exercising the option to extend the SASB Loan term. The event of default triggers cash management provisions under the SASB Loan agreement, which was implemented in November 2022. Cash management requires tenant receipts of the SASB Loan Borrower be deposited into a cash management account controlled by the loan servicer. On the 9th day of each month, distributions from the cash management account are made in the following priority: (i) property tax escrow, (ii) scheduled debt service (iii) budgeted operating expenses for the month of the payment date occurs, (iv) capital expenditure reserve, and (v) tenant improvement and lease commission reserve. All remaining amounts are disbursed to an excess cash flow reserve account, also maintained by the loan servicer. As of December 31, 2022, the SASB cash management account and excess cash flow reserve held $3,817,000 and $223,000, respectively, and are recorded in restricted cash on the December 31, 2022 consolidated balance sheet.

On February 10, 2022, the Company executed a $2,645,000 promissory note with East West Bank, resulting in net proceeds of $2,528,000. The promissory note is secured by the Company's 17 acre development site located in Fort Worth, Texas and is payable in monthly installments of principal and interest until the maturity date of February 25, 2023. Refer to Note 16 (Subsequent Events) for information regarding retirement of the promissory note.

Refer to Note 11 (Related Party Transactions) for information regarding the Company's unsecured promissory note with Hartman vREIT XXI, Inc.

The following is a summary of the mortgage notes payable, in thousands:

				December 31,
Property/Facility	Payment (1)	Maturity Date	Rate	2022	2021
Richardson Heights	P&I	July 1, 2041	4.61%	$15,556	$16,144
Cooper Street	P&I	July 1, 2041	4.61%	6,764	6,995
Bent Tree Green	P&I	July 1, 2041	4.61%	6,764	6,995
Mitchelldale	P&I	July 1, 2041	4.61%	10,240	10,590
Hartman SPE LLC (1)	IO	October 9, 2023	5.55%	259,000	259,000
Hartman XXI	IO	October 31, 2022	10.00%	17,168	6,012
Fort Worth - EWB	P&I	February 25, 2023	8.50%	480	—
				$315,972	$305,736
Less unamortized deferred loan costs				(1,112)	(1,959)
				$314,860	$303,777
(1) On October 9, 2022, the Company executed the third and final one-year maturity date extension to October 9, 2023.

Annual maturities of notes payable as of December 31, 2022 are as follows, in thousands:

December 31,	Amount Due
2023	$278,087
2024	1,507
2025	1,578
2026	1,652
2027	1,730
Thereafter	31,418
Total	$315,972

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s loan costs are amortized using the straight-line method over the term of the loans, which approximates the interest method. Costs which have been deferred consist of the following, in thousands:

	December 31,
	2022	2021
Deferred loan costs	$5,471	$5,399
Less: deferred loan cost accumulated amortization	(4,359)	(3,440)
Total cost, net of accumulated amortization	$1,112	$1,959

Interest expense incurred for the year ending December 31, 2022 and 2021 was $13,033,000 and $8,454,000, respectively, which includes amortization expense of deferred loan costs of $919,000 and $930,000, respectively. Interest expense of $1,117,000 and $315,000 was payable as of December 31, 2022 and 2021, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

On March 29, 2021, Hartman Income REIT Property Holdings, LLC ("HIRPH"), a wholly owned subsidiary of Hartman XX Limited Partnership, LP, was added, by means of a joinder agreement, to a master credit facility agreement where Hartman vREIT XXI, Inc. is the guarantor. The Company’s Atrium II office property was added to the collateral security for the master credit facility agreement where the borrowing base of the facility increased by $1,625,000. The master credit facility has a maturity date of March 9, 2023 and is currently in an extension period at the time of issuance of these consolidated financial statements. Refer to Note 14 (Commitments and Contingencies) for additional information regarding the review of the ownership of HIRPH's membership interest resulting from the joinder agreement.

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $308,286,000 and $310,271,000 as compared to book value of $315,972,000 and $305,736,000 as of December 31, 2022 and 2021, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of December 31, 2022 and 2021.

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

	December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders (in thousands)	$(36,248)	$(12,336)
Denominator:
Weighted average number of common shares outstanding, basic and diluted (in thousands)	34,991	35,202
Basic and diluted loss per common share:
Net loss attributable to common stockholders per share	$(1.04)	$(0.35)

SILVER STAR PROPERTIES REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Income Taxes

Federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. The Company’s federal income tax returns for the years ended December 31, 2015, 2016, 2017, 2018, 2019 and 2020 have not been examined by the Internal Revenue Service. The Company’s federal income tax return for the year ended December 31, 2016 may be examined on or before September 15, 2023.

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

For federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31:

	2022	2021
Ordinary income (unaudited)	73.4%	40.4%
Return of capital (unaudited)	26.6%	59.6%
Total	100.0%	100.0%
A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $532,000 and $857,000 was recorded in the consolidated financial statements for the years ended December 31, 2022 and 2021, respectively, with a corresponding charge to real estate taxes and insurance.

Note 11 - Related Party Transactions

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

The table below shows the related party balances the Company is owed by, in thousands:

SILVER STAR PROPERTIES REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2022	2021
Due from (to) vREIT XXI	$429	$—
Due from (to) other related parties	1,285	115
	$1,714	$115

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10%. In addition to the balance due under this note, the Company received advances from vREIT XXI totaling $7,168,000 which were outstanding as of December 31, 2022 and which were not covered by the unsecured promissory note. The total balance of $17,168,000 and $6,012,000 as of December 31, 2022 and 2021, respectively has been included in Notes Payable - related party on the accompanying consolidated balance sheets. The Company recognized interest expense on the affiliate note in the amount of $1,233,000 and $505,000 for the years ended December 31, 2022 and 2021, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

In May 2016, the Company, through its taxable REIT subsidiary, Hartman TRS, Inc. (“TRS”), loaned $7,231,000 pursuant to a promissory note in the face amount of up to $8,820,000 to Hartman Retail II Holdings Company, Inc. (“Retail II Holdings”), an affiliate of the Advisor and the Property Manager, in connection with the acquisition of a retail shopping center by Hartman Retail II DST, a Delaware statutory trust sponsored by the Property Manager. Pursuant to the terms of the promissory note, TRS will receive a two percent (2)% origination fee of amounts advanced under the promissory note, and interest at ten percent (10)% per annum on the outstanding principal balance. The outstanding principal balance of the promissory note will be repaid as investor funds are raised by Hartman Retail II DST or upon property sale.

The maturity date of the promissory note, as amended, is June 30, 2024. This note receivable had an outstanding balance of $1,726,000 as of December 31, 2022 and 2021, respectively, which is included in Notes receivable – related party in the accompanying consolidated balance sheets. The Company has determined that it's unlikely it will recover unpaid interest due on the loan and wrote off $1,022,000 of interest receivable for the year ended December 31, 2022 and will cease to recognize interest income in future periods. For the year ended December 31, 2021, the Company recognized interest income on this affiliate note of $173,000.

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

The Company is not deemed to be the primary beneficiary of Hartman North Freeway Retail Holdings, LLC ("Retail Holdings"), Retail II Holdings, Hartman Retail III Holdings Company, Inc. ("Retail III Holdings") or Hartman Ashford Bayou SPE, LLC ("Ashford Bayou"), each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail Holdings, Retail II Holdings, Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements. The Company is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $24,276,000 and $24,748,000 as December 31, 2022 and 2021, respectively.

On March 29, 2021, Hartman Income REIT Property Holdings, LLC, a wholly owned subsidiary of Hartman XX Limited Partnership, LP, was added, by means of a joinder agreement, to a master credit facility agreement where vREIT XXI is the guarantor. The Company’s Atrium II office property was added to the collateral security for the master credit facility agreement where the borrowing base of the facility increased by $1,625,000. The master credit facility has a maturity date of March 9, 2023 and is currently in an extension period at the time of issuance of

SILVER STAR PROPERTIES REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
these consolidated financial statements. Refer to Note 14 (Commitments and Contingencies) for additional information regarding the review of the ownership of HIRPH's membership interest resulting from the joinder agreement.

Hartman vREIT XXI owns 1,198,228 shares of the Company's common stock and a 2.47% ownership interest in Hartman SPE, LLC.

During the year ended December 31, 2022, the Company, the Advisor, and the Property Manager (collectively the "Settlement Parties") settled amounts owed to Hartman vREIT XXI with amounts owed by Hartman vREIT XXI to the Settlement Parties. The settlement resulted in the reduction of $795,000 of interest payable and reduction of $1,740,000 in principal of the unsecured promissory note owed to Hartman vREIT XXI in exchange for the reduction of $2,535,000 in unpaid advisory and management fees owed from Hartman vREIT XXI. The settlement reflected balances through the third quarter of 2022. No such settlement was reached for balances through the fourth quarter of 2022.

Refer to Note 16 (Subsequent Events) for information regarding the Company's purchase of Southern Star Self-Storage Investment Company, where the Company's former Chief Executive Officer and Chief Financial Officer are equity holders.

Note 12 - Stockholders' Equity

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

Preferred Stock

Under the Company’s articles of incorporation the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of December 31, 2022 and 2021, the Company has 1,000 shares of convertible preferred stock issued and outstanding, 300 shares of which are owned by a wholly-owned subsidiary.

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

SILVER STAR PROPERTIES REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Stock-Based Compensation

On July 26, 2022, the Board approved cash payments totaling $400,000 in lieu of unissued shares due to non-employee directors under the non-employee director's compensation plan. The Incentive Plan that provides for the issuance of the restricted common stock awards to non-employee director has expired and requires stockholder approval for modification or reinstatement. All non-employee director compensation will be cash based until incentive stock is available.

The Company sponsors a defined contribution pension plan, the Hartman 401(k) Profit Sharing Plan, covering substantially all of its full-time employees who are at least 21 years of age. The Company matches 401(k) cash contributions with Company stock. The Company recognized $505,000 and $467,000 for employee 401(k) matching contributions as stock based compensation for the years ended December 31, 2022 and 2021, respectively.

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

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount through the distribution reinvestment plan, including paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions Paid
2022
4th Quarter	$—	$—
3rd Quarter	—	—
2nd Quarter	0.128	4,500
1st Quarter	0.112	3,958
Total	$0.240	$8,458
2021
4th Quarter	$0.112	$3,927
3rd Quarter	0.104	3,662
2nd Quarter	0.092	3,246
1st Quarter	0.087	3,082
Total	$0.395	$13,917

On July 8, 2022, the board of directors approved the suspension of the payment of distributions to the Company's stockholders.

SILVER STAR PROPERTIES REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Incentive Awards Plan

The Company previously adopted an incentive plan called the Omnibus Stock Incentive Plan, (the “Incentive Plan”) that provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards within the meaning of Internal Revenue Code Section 422, or any combination of the foregoing. The Incentive Plan has expired pursuant to its terms and requires stockholder approval for modification or reinstatement. The Board approved the payment of accrued director's fees in cash, as stock compensation was not available.

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

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees.The Company had recognized the share of the judgment amount applicable to wholly owned properties of the Company, approximately $6,731,000, within the Company's consolidated statements of operations for fiscal year 2021. The Company has also recognized $370,000 of pre-judgment interest and attorney fees in 2021 and $304,000 of post-judgment interest in 2022. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. The Company began its assessment of tenants' applicable share during 2022. For those properties with completed assessments, we've collected and recognized $667,000 of tenant's share during the fourth quarter of 2022.

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

The Property Manager continues to dispute the amount of litigation to Summer and had appeal the judgment, filing its Notice of Appeal on June 21, 2022. The outcome of the appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. Even if the Property Manager is ultimately successful in its appeal, it may take considerable time to resolve the matter.

Atrium II Joinder Agreement

Through the execution of the joinder agreement referenced in Note 8 (Notes Payable) and Note 11 (Related Party Transactions), certain organizational and loan documents reference Hartman vREIT XXI Operating Partnership LP (“Hartman XXI OP”), a wholly owned subsidiary of Hartman vREIT XXI, Inc., as the sole member

SILVER STAR PROPERTIES REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of HIRPH, which wholly owns the Atrium II property. There is neither an executed agreement to convey the Atrium II property nor a completed assignment of HIRPH’s membership interest to Hartman XXI OP.

Under the joinder agreement, HIRPH became a borrower under the loan and is jointly and severally liable with the other loan parties for the repayment of the loan. The Atrium II property is the sole asset of HIRPH with which to repay any debt under the loan. The loan is currently in an extension period to accommodate ongoing renewal terms. The outstanding balance of the loan which HIRPH is party totals $15,625,000. There are four other properties as named borrowers in the loan. If a renewal agreement is not reached, the Company may be required to relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the loan. The Company’s max potential loss in regards to its liability under the loan would be the value of the property. Considering there are four other properties in the loan, loss of full property value is remote.

Charter provision regarding liquidity or liquidation

The Company does not anticipate that there will be any market for its shares of common stock unless they are listed on a national securities exchange. In the event that Company shares of common stock are not listed or traded on an established securities exchange prior to the tenth anniversary of the completion or termination of the Company's initial public offering, which terminated on April 25, 2013, the Company's charter requires that the board of directors must seek the approval of the stockholders of a plan to liquidate assets, unless the board of directors has obtained the approval of the stockholders (1) to defer the liquidation of our assets or (2) of an alternate strategy. If the stockholders do not approve the proposal presented by the board of directors prior to the end of ten years after the termination of the Company’s initial public offering, the board of directors shall begin the process of liquidating the Company’s assets or listing the Company’s shares. The Executive Committee has adopted resolutions directing management to begin the process of listing the Company’s shares on an established securities exchange, and it is taking steps to accomplish the listing, including without limitation engaging the services of an investment bank to assist with the listing.

On October 14, 2022, the Company’s board of directors formed the Executive Committee, composed of independent directors, to continue the review of strategic alternatives with the objective of maximizing shareholder value and to streamline the communicating, reporting, and decision-making between the board and the Chief Executive Officer. To accomplish this objective and to communicate and manage the day-to-day communications and interactions with the Chief Executive Officer, the Executive Committee has all the authority of decision making of the whole board of directors. The Executive Committee performed a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company. On April 6, 2023, the Executive Committee of the board of directors approved the previously-announced New Direction Plans to reposition the Company's assets into the self-storage asset class and away from office, retail, and light industrial assets. The Executive Committee is in the process of carrying out the New Direction Plans with the objective of maximizing shareholder value.

SILVER STAR PROPERTIES REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Defined Contribution Plan

The Company sponsors a defined contribution pension plan, the Hartman 401(k) Profit Sharing Plan, covering substantially all of its full-time employees who are at least 21 years of age. Participants may annually contribute up to 100% of pretax annual compensation and any applicable catch-up contributions, as defined in the plan and subject to deferral limitations as set forth in Section 401(k) of the Internal Revenue Code. Participants may also contribute amounts representing distributions from other qualified benefit or defined contribution plans. The Company may make discretionary matching contributions. For the year ended December 31, 2022 and 2021 the Company matched $505,000 and $467,000 in the form of Company stock, respectively. For the year ended December 31, 2022 and 2021, the Company recognized $311,000 and $1,011,000 of plan income due to change in estimate in the Company's stock match liability to the plan. The Company had a stock match liability to the plan of $1,808,000 and $1,613,000 as of December 31, 2022 and 2021, respectively.

Note 16 - Subsequent events

On January 31, 2023, the Company completed the sale of its 17 acre development site located in Fort Worth, Texas for a sale price of $4,525,000. Proceeds from the sale retired the term loan secured by the property. The property is presented in real estate held for sale on the December 31, 2022 consolidated balance sheet and the Company recognized a $2,340,000 impairment in the 2022 consolidated statement of operations as a result of the final contract price.

On February 14, 2023, the Company received notice from Hartman XXI terminating their property management and advisory agreements with the Company. Once the termination is effective, the Company will no longer provide management and advisory services to Hartman XXI and its subsidiaries. The termination is set to be effective 60 days after the receipt of notice.

On March 10, 2023, the Company completed the sale of its Mitchelldale property for a sale price of $40,510,000. Proceeds from the sale retired four, cross collateralized term loans secured by the Richardson Heights property, the Cooper Street property, the Bent Tree Green property, and the Mitchelldale Property. The property is presented in real estate held for sale on the December 31, 2022 consolidated balance sheet.

On March 10, 2023, the Executive Committee of the board of directors removed Allen Hartman as Executive Chairman and terminated the agreement between the Company and Allen Hartman. The Executive Committee investigated issues related to certain violations of fiduciary and other duties to the Company by Mr. Hartman which has not concluded. Mr. Hartman remains a director on the Company’s Board.

On April 6, 2023, the Company completed the sale of its Quitman property for a sale price for a sale price of $9,065,000. Proceeds from the sale were applied to the outstanding balance of the SASB Loan. The property is presented in real estate held for sale on the December 31, 2022 consolidated balance sheet. The disposal of the Quitman property granted us a one time waiver of event of default on the SASB Loan, subject to certain conditions. Most notably, the Company does have access to certain reserve accounts, however is still subject to cash management provisions until a 14% debt yield is reached.

On April 6, 2023, the Company agreed to purchase all of the equity interests in Southern Star Self-Storage Investment Company ("Southern Star") for approximately $3,000,000 in cash and 301,659 restricted stock units of the Company's Common Stock. Mark T. Torok and Louis T. Fox III, CFO, are equity holders of Southern Star. On May 5, 2023, the Company completed the acquisition of Southern Star, which will operate as a subsidiary of the Company’s operating partnership alongside the Company’s current operations, utilizing its expertise in developing assets within Delaware Statutory Trusts.

On April 6, 2023, the Executive Committee and Managing General Partner of Hartman XX Limited Partnership, our operating partnership, approved and adopted the Silver Star Properties REIT, Inc. and Hartman XX Limited Partnership 2023 Incentive Award Plan (the “2023 Incentive Award Plan”) to promote the success and

SILVER STAR PROPERTIES REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

enhance the value of the Company by retaining personnel that have the knowledge vision and ability not only with the Company but also in the capital markets as further described in the Employment Agreement included as Exhibit 10.3 to the Company’s Form 8-K filed April 10, 2023. The 2023 Incentive Award Plan recognizes that the entire Acquisition and the New Direction Plans were set up by the work and effort of the Chief Executive Officer and the Committee, and it further serves to incentivize and retain the Chief Executive Officer and the Committee, together, to execute the New Direction Plans and enable the Company and its shareholders to realize the value created by the New Direction Plans. The 2023 Incentive Award Plan allows for grants of performance units (“Performance Units”) which are intended to constitute profits interests units in the operating partnership convertible into Partnership Common Units of the operating partnership at the election of the participant which may be later exchanged for Common Stock of the Company based on a 1:1 ratio. The participant is also able to cause the redemption of the Performance Units, or the applicable Partnership Common Units received as a result of conversion, after three years from the Grant Date. The 2023 Incentive Award Plan includes a three-year vesting that is intended to ensure that the Committee and the Chief Executive Officer will stay in place and provide continued services to the Company.

On April 6, 2023, pursuant to the 2023 Incentive Award Plan, the Committee approved grants of founders’ Performance Units to retain and incentivize the following members of the Committee in carrying out the New Direction Plans, as defined below: Gerald Haddock, member of the Committee, (1,053,035 Performance Units), Jack Tompkins, member of the Committee, (1,053,035 Performance Units), and James Still, member of the Committee, (1,053,035 Performance Units). Performance Units vest 1/3 of the grant per year, and the term of each Performance Unit is ten (10) years from the date of grant as further described in the 2023 Incentive Award Plan included as Exhibit 10.4 to the Company’s Form 8-K filed April 10, 2023. The Executive Committee engaged a third-party compensation consultant to assist in determining the compensation structure for the Executive Committee and to evaluate their compensation relative to the marketplace.

Mark Torok tendered his resignation as Chief Executive Officer of Silver Star Properties REIT, Inc. (the “Company”) citing personal reasons, effective April 28, 2023, Mr. Torok’s resignation as Chief Executive Officer was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Also effective April 28, 2023, the Executive Committee of Board of Directors of the Company appointed David Wheeler to serve as the Company’s Interim President and has elevated the role and duties of Michael Racusin, General Counsel and Secretary. A search is underway to identify a permanent CEO with self-storage experience. The Executive Committee of the Board of Directors has retained a nationally recognized executive search firm to assist in the process.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2022

(Dollars in thousands)

Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements (1)
Garden Oaks	10/01/2018	1956	$1,770	$17,969	$1,021	$20,760	$1,623
Quitman	10/01/2018	1920	3,130	2,389	351	5,870	803
Chelsea Square	10/01/2018	1984	1,570	5,046	494	7,110	(273)
Mission Centre	10/01/2018	1987	2,020	7,690	890	10,600	373
Regency	10/01/2018	1979	960	819	851	2,630	997
Spring Valley	10/01/2018	1982	3,490	1,064	1,066	5,620	1,866
Northeast Square	10/01/2018	1984	1,300	3,330	280	4,910	250
One Mason	10/01/2018	1983	2,440	9,290	1,130	12,860	310
Tower	10/01/2018	1981	2,750	2,584	1,336	6,670	2,067
Preserve	10/01/2018	1970	9,730	9,085	3,485	22,300	8
Westheimer	10/01/2018	1983	3,800	12,416	2,284	18,500	(143)
Walzem Plaza	10/01/2018	1981	3,900	10,660	1,840	16,400	1,433
11811 North Freeway	10/01/2018	1982	1,980	1,037	2,473	5,490	1,120
Atrium I	10/01/2018	1980	2,540	716	1,494	4,750	932
Atrium II	07/01/2020	1980	958	1,345	1,264	3,567	2,943
North Central Plaza	10/01/2018	1982	2,330	14,511	2,959	19,800	(940)
3100 Timmons	10/01/2018	1975	10,330	3,543	1,427	15,300	1,764
Central Park	10/01/2018	1984	730	2,851	989	4,570	370
601 Sawyer	10/01/2018	1982	3,360	12,796	1,144	17,300	2,268
Prestonwood	10/01/2018	1999	7,410	13,895	1,695	23,000	432
Harwin	10/01/2018	1992	1,960	3,041	279	5,280	(145)
Fondren	10/01/2018	2004	1,650	7,326	1,004	9,980	379
Cornerstone	10/01/2018	1984	1,110	1,620	920	3,650	678
Northchase	10/01/2018	1984	1,700	5,821	1,549	9,070	340
616 FM 1960	10/01/2018	1983	1,510	8,931	1,269	11,710	(3,969)
Gateway	10/01/2018	1983	3,510	22,182	3,408	29,100	(7,605)
Promenade	10/01/2018	1973-1979	5,750	12,671	1,579	20,000	1,186
400 North Belt	05/08/2015	1982	2,538	3,800	3,812	10,150	3,211
Commerce Plaza Hillcrest	05/01/2015	1977	6,500	1,031	3,869	11,400	3,658
Corporate Park Place	08/24/2015	1980	2,375	5,215	1,910	9,500	1,996
Skymark Tower	09/02/2015	1985	2,212	4,404	2,230	8,846	3,003
Ashford Crossing	07/31/2015	1983	2,650	4,240	3,710	10,600	3,288
Energy Plaza	12/30/2014	1983	4,403	6,840	6,367	17,610	4,818
Westway	06/01/2016	2001	5,410	11,276	4,950	21,636	1,598
Three Forest Plaza	12/22/2016	1983	8,910	18,186	8,558	35,654	6,239
Parkway Plaza I & II	03/15/2013	1982	2,373	4,765	2,352	9,490	3,862
Gulf Plaza	03/11/2014	1979-1980	3,488	6,005	4,457	13,950	293
Timbercreek	12/30/2014	1984	724	962	1,211	2,897	955
Copperfield	12/30/2014	1986	605	760	1,054	2,419	854
One Technology	11/10/2015	1984	4,894	8,558	6,123	19,575	2,156
Richardson Heights	12/28/2010	1958-1962	4,788	10,890	3,472	19,150	7,724
Bent Tree Green	10/16/2012	1983	3,003	6,272	2,740	12,015	4,082
Cooper Street	05/11/2012	1992	2,653	5,768	2,192	10,613	636
Mitchelldale Business Park	06/13/2014	1977	4,794	9,816	4,565	19,175	4,139
Total			$146,008	$303,416	$102,053	$551,477	$61,579

(1) Amounts include impact of impairments taken.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2022

(Dollars in thousands)

Gross Carrying Amount at December 31, 2022
Property	Land	Building and Improvements (1)	In-place lease value intangible (1)	Total	Accumulated Depreciation & Amortization	Net Book Carrying Value	Encumbrances
Garden Oaks	$1,770	$19,592	$1,021	$22,383	$(3,727)	$18,656	10,379
Quitman	3,130	3,191	351	6,672	(643)	6,029	2,935
Chelsea Square	1,355	4,997	484	6,836	(1,325)	5,511	3,555
Mission Centre	2,020	8,063	890	10,973	(2,274)	8,699	5,300
Regency	960	1,815	852	3,627	(1,445)	2,182	1,315
Spring Valley	3,490	2,930	1,066	7,486	(2,546)	4,940	2,810
Northeast Square	1,300	3,579	280	5,159	(840)	4,319	2,455
One Mason	2,440	9,600	1,130	13,170	(2,510)	10,660	6,430
Tower	2,750	4,651	1,335	8,736	(2,390)	6,346	3,335
Preserve	8,244	10,659	3,405	22,308	(5,991)	16,317	11,148
Westheimer	3,050	13,091	2,217	18,358	(5,041)	13,317	9,249
Walzem Plaza	3,900	12,093	1,840	17,833	(4,497)	13,336	8,200
11811 N Freeway	1,980	2,157	2,473	6,610	(3,187)	3,423	2,744
Atrium I	2,540	1,648	1,494	5,682	(2,149)	3,533	2,375
Atrium II	1,006	4,240	1,264	6,510	(1,451)	5,059	—
North Central	1,842	14,152	2,866	18,860	(5,745)	13,115	9,899
3100 Timmons	10,330	5,306	1,428	17,064	(2,709)	14,355	7,650
Central Park	730	3,220	989	4,939	(1,658)	3,281	2,285
601 Sawyer	3,360	15,064	1,144	19,568	(3,271)	16,297	8,649
Prestonwood	7,410	14,328	1,695	23,433	(3,722)	19,711	11,498
Harwin	1,960	2,895	279	5,134	(773)	4,361	2,640
Fondren	1,650	7,704	1,005	10,359	(2,683)	7,676	4,990
Cornerstone	1,110	2,298	920	4,328	(1,515)	2,813	1,825
Northchase	1,459	6,435	1,516	9,410	(2,940)	6,470	4,535
616 FM 1960	1,204	5,640	896	7,740	(2,126)	5,614	5,855
Gateway	2,194	16,364	2,936	21,494	(6,114)	15,380	14,549
Promenade	5,750	13,858	1,578	21,186	(3,864)	17,322	9,999
400 North Belt	2,538	7,011	3,812	13,361	(7,137)	6,224	6,500
Commerce Plaza	6,500	4,689	3,869	15,058	(6,626)	8,432	7,150
Corporate Park	2,375	7,210	1,910	11,495	(4,195)	7,300	4,825
Skymark Tower	2,212	7,408	2,230	11,850	(4,791)	7,059	6,450
Ashford Crossing	2,650	7,528	3,710	13,888	(6,705)	7,183	5,150
Energy Plaza	4,403	11,659	6,367	22,429	(10,006)	12,423	8,400
Westway	5,410	12,875	4,951	23,236	(7,814)	15,422	11,399
Three Forest	8,913	24,423	8,557	41,893	(15,475)	26,418	24,348
Parkway Plaza	2,372	8,628	2,352	13,352	(6,368)	6,984	5,200
Gulf Plaza	2,688	7,098	4,457	14,243	(6,981)	7,262	5,700
Timbercreek	724	1,916	1,211	3,851	(2,092)	1,759	1,485
Copperfield	605	1,618	1,054	3,277	(1,749)	1,528	1,890
One Technology	4,893	10,714	6,123	21,730	(9,625)	12,105	13,899
Richardson Heights	4,788	18,614	3,472	26,874	(11,311)	15,563	15,556
Bent Tree Green	3,003	10,353	2,740	16,096	(7,569)	8,527	6,764
Cooper Street	2,653	6,404	2,192	11,249	(4,698)	6,551	6,764
Mitchelldale	4,794	13,955	4,565	23,314	(9,859)	13,455	10,240
Corporate Adjustments (2)	—	(2,457)	—	(2,457)	126	(2,331)	$—
Total	$140,455	$369,216	$100,926	$610,597	$(200,011)	$410,586	$298,324

(2) Amounts consists of elimination of intercompany construction development fees charged by construction manager to real estate assets.

The aggregate cost of real estate for federal income tax purposes was $642,488 (unaudited) as of  December 31, 2022.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2022

Summary of activity for real estate assets for the years ended December 31, 2022 and 2021, in thousands:

	Years ended December 31,
	2022	2021
Balance at beginning of period	$620,585	$607,669
Additions during the period:
Acquisitions	—	—
Improvements	14,158	12,916
	634,743	620,585
Provision for impairment	24,146	—
Balance at end of period	$610,597	$620,585