Form 10-Q
period 2023-03-31
SILVER STAR PROPERTIES REIT, INC
filed 2023-06-07
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of June 1, 2023, there were 34,894,496 shares of the Registrant’s common stock issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

SILVER STAR PROPERTIES REIT, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Real estate assets, at cost	$570,383	$580,602
Accumulated depreciation and amortization	(190,493)	(189,509)
Real estate assets, net	379,890	391,093

Cash and cash equivalents	380	334
Restricted cash	20,699	24,088
Accrued rent and accounts receivable, net	16,292	16,507
Note receivable - related party	1,726	1,726
Deferred leasing commission costs, net	8,846	9,826
Goodwill	250	250
Prepaid expenses and other assets	4,641	6,019
Real estate held for development	1,596	1,596
Real estate held for sale	14,719	25,963
Due from related parties, net	1,895	1,714
Investment in affiliate	201	201
Total assets	$451,135	$479,317

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$273,994	$314,860
Accounts payable and accrued expenses	34,958	46,670
Tenants' security deposits	5,941	6,143
Total liabilities	314,893	367,673

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 34,894,496 shares and 34,894,496 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	35	35
Additional paid-in capital	296,152	296,152
Accumulated distributions and net loss	(181,426)	(204,080)
Total stockholders' equity	114,761	92,107
Noncontrolling interests in subsidiaries	21,481	19,537
Total equity	136,242	111,644
Total liabilities and equity	$451,135	$479,317
The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental revenues	$23,706	$23,166
Management and advisory income	1,042	915
Total revenues	24,748	24,081

Expenses
Property operating expenses	4,821	5,524
Organization and offering costs	—	9
Real estate taxes and insurance	4,268	3,333
Depreciation and amortization	5,720	6,517
Management and advisory expenses	2,358	3,218
General and administrative	3,090	3,223
Interest expense	6,070	2,083
Total expenses	26,327	23,907
Other income
Interest and dividend income	—	43
Gain on sale of property	26,177	—
Net income	24,598	217
Net income attributable to noncontrolling interests	1,944	202
Net income attributable to common stockholders	$22,654	$15
Net income attributable to common stockholders per share	$0.65	$0.00
Weighted average number of common shares outstanding, basic and diluted	34,895	35,202

The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2021	1	—	35,111	35	297,335	(162,355)	135,015	22,303	157,318
Redemptions of common shares	—	—	(135)	—	(1,179)	—	(1,179)	—	(1,179)
Dividends and distributions (cash)	—	—	—	—	—	(3,958)	(3,958)	(231)	(4,189)
Net income	—	—	—	—	—	15	15	202	217
Balance at March 31, 2022	1	—	34,976	35	296,156	(166,298)	129,893	22,274	152,167

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2022	1	$—	34,895	$35	$296,152	$(204,080)	$92,107	$19,537	$111,644
Net income	—	—	—	—	—	22,654	22,654	1,944	24,598
Balance at March 31, 2023	1	$—	34,895	$35	$296,152	$(181,426)	$114,761	$21,481	$136,242

The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$24,598	$217
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	99	149
Depreciation and amortization	5,720	6,517
Deferred loan and lease commission costs amortization	570	608
Deferred loan cost write-off	541	—
Bad debt expense	—	(302)
Straight-line rent	187	217
Gain on disposed property	(26,177)	—
Unrealized loss on derivative instruments	655	—
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	28	(2,097)
Deferred leasing commissions	(183)	(332)
Prepaid expenses and other assets	723	868
Accounts payable and accrued expenses	(11,811)	(9,764)
Due to/from related parties	(181)	(413)
Tenants' security deposits	(202)	11
Net cash used in operating activities	(5,433)	(4,321)
Cash flows from investing activities:
Additions to real estate	(1,100)	(3,114)
Proceeds from sale of property, net	44,827	—
Net cash provided by (used in) investing activities	43,727	(3,114)
Cash flows from financing activities:
Distributions to common stockholders	—	(3,958)
Distributions to non-controlling interests	—	(231)
Repayments to affiliates	(1,832)	—
Borrowing from affiliate	—	1,675
Repayments under term loan notes	(39,805)	(337)
Borrowings under term loan	—	2,645
Redemptions of common stock	—	(1,179)
Payment of deferred loan costs	—	(18)
Net cash used in financing activities	(41,637)	(1,403)
Net change in cash and cash equivalents and restricted cash	(3,343)	(8,838)
Cash and cash equivalents and restricted cash, beginning of period	24,422	19,257
Cash and cash equivalents and restricted cash, end of period	$21,079	$10,419
Supplemental cash flow information:
Cash paid for interest	$5,097	$1,846
Supplemental disclosure of non-cash activities:
Value of Director's stock compensation shares issued	$—	$461

The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization and Business

Silver Star Properties REIT, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009.  The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011. As used herein, the "Company," "we," "us," or "our" refer to Silver Star Properties REIT, Inc. and its consolidated subsidiaries and partnerships, including Hartman XX Limited Partnership ("Operating Partnership") and SPE LLC, except where context requires otherwise.

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

On December 20, 2022, Silver Star Properties REIT, Inc. (previously known as Hartman Short Term Income Properties XX, Inc.) filed an amendment to its Articles of Amendment with the Maryland Secretary of State to change its name from “Hartman Short Term Income Properties XX, Inc.” to “Silver Star Properties REIT, Inc.” The amendment was effective as of December 20, 2022.

As of March 31, 2023 and 2022, respectively, the Company owned 43 and 44 income-producing commercial properties comprising approximately 6.4 million square feet and 6.8 million square feet, respectively, plus one pad site. As of March 31, 2023 and 2022, the Company owned one and two land developments, respectively. All properties are located in Texas. As of March 31, 2023 and 2022, respectively, the Company owned 15 properties located in Richardson, Arlington, Plano, and Dallas, Texas, 25 and 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

The Board of Directors (the "Board") of the Company established a share redemption program (the "Redemption Plan"), which permitted stockholders to sell their shares back to the Company, subject to certain significant conditions and limitations. On July 8, 2022, the Board voted to suspend the Redemption Plan to support the long-term fiscal health of the Company.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2022 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of March 31, 2023 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments and the impact of the Company's restatement of its previously issued financial statements, as described below), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2023, and the results of consolidated operations for the three months ended March 31, 2023 and 2022, consolidated statements of equity for the three months ended March 31, 2023 and 2022, and consolidated statements of cash flows for the three months ended March 31, 2023 and 2022. The results of the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of March 31, 2023 and December 31, 2022 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions.

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service reserves, as required by certain of our mortgage debt agreements. As of March 31, 2023 and December 31, 2022, the Company had a restricted cash balance of $20,699,000 and $24,088,000, respectively.
The following provides a reconciliation of cash, cash equivalents, and restricted cash as of March 31, 2023 and March 31, 2022 to the corresponding consolidated statement of cash flows, in thousands:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	380	81
Restricted cash	20,699	10,338
Total cash, cash equivalents, and restricted cash shown in consolidated statement of cash flows	$21,079	$10,419

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, notes payable, accounts payable and accrued expenses and balances due to/due from related parties, related party notes receivable, and derivatives. With the exception of derivative financial instruments and notes payable, the Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. Disclosure about the fair value of financial instruments is based on relevant information available as of March 31, 2023 and December 31, 2022.

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
(Unaudited)
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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Impairment

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. During the three months ended March 31, 2023 and 2022, the Company concluded there were no such events or changes in circumstances requiring review of the Company's real estate assets.

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

Nonrecurring fair value measurements:

Property Impairments

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2023 and 2022, the Company incurred net income of $24,598,000 and $217,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Income Per Share

The computations of basic and diluted income per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock. As of March 31, 2023 and 2022, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net income per share for the three months ended March 31, 2023 and 2022 because no shares were issuable.

Concentration of Risk

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocation of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders. The product type concentration in office space, which accounts for approximately 74% of our base rental revenue for the three months ended March 31, 2023, is susceptible to any negative trends in the future demand for office space.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326):Measurement of Credit Losses on Financial Instruments. The Company adopted ASU 2016-13 effective January 1, 2023. The amendments in this update replaced the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASC 2018-19, Financial Instruments — Credit Losses (Topic 326): Codification Improvements, clarified that receivables arising from operating leases are not within the scope of ASC Topic 326. Instead, impairment of receivables arising from operating leases will be accounted for in accordance with ASC 842. The adoption of this standard did not have a material

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
impact on our consolidated financial statements as the majority of our financial instruments result from operating lease transactions, which are not within the scope of this standard.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 3 — Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	March 31, 2023	December 31, 2022
Land	$129,880	$132,533
Buildings and improvements	346,686	352,060
In-place lease value intangible	93,817	96,009
	570,383	580,602
Less: accumulated depreciation and amortization	(190,493)	(189,509)
Total real estate assets	$379,890	$391,093

       Depreciation expense for the three months ended March 31, 2023 and 2022 was $4,483,000 and $4,714,000, respectively. Amortization expense of in-place lease value intangible was $1,237,000 and $1,803,000 for the three months ended March 31, 2023 and 2022, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	March 31, 2023	December 31, 2022
In-place lease value intangible	$93,817	$96,009
In-place leases – accumulated amortization	(88,972)	(89,926)
Acquired lease intangible assets, net	$4,845	$6,083

Real Estate Held for Development

The Company's investment in real estate assets held for development consists of one pad site development in progress acquired from HIREIT.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Real Estate Held for Sale

The Company's real estate held for sale includes one land development, the Quitman Property, and the Cooper Street Property. The Quitman property was sold on April 6, 2023. Refer to Note 16 (Subsequent Events) for additional information.

Dispositions

On January 31, 2023, we sold the 17 acre development site located in Fort Worth, Texas to a third party. Net proceeds from the sale of the development site were approximately $4,317,000 and no gain or loss was recognized on the sale as the property was impaired as an asset held for sale and recognized at fair value less cost to sell as of December 31, 2022.

On March 10, 2023, we sold the Mitchelldale property to a third party. Net proceeds from the sale were approximately $40,510,000 and we recognized a gain on the sale of property of approximately $26,177,000 for the three months ended March 31, 2023.

Note 4 - Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	March 31, 2023	December 31, 2022
Tenant receivables	$11,589	$11,617
Accrued rent	10,931	11,118
Allowance for uncollectible accounts	(6,228)	(6,228)
Accrued rents and accounts receivable, net	$16,292	$16,507

As of March 31, 2023 and December 31, 2022, the Company had an allowance for uncollectible accounts of $6,228,000 and $6,228,000, respectively. For the three months ended March 31, 2023 and 2022, the Company recorded bad debt expense (recovery) in the amount of $0 and $(302,000), respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 5 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	March 31, 2023	December 31, 2022
Deferred leasing commissions costs	$19,705	$21,244
Less: accumulated amortization	(10,859)	(11,418)
Deferred leasing commission costs, net	$8,846	$9,826

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

The counterparty under the interest rate cap is a major financial institution. The Company paid a premium of $2,254,000 for the interest rate cap. As of March 31, 2023, the fair value of this cap was $1,696,000 and included in other assets in the Company's consolidated balance sheets. The Company recognized $403,000 of interest income from paid and accrued counterparty payments and $655,000 of loss from the change in fair value of the interest rate cap during the three months ended March 31, 2023. These amounts are recorded as a component of interest expense on the accompanying consolidated statements of operations.

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

Note 7 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable leases in existence at March 31, 2023 is as follows, in thousands:

March 31,	Minimum Future Rents
2023	$62,851
2024	50,056
2025	35,764
2026	26,710
2027	18,049
Thereafter	27,109
Total	$220,539

Note 8 — Notes Payable

The Operating Partnership was a party to four, cross-collateralized, term loan agreements with an insurance company. The term loans were secured by the Richardson Heights Property, the Cooper Street Property, the Bent Tree Green Property and the Mitchelldale Property. The loans required monthly payments of principal and interest due and payable on the first day of each month. Monthly payments were based on a 27-year loan amortization. Each of the loan agreements were subject to customary covenants, representations and warranties which must be maintained during the term of the loan agreements. Each of the loan agreements provided for a fixed interest rate of 4.61%. Each of the loan agreements were secured by a deed of trust, assignment of licenses, permits and contracts, assignment and subordination of the management agreements and assignment of rents. The terms of the security instruments provided for the cross collateralization/cross default of the each of the loans.
On March 10, 2023, the Company completed the sale of its Mitchelldale property for a sale price of $40,510,000. Proceeds from the sale retired the four, cross collateralized term loans referenced above. The outstanding balance of the four loans was $0 and $39,324,000 as of March 31, 2023 and December 31, 2022, respectively.

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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
investments and participation in other asset disposition, merger or business combination or dissolution transactions. The SASB Loan is secured by, among other things, mortgages on the properties. The Company is the sole guarantor.

On October 19, 2022, the SASB Loan Borrower received a notice from the loan servicer of the SASB Loan in connection with an event of default due to the noncompliance with the loan agreement's insurance requirements relating to a single property. The event of default was previously waived for the sole purpose of exercising the option to extend the SASB Loan term. The event of default triggered cash management provisions under the SASB Loan agreement, which was implemented in November 2022. On April 6, 2023, the SASB Loan Borrower sold the single property responsible for the default, the Quitman property. To secure approval of the SASB Loan lender for the sale of the Quitman property, the SASB Loan Borrower agreed to continue the cash management provisions under the SASB Loan agreement until certain provisions are met. Cash management requires tenant receipts of the SASB Loan Borrower be deposited into a cash management account controlled by the loan servicer. On the 9th day of each month, distributions from the cash management account are made in the following priority: (i) property tax escrow, (ii) scheduled debt service (iii) budgeted operating expenses for the month of the payment date occurs, (iv) capital expenditure reserve, and (v) tenant improvement and lease commission reserve. All remaining amounts are disbursed to an excess cash flow reserve account, also maintained by the loan servicer. The SASB cash management account held $3,021,000 and $3,817,000 as of March 31, 2023 and December 31, 2022, respectively. The excess cash flow reserve held $3,111,000 and $223,000 as of March 31, 2023 and December 31, 2022, respectively. Both the cash management and excess cash flow reserve accounts are recorded in restricted cash on the consolidated balance sheets.

On February 10, 2022, the Company executed a $2,645,000 promissory note with East West Bank, resulting in net proceeds of $2,528,000. The promissory note was secured by the Company's 17 acre development site located in Fort Worth, Texas and had a maturity date of February 25, 2023. The remaining principal balance was paid out of proceeds from the sale of the development site on January 31, 2023.

The following is a summary of the Company’s notes payable, in thousands:

Property/Facility	Payment	Maturity Date	Rate	March 31, 2023	December 31, 2022
Richardson Heights	P&I	July 1, 2041	4.61%	$—	$15,556
Cooper Street	P&I	July 1, 2041	4.61%	—	6,764
Bent Tree Green	P&I	July 1, 2041	4.61%	—	6,764
Mitchelldale	P&I	July 1, 2041	4.61%	—	10,240
Hartman SPE LLC (1)	IO	October 9, 2023	5.55%	259,000	259,000
Hartman XXI	IO	October 31, 2022	10.00%	15,336	17,168
Fort Worth - EWB	P&I	February 25, 2023	8.50%	—	480
				$274,336	$315,972
Less: unamortized deferred loan costs				(342)	(1,112)
				$273,994	$314,860
(1)    On October 9, 2022, the Company executed the third and final one-year maturity date extension to October 9, 2023.

The Company's loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method. Costs which have been deferred consist of the following, in thousands:

	March 31, 2023	December 31, 2022
Deferred loan costs	$4,930	$5,471
Less: deferred loan cost accumulated amortization	(4,588)	(4,359)
Total cost, net of accumulated amortization	$342	$1,112
Interest expense incurred for the three months ended March 31, 2023 and 2022 was $6,071,000 and $2,082,000, respectively, which includes amortization expense of deferred loan costs. Interest expense also includes $541,000 of write off of deferred loan costs for the three months ended March 31, 2023 due to the pay off of the insurance company loan mentioned

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
above. Interest expense of $1,418,000 and $1,117,000 was payable as of March 31, 2023 and December 31, 2022, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

On March 29, 2021, Hartman Income REIT Property Holdings, LLC ("HIRPH"), a wholly owned subsidiary of Hartman XX Limited Partnership, was added, by means of a joinder agreement, to a master credit facility agreement where Hartman vREIT XXI, Inc. is the guarantor. The Company’s Atrium II office property was added to the collateral security for the master credit facility agreement where the borrowing base of the facility increased by $1,625,000. The master credit facility has a maturity date of March 9, 2023. Refer to Note 14 (Commitments and Contingencies) for additional information regarding the review of the ownership of HIRPH's membership interest resulting from the joinder agreement.

As noted in Note 16 (Subsequent Events), on May 30, 2023, Hartman vREIT XXI, Inc. completed the refinance of the master credit facility where HIRPH was a borrower via the joinder agreement. The Atrium II property is no longer included in the master credit facility and is unencumbered as of the closing of the refinance. HIRPH is no longer a borrower nor is it jointly and severally liable with the other loan parties for repayment of the loan.

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $269,908,000 and $308,286,000 as compared to book value of $274,336,000 and $315,972,000 as of March 31, 2023 and December 31, 2022, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of March 31, 2023 and December 31, 2022.

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

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to common stockholders (in thousands)	$22,654	$15
Denominator:
Weighted average number of common shares outstanding, basic and diluted (in thousands)	34,895	35,202
Basic and diluted income per common share:
Net income attributable to common stockholders per share	$0.65	$0.00

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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
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

The table below shows the related party balances the Company owes to and is owed by, in thousands:

	March 31, 2023	December 31, 2022
Due from (to) vREIT XXI	543	429
Due from (to) other related parties	1,352	1,285
Total due from related parties	$1,895	$1,714

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10%. In addition to the balance due under this note, the Company received advances from vREIT XXI totaling $7,168,000 which were outstanding as of December 31, 2022 and which were not covered by the unsecured promissory note. The Company made principal payments of $1,832,000 during three months ended March 31, 2023 This note payable had an outstanding balance of $15,336,000 and $17,168,000 as of March 31, 2023 and December 31, 2022, respectively, which is included in notes payable, net, in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of 10%. The Company recognized interest expense on the affiliate note in the amount of $408,000 and $131,000 for the three months ended March 31, 2023 and 2022, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

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

The maturity date of the promissory note, as amended, is June 30, 2024. This note receivable had an outstanding balance of $1,726,000 as of both March 31, 2023 and December 31, 2022, respectively, which is included in notes receivable – related party in the accompanying consolidated balance sheets. For the period ended December 31, 2022, the Company wrote off $1,022,000 of interest receivable and will cease to recognize interest income in future periods. For the three months ended March 31, 2023 and 2022, the Company recognized interest income on this affiliate note in the amounts of $0 and $43,000, respectively.

VIEs are defined as entities with a level of invested equity that is not sufficient to fund future operations on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For identified VIEs, an assessment must be made to determine which party to the VIE, if any, has both the power to direct the activities of the VIE that most

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
significantly impacts the performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company is not deemed to be the primary beneficiary of Retail II Holdings, Retail III Holdings, or Ashford Bayou, each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail II Holdings, Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements. The Company is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $24,165,000 and $24,276,000 as of March 31, 2023 and December 31, 2022, respectively.

On March 29, 2021, Hartman Income REIT Property Holdings, LLC, a wholly owned subsidiary of Hartman XX Limited Partnership, was added, by means of a joinder agreement, to a master credit facility agreement where Hartman vREIT XXI, Inc. is the guarantor. The Company’s Atrium II office property was added to the collateral security for the master credit facility agreement where the borrowing base of the facility increased by $1,625,000. The master credit facility has a maturity date of March 9, 2023. Refer to Note 14 (Commitments and Contingencies) for additional information regarding the review of the ownership of HIRPH's membership interest resulting from the joinder agreement.

As noted in Note 16 (Subsequent Events), on May 30, 2023, Hartman vREIT XXI, Inc. completed the refinance of the master credit facility where HIRPH was a borrower via the joinder agreement. The Atrium II property is no longer included in the master credit facility and is unencumbered as of the closing of the refinance. HIRPH is no longer a borrower nor is it jointly and severally liable with the other loan parties for repayment of the loan.

Hartman vREIT XXI owns 1,198,228 shares of the Company's common stock and a 2.47% ownership interest in Hartman SPE, LLC.

Refer to Note 16 (Subsequent Events) for information regarding the Company's purchase of Southern Star Self-Storage Investment Company, where the Company's former Chief Executive Officer and Chief Financial Officer are equity holders.

Effective April 17, 2023, the Company is no longer providing management and advisory services to Hartman vREIT XXI, Inc. and its affiliates.

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

Preferred Stock

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights, and privileges of such shares.  As of March 31, 2023 and December 31, 2022, respectively, the Company has 1,000 shares of convertible preferred stock issued and outstanding, 300 shares of which are owned by a wholly-owned subsidiary.

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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Company sponsors a defined contribution pension plan, the Hartman 401(k) Profit Sharing Plan, covering substantially all of its full-time employees who are at least 21 years of age. The Company matches 401(k) cash contributions with Company stock. The Company may make discretionary matching contributions. For the three months ended March 31, 2023 and 2022, the Company matched $99,000 and $99,000, respectively. The Company had a stock match liability to the plan of $1,907,000 and $1,808,000 as of March 31, 2023 and December 31, 2022, respectively.

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2023
1st Quarter	$—	—
Total 2023 Quarter to date	$—	$—

2022
4th Quarter	$—	$—
3rd Quarter	—	—
2nd Quarter	0.128	4,500
1st Quarter	0.112	3,958
Total 2022	$0.240	$8,458

Note 13 - Incentive Award Plan
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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees.The Company had recognized the share of the judgment amount applicable to wholly owned properties of the Company, approximately $6,731,000, within the Company's consolidated statements of operations for fiscal year 2021. The Company has also recognized $370,000 of pre-judgment interest and attorney fees in 2021 and $304,000 of post-judgment interest in 2022. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. The Company has completed its assessment of tenants' applicable share and has collected and recognized $1,530,000 of tenant's share to date, $866,000 was recognized in the first quarter of 2023.

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

Atrium II Joinder Agreement

Through the execution of the joinder agreement referenced in Note 8 (Notes Payable) and Note 11 (Related Party Transactions), certain organizational and loan documents reference Hartman vREIT XXI Operating Partnership LP (“Hartman XXI OP”), a wholly owned subsidiary of Hartman vREIT XXI, Inc., as the sole member.

Under the joinder agreement, HIRPH became a borrower under the loan and is jointly and severally liable with the other loan parties for the repayment of the loan. The Atrium II property is the sole asset of HIRPH with which to repay any debt under the loan. The loan is currently in an extension period to accommodate ongoing renewal terms. The outstanding balance of the loan which HIRPH is party totals $15,625,000 as of March 31, 2023. There are four other properties as named borrowers in the loan. If a renewal agreement is not reached, the Company may be required to relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the loan. The Company’s max potential loss in regards to its liability under the loan would be the value of the property. The Company’s maximum potential loss in regards to its liability under the loan would be the value of the property.

As noted in Note 16 (Subsequent Events), on May 30, 2023, Hartman vREIT XXI, Inc. completed the refinance of the master credit facility where HIRPH was a borrower via the joinder agreement. The Atrium II property is no longer included in the master credit facility and is unencumbered as of the closing of the refinance. HIRPH is no longer a borrower nor is it jointly and severally liable with the other loan parties for repayment of the loan.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15 - Defined Contribution Plan

The Company sponsors a defined contribution pension plan, the Hartman 401(k) Profit Sharing Plan, covering substantially all of its full-time employees who are at least 21 years of age. Participants may annually contribute up to 100% of pretax annual compensation and any applicable catch-up contributions, as defined in the plan and subject to deferral limitations as set forth in Section 401(k) of the Internal Revenue Code. Participants may also contribute amounts representing distributions from other qualified benefit or defined contribution plans. The Company may make discretionary matching contributions. For the three months ended March 31, 2023 and 2022, the Company matched $99,000 and $99,000, respectively. The Company had a stock match liability to the plan of $1,907,000 and $1,808,000 as of March 31, 2023 and December 31, 2022, respectively.

Note 16 - Subsequent Events

On April 6, 2023, the Company completed the sale of its Quitman property for a sale price for a sale price of $9,065,000. Proceeds from the sale were applied to the outstanding balance of the SASB Loan. The property is presented in real estate held for sale on the consolidated balance sheets as of March 31, 2023 and December 31, 2022. The disposal of the Quitman property granted us a one time waiver of event of default on the SASB Loan, subject to certain conditions. Most notably, the Company does have access to certain reserve accounts, however is still subject to cash management provisions until a 14% debt yield is reached.

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

On April 6, 2023, the Executive Committee and Managing General Partner of the Operating Partnership approved and adopted the Silver Star Properties REIT, Inc. and Hartman XX Limited Partnership 2023 Incentive Award Plan (the “2023 Incentive Award Plan”) to promote the success and enhance the value of the Company by retaining personnel that have the knowledge vision and ability not only with the Company but also in the capital markets as further described in the Employment Agreement included as Exhibit 10.3 to the Company’s Form 8-K filed April 10, 2023. The 2023 Incentive Award Plan recognizes that the entire Acquisition and the New Direction Plans were set up by the work and effort of the Chief Executive Officer and the Executive Committee, and it further serves to incentivize and retain the Chief Executive Officer and the Executive Committee, together, to execute the New Direction Plans and enable the Company and its shareholders to realize the value created by the New Direction Plans. The 2023 Incentive Award Plan allows for grants of performance units (“Performance Units”) which are intended to constitute profits interests units in the Operating Partnership convertible into Partnership Common Units of the Operating Partnership at the election of the participant which may be later exchanged for Common Stock of the Company based on a 1:1 ratio. The participant is also able to cause the redemption of the Performance Units, or the applicable Partnership Common Units received as a result of conversion, after three years from the Grant Date. The 2023 Incentive Award Plan includes a three-year vesting that is intended to ensure that the Executive Committee and the Chief Executive Officer will stay in place and provide continued services to the Company.

On April 6, 2023, pursuant to the 2023 Incentive Award Plan, the Executive Committee approved grants of founders’ Performance Units to retain and incentivize the following members of the Executive Committee in carrying out the New Direction Plans, as defined below: Gerald Haddock, member of the Executive Committee, (1,053,035 Performance Units), Jack Tompkins, member of the Executive Committee, (1,053,035 Performance Units), and James Still, member of the Executive Committee, (1,053,035 Performance Units). Performance Units vest 1/3 of the grant per year, and the term of each Performance Unit is ten (10) years from the date of grant as further described in the 2023 Incentive Award Plan included as Exhibit 10.4 to the Company’s Form 8-K filed April 10, 2023. The Executive Committee engaged a third-party compensation consultant to assist in determining the compensation structure for the Executive Committee and to evaluate their compensation relative to the marketplace.

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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective April 17, 2023, the Company is no longer providing management and advisory services to Hartman vREIT XXI, Inc. and its affiliates.

On May 30, 2023, Hartman vREIT XXI, Inc. completed the refinance of the master credit facility referenced in Note 14 (Commitments and Contingencies). The Atrium II property is no longer included in the master credit facility and is unencumbered as of the closing of the refinance. HIRPH is no longer a borrower nor is it jointly and severally liable with the other loan parties for repayment of the loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

       Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us” or “our” are to Silver Star Properties REIT, Inc.

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

Other factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the fact that we have had a net loss for each annual period since our inception;
●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
●	legislative or regulatory changes, including changes to laws governing REITS;
●	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate maturity date extensions, particularly with our SASB Loan, or other modifications to the terms of our existing financing arrangements to the extent necessary
●	construction costs that may exceed estimates or construction delays;
●	increases in interest rates;
●	availability of credit or significant disruption in the credit markets;
●	litigation risks, including without limitation the outcome of pending litigation related to the pricing of electricity provided to certain of our properties during the severe winter weather experienced in Texas
●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
●	inability to renew tenant leases or obtain new tenants upon the expiration of existing leases at our properties;
●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
●	our ability to generate sufficient cash flows to resume the payment of distributions to our stockholders;
●	the outcome of our pending legal appeal of a significant judgment against our Property Manager related to Winter Storm Uri (see Item 1. Legal Proceedings)
●	our ability to retain our executive officers and other key personnel; and
●	changes to generally accepted accounting principles, or GAAP.

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K (referred to herein as our Annual Report) for the year ended December 31, 2022.

The following discussion and analysis should be read in conjunction with the accompanying interim consolidated financial information.

Overview

Silver Star Properties REIT, Inc. (previously known as Hartman Short Term Income Properties XX, Inc.) is a Maryland corporation formed on February 5, 2009, to acquire and invest in income-producing commercial real estate properties, including office buildings, retail shopping centers and flex and industrial properties. We have previously made investments in real estate assets located in the United States, with a strategic focus on real estate properties located in Texas. We recently began an initiative to pivot away from office, retail, and light industrial assets, and reposition our portfolio into the self-storage asset class. We currently own substantially all of our assets and conduct our operations through Hartman XX Limited Partnership, a Texas limited partnership, which we refer to as our “operating partnership.” Our wholly-owned subsidiary, Hartman XX REIT GP LLC, is the sole general partner of our operating partnership. We elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2011. References in this Quarterly Report to “shares” and “our common stock” refer to the shares of our common stock.

As of March 31, 2023 we owned 43 income-producing commercial real estate properties comprising approximately 6.4 million square feet plus one pad site and one land development, all located in Texas.

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

Going Concern Considerations

We have a $259,000,000 SPE Loan (the "SASB Loan") outstanding as of March 31, 2023 which has a maturity date of October 9, 2023, which is within one year of the date that this Quarterly Report was available to be issued. We are on the third and final one year maturity date option under the SASB Loan. Management has determined that the our ability to continue as a going concern is dependent upon the our ability to refinance the SASB Loan prior to the maturity date.

On October 19, 2022, we received a notice from the loan servicer of the SASB Loan in connection with an event of default due to the noncompliance with the loan agreement's insurance requirements relating to a single property. The event of default was previously waived for the sole purpose of exercising the final one-year extension option to the SASB Loan term. The default triggers cash management provisions under the SASB Loan agreement, which was implemented in November 2022. Cash management implementation has restricted access to tenant receipts and limited the amount of cash available to meet our operating obligations. Refer to Note 8 (Notes Payable) to the consolidated financial statements in the Quarterly Report for additional information regarding the timing and priority of disbursements we receive from the cash management accounts and required excess cash flow reserves.

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

Investment Objectives and Strategy

We have invested in a diverse portfolio of real estate investments. As of March 31, 2023, we owned a total of 43 income-producing commercial properties, consisting of 29 office properties, 12 retail properties, and 2 industrial/flex properties. Historically, we have relied on a value add acquisition and development strategy, focused specifically properties located in Texas, to realize growth in the value of our investments, grow net cash from operations, and pay regular cash distributions to our stockholders.

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

Our Real Estate Portfolio

As of March 31, 2023, we owned 43 income-producing commercial properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	79%	$1,584	$11.41	$11.47
Prestonwood Park	Dallas	105,783	84%	$1,840	$20.80	$20.47
Richardson Heights	Dallas	201,433	76%	$3,157	$20.56	$18.87
Cooper Street	Dallas	127,696	95%	$1,578	$13.06	$13.12
One Mason SC	Houston	75,183	90%	$1,044	$15.40	$15.45
Chelsea Square SC	Houston	70,275	66%	$542	$11.66	$11.71
Mission Center SC	Houston	112,971	90%	$949	$9.34	$9.39
Garden Oaks SC	Houston	106,858	96%	$1,756	$17.15	$17.18
Harwin	Houston	38,813	59%	$261	$11.46	$12.26
Fondren	Houston	93,196	93%	$962	$11.08	$11.22
Northeast Square SC	Houston	40,525	76%	$432	$14.06	$14.12
Walzem Plaza SC	San Antonio	182,713	71%	$1,564	$12.06	$12.09
Total - Retail		1,332,031	82%	$15,669	$14.38	$14.17
Office:
North Central Plaza	Dallas	198,374	62%	$1,824	$14.92	$14.96
Gateway Tower	Dallas	266,412	63%	$1,994	$11.89	$11.87
Bent Tree Green	Dallas	139,609	70%	$1,940	$19.83	$20.41
Parkway Plaza I&II	Dallas	136,506	69%	$1,321	$13.97	$14.29
Hillcrest	Dallas	203,688	80%	$2,156	$13.25	$13.28
Skymark	Dallas	115,700	85%	$1,589	$16.21	$16.26
Corporate Park Place	Dallas	113,429	76%	$1,161	$13.44	$13.32
Westway One	Dallas	165,982	82%	$2,588	$18.92	$19.02
Three Forest Plaza	Dallas	366,549	75%	$5,085	$18.96	$18.88
Spring Valley	Dallas	94,304	66%	$961	$15.37	$15.57
Tower Pavilion	Houston	87,589	93%	$787	$9.66	$9.59
The Preserve	Houston	218,689	91%	$2,729	$13.75	$13.40
Westheimer Central	Houston	182,506	71%	$1,504	$11.60	$11.53
11811 N Freeway	Houston	156,362	63%	$1,375	$13.90	$13.93
Atrium I	Houston	118,461	82%	$1,392	$14.38	$14.55
Atrium II	Houston	111,853	94%	$1,202	$11.16	$11.48
3100 Timmons	Houston	111,265	84%	$1,561	$16.68	$16.79
Cornerstone	Houston	71,008	65%	$536	$11.55	$11.33
Northchase	Houston	128,981	63%	$978	$12.02	$12.29
616 FM 1960	Houston	142,194	60%	$1,139	$13.28	$13.28
601 Sawyer	Houston	88,258	90%	$1,359	$17.12	$16.96
Gulf Plaza	Houston	120,651	85%	$2,054	$20.00	$20.43
Timbercreek Atrium	Houston	51,035	73%	$439	$11.75	$11.72
Copperfield	Houston	42,621	97%	$651	$15.79	$15.41
400 N. Belt	Houston	230,872	43%	$1,155	$11.67	$12.03
Ashford Crossing	Houston	158,451	92%	$2,048	$14.12	$14.21
Regency Square	Houston	64,245	95%	$558	$9.15	$9.12
Energy Plaza	San Antonio	180,119	89%	$3,287	$20.53	$20.51
One Technology Ctr	San Antonio	196,348	90%	$4,493	$25.33	$25.36
Total -office		4,262,061	76%	49,866	15.5	15.53

Industrial/Flex
Central Park	Dallas	73,099	91%	$585	$8.79	$9.81
Quitman	Houston	736,957	88%	$1,353	$2.08	$2.07
Total -Industrial/Flex		810,056	88%	$1,938	$2.71	$2.80

Grand Total		6,404,148	78%	$67,473	$13.43	$13.42

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on May 26, 2023 in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to these policies during the three months ended March 31, 2023. See also Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2023 versus March 31, 2022.

As of March 31, 2023 and 2022, respectively, the Company owned 43 and 44 income-producing commercial properties comprising approximately 6.4 million square feet and 6.8 million square feet, respectively, plus one pad sites. As of March 31, 2023 and 2022, the Company owned one and two land developments, respectively. All properties are located in Texas. As of March 31, 2023 and 2022, respectively, the Company owned 15 properties located in Richardson, Arlington, Plano, and Dallas, Texas, 25 and 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Revenues - The primary source of our revenue is rental revenues. For the three months ended March 31, 2023 and 2022, we had total revenues of $24,748,000 and $24,081,000, respectively.

Property operating expenses - Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees and property level administrative expenses including bad debt expense. For the three months ended March 31, 2023 and 2022, we had property operating expenses of $4,821,000 and $5,524,000, respectively. The decrease in property operating expenses is primarily due to an overall decrease in normal course property repairs and improvements as well as decrease in utility costs.

Real estate taxes and insurance - Real estate taxes and insurance for the three months ended March 31, 2023 and 2022 were $4,268,000 and $3,333,000, respectively. The increase in real estate taxes and insurance is attributable to increased premiums for commercial property insurance, driven by inflationary trends as well as volatile conditions in the commercial insurance market.
Depreciation and amortization - Depreciation and amortization for the three months ended March 31, 2023 and 2022 were $5,720,000 and $6,517,000, respectively. The decrease is primarily related to assets classified as held for sale, where depreciation is not recognized, and impairment charges taken in the fourth quarter of 2022 which reduced the depreciable base of a number of our assets.

General and administrative expenses - General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. General and administrative expenses for the three months ended March 31, 2023 and 2022 were $3,090,000 and $3,223,000, respectively.

Interest expense - Interest expense for the three months ended March 31, 2023 and 2022, was $6,070,000 and $2,083,000, respectively. The increase is attributable to the impact of rising interest rates on our variable rate debt and increase in Notes Payable. The interest rate on our SASB Loan rose from 2.00% from March 2022 to 5.55% in March 2023, which includes the impact of our interest rate cap required under the loan.

Gain on sale of property - During the three months ended March 31, 2023, we sold the Mitchelldale property to a third party and recognized a gain on the sale of property of approximately $26,177,000.

Net income - We generated a net income of $24,598,000 and $217,000 for the three months ended March 31, 2023 and 2022, respectively. The increase in net income is primarily attributable to the gain on sale of property mentioned above.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2023 and 2022, including a reconciliation of such non-GAAP financial performance measures to our net income, in thousands.

	Three Months Ended March 31,
	2023	2022
Net income	$24,598	$217
Gain on sale of property	(26,177)	—
Depreciation and amortization of real estate assets	5,720	6,517
Funds from operations (FFO)	4,141	6,734
Organization and offering costs	—	9
Modified funds from operations (MFFO)	$4,141	$6,743

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through March 31, 2023, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Year ended December 31, 2011	$255	$242	$497
Year ended December 31, 2012	891	869	1,760
Year ended December 31, 2013	1,681	1,594	3,275
Year ended December 31, 2014	2,479	2,358	4,837
Year ended December 31, 2015	3,475	3,718	7,193
Year ended December 31, 2016	8,918	2,988	11,906
Year ended December 31, 2017	12,650	—	12,650
Year ended December 31, 2018	12,555	—	12,555
Year ended December 31, 2019	12,811	—	12,811
Year ended December 31, 2020	15,797	—	15,797
Year ended December 31, 2021	13,917	—	13,917
Year ended December 31, 2022	8,458	—	8,458
Quarter ended March 31, 2023	—	—	—
Total	$93,887	$11,769	$105,656
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

Distributions to non-controlling interests were $0 and $231,000 for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2022, we paid aggregate distributions of $0 in cash to common stockholders. During the same period, cash used in operating activities was $5,433,000 and our FFO was $4,141,000.

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

The event of default triggered cash management provisions under the loan agreement which have been in effect since November 2022. The action has restricted access to tenant receipts from the 39 properties in the loan and disrupted both the timing and amount of free cash flow on hand. Tenant receipts on these 39 properties are deposited into a cash management account controlled by the loan servicer. On the 9th day of each month, distributions from the cash management account are made in the following priority: (i) property tax escrow, (ii) scheduled debt service (iii) budgeted operating expenses for the month of the payment date occurs, (iv) capital expenditure reserve, and (v) tenant improvement and lease commission reserve. All remaining amounts are disbursed to an excess cash flow reserve account, also maintained by the loan servicer. As a result, our unrestricted cash and cash equivalents on hand is limited. The SASB cash management account held $3,021,000 and $3,817,000 as of March 31, 2023 and December 31, 2022, respectively. The excess cash flow reserve held $3,111,000 and $223,000 as of March 31, 2023 and December 31, 2022, respectively. The remaining four of our 43 income-producing properties are outside the SASB Loan and are not subject to the provisions above.

Our principal demands for funds are for real estate and real estate-related acquisitions, for the payment of operating expenses, for the payment of interest on our outstanding indebtedness, and for the payment of distributions. Effective July 8, 2022, we have suspended the payment of distributions. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations; provided, that some or all of our distributions have been and may continue to be paid from sources other than cash from operations.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of March 31, 2023, our outstanding secured debt is $259,000,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Potential future sources of capital include proceeds from additional private or public offerings of our securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flows from Operating Activities

We have used $5,433,000 and $4,321,000 of cash from operating activities for the three months ended March 31, 2023 and 2022. The increase in cash used in operating activities is primarily due to the rise in interest costs of our variable rate debt.

Cash Flows from Investing Activities

For the three months ended March 31, 2023 and 2022, net cash provided by (used in) investing activities was $43,727,000 versus $(3,114,000), respectively. The increase in cash is mainly due proceeds from the to the sale of property of $44,827,000. On January 31, 2023, we sold the 17 acre development site located in Fort Worth, Texas to a third party. Net proceeds from the sale of the development site were approximately $4,317,000. On March 10, 2023, we sold the Mitchelldale property to a third party. Net proceeds from the sale were approximately $40,510,000.

Cash Flows from Financing Activities

We used $41,637,000 and $1,403,000 of cash from financing activities for the three months ended March 31, 2023 and 2022. The increase in cash used in financing activities is primarily due to repayments of term loans notes of $39,805,000 from property sales referenced above.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2023, our borrowings were not in excess of 300% of the value of our net assets.

As of March 31, 2023, we had notes payable totaling an aggregate principal amount of $274,336,000. For more information on our outstanding indebtedness, see Note 8 (Notes Payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company is a covenant guarantor for the secured mortgage indebtedness of VIEs in the total amount of $24,165,000 and $24,276,000 as of March 31, 2023 and December 31, 2022, respectively. The Company is not deemed to be the primary beneficiary of the VIEs. See Note 11 (Related Party Transactions). Refer to Note 14 (Commitments and Contingencies) regarding borrowing joinder agreement between one of the Company's wholly owned subsidiaries and Hartman vREIT XXI, Inc.

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

Related-Party Transactions and Agreements
We have entered into management and advisory agreements with our affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on May 26, 2023 and Note 11 (Related Party Transactions) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Refer to Note 16 (Subsequent Events) to the consolidated financial statements included in this Quarterly Report for a discussion of subsequent events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, have concluded because of material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2023 at the reasonable assurance level.

Material Weaknesses

Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we identified material weaknesses related to (i) the insufficient design and operation of controls over the review, approval, and disclosure of related party transactions and (ii) the insufficient design of controls related to the timing for revenue recognition of estimated recoveries of operating expense items under leasing arrangements.

Remediation Plans

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

The formation of the Executive Committee in October 2022, and the actions taken thereafter, including changes in senior management, has resulted in a strengthened review process over the form, substance, and evaluation of related party transactions. Further, effective in the second quarter of 2023, the Company no longer serves in an advisory or management capacity to Hartman vREIT XXI, Inc. and its affiliates. The termination of this relationship will eliminate future related party transactions which gave rise to the first material weakness referenced above.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Company had recognized the share of the judgment amount applicable to wholly owned properties of the Company, approximately $6,731,000, within the Company's consolidated statements of operations for fiscal year 2021. The Company has also recognized $370,000 of pre-judgment interest and attorney fees in 2021 and $304,000 of post-judgment interest in 2022. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. The Company has completed its assessment of tenants' applicable share and has collected and recognized $1,530,000 of tenant's share to date, $866,000 was recognized in the first quarter of 2023.

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

Item 1A. Risk Factors

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Refer to Note 8 (Notes Payable) or a description of an occurrence of an event of default related to the SASB Loan.

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

SILVER STAR PROPERTIES REIT, INC.
Date: June 7, 2023
By: /s/ David Wheeler
David Wheeler,
Interim President
(Principal Executive Officer)

Date: June 7, 2023
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)