Form 10-Q
period 2023-06-30
SILVER STAR PROPERTIES REIT, INC
filed 2023-08-11
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023 there were 34,894,496 shares of the Registrant’s common stock issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

SILVER STAR PROPERTIES REIT, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Real estate assets, at cost	$559,061	$580,602
Accumulated depreciation and amortization	(192,632)	(189,509)
Real estate assets, net	366,429	391,093

Cash and cash equivalents	3,077	334
Restricted cash	40,591	24,088
Accrued rent and accounts receivable, net	12,451	16,507
Note receivable - related party	1,726	1,726
Deferred leasing commission costs, net	7,715	9,826
Goodwill	4,766	250
Prepaid expenses and other assets	8,189	6,019
Real estate held for development	—	1,596
Real estate held for sale	12,280	25,963
Due from related parties	6,601	5,937
Investment in affiliate	201	201
Other intangible assets	1,006	—
Total assets	$465,032	$483,540

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$250,366	$297,692
Notes payable - related party	15,336	17,168
Due to related parties	5,420	4,223
Accounts payable and accrued expenses	46,227	46,670
Tenants' security deposits	4,690	6,143
Acquisition consideration payable	3,000	—
Total liabilities	325,039	371,896

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 34,894,496 shares and 34,894,496 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	35	35
Additional paid-in capital	297,645	296,152
Accumulated distributions and net loss	(179,704)	(204,080)
Total stockholders' equity	117,976	92,107
Noncontrolling interests in subsidiaries	22,017	19,537
Total equity	139,993	111,644
Total liabilities and equity	$465,032	$483,540
The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental revenues	$21,805	$21,320	$45,511	$44,486
Management and advisory income	424	1,120	1,466	2,035
Total revenues	22,229	22,440	46,977	46,521

Expenses
Property operating expenses	6,965	7,525	11,786	13,049
Organization and offering costs	1	14	1	23
Real estate taxes and insurance	4,004	3,633	8,272	6,966
Depreciation and amortization	5,970	6,535	11,690	13,052
Loss on impairment	468	—	468	—
Management and advisory expenses	2,260	3,620	4,618	6,838
General and administrative	3,004	3,280	6,094	6,503
Interest expense	4,733	2,655	10,803	4,738
Total expenses	27,405	27,262	53,732	51,169
Other income
Interest and dividend income	3	44	3	87
Gain on sale of property	13,616	—	39,793	—
Income (loss) before income taxes	8,443	(4,778)	33,041	(4,561)
Provision for income taxes	6,185	—	6,185	—
Net income (loss)	2,258	(4,778)	26,856	(4,561)
Net income (loss) attributable to noncontrolling interests	536	(112)	2,480	90
Net income (loss) attributable to common stockholders	$1,722	$(4,666)	$24,376	$(4,651)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.05	$(0.13)	$0.70	$(0.13)
Weighted average number of common shares outstanding, basic	34,895	34,976	34,895	35,020
Weighted average number of common shares outstanding, diluted	35,197	34,976	35,197	35,020
The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at March 31, 2022	1	$—	34,976	$35	$296,156	$(166,298)	$129,893	$22,274	$152,167
Issuance of common shares	—	—	—	—	—	—	—	—	—
Redemptions of common shares	—	—	—	—	(3)	—	(3)	—	(3)
Dividends and distributions (Cash)	—	—	—	—	—	(1,519)	(1,519)	(676)	(2,195)
Net loss	—	—	—	—	—	(4,666)	(4,666)	(112)	(4,778)
Balance at June 30, 2022	1	$—	34,976	$35	$296,153	$(172,483)	$123,705	$21,486	$145,191

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at March 31, 2023	1	$—	34,895	$35	$296,152	$(181,426)	$114,761	$21,481	$136,242
Issuance of restricted common shares	—	—	—	—	1,493	—	1,493	—	1,493
Net income	—	—	—	—	—	1,722	1,722	536	2,258
Balance at June 30, 2023	1	$—	34,895	$35	$297,645	$(179,704)	$117,976	$22,017	$139,993

The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2021	1	—	35,111	35	297,335	(162,355)	135,015	22,303	157,318
Redemptions of common shares	—	—	(135)	—	(1,182)	—	(1,182)	—	(1,182)
Dividends and distributions (Cash)	—	—	—	—	—	(5,477)	(5,477)	(907)	(6,384)
Net (loss) income	—	—	—	—	—	(4,651)	(4,651)	90	(4,561)
Balance at June 30, 2022	1	—	34,976	35	296,153	(172,483)	123,705	21,486	145,191

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2022	1	$—	34,895	$35	$296,152	$(204,080)	$92,107	$19,537	$111,644
Issuance of restricted common shares	—	—	—	—	1,493	—	1,493	—	1,493
Net income	—	—	—	—	—	24,376	24,376	2,480	26,856
Balance at June 30, 2023	1	$—	34,895	$35	$297,645	$(179,704)	$117,976	$22,017	$139,993

The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$26,856	$(4,561)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	254	299
Depreciation and amortization	11,690	13,052
Deferred loan and lease commission costs amortization	1,141	1,227
Deferred loan cost write-off	541	—
Bad debt expense	873	762
Straight-line rent	1,009	654
Impairment of real estates assets	468	—
Gain on disposed property	(39,793)	—
Unrealized loss on derivative instruments	1,125	—
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	2,174	(2,371)
Deferred leasing commissions	(355)	(621)
Prepaid expenses and other assets	(3,186)	(3,335)
Accounts payable and accrued expenses	(3,310)	(3,040)
Due to/from related parties	(769)	(2,619)
Tenants' security deposits	(1,453)	206
Net cash used in operating activities	(2,735)	(347)
Cash flows from investing activities:
Cash acquired from acquisition	319	—
Additions to real estate	(2,534)	(8,159)
Proceeds from sale of property, net	71,959	—
Net cash provided by (used in) investing activities	69,744	(8,159)
Cash flows from financing activities:
Distributions to common stockholders	—	(8,458)
Distributions to non-controlling interests	—	(890)
Repayments to affiliates	(1,832)	(1,870)
Borrowing from affiliate	—	14,346
Borrowings under insurance premium finance note	2,992	2,892
Repayment under insurance premium finance note	(404)	(1,252)
Repayments under term loan notes	(48,419)	(1,328)
Borrowings under term loan	—	2,645
Redemptions of common stock	—	(1,182)
Payment of deferred loan costs	(100)	(772)
Net cash (used in) provided by financing activities	(47,763)	4,131
Net change in cash and cash equivalents and restricted cash	19,246	(4,375)
Cash and cash equivalents and restricted cash, beginning of period	24,422	19,257
Cash and cash equivalents and restricted cash, end of period	$43,668	$14,882
Supplemental cash flow information:
Cash paid for interest	$9,048	$4,170
Supplemental disclosure of non-cash activities:

Unpaid acquisition consideration	$3,000	$—
Issuance of restricted common stock in connection with Southern Star acquisition	$1,493	$—
Decrease in interest payable from Hartman XXI settlement	$—	$356
Decrease in due from related parties from Hartman XXI settlement	$—	$1,601
Decrease in borrowing from affiliate from Hartman XXI settlement	$—	$1,245
The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization and Business

Silver Star Properties REIT, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009. The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011. As used herein, the "Company," "we," "us," or "our" refer to Silver Star Properties REIT, Inc. and its consolidated subsidiaries and partnerships, including Hartman XX Limited Partnership ("Operating Partnership") and Hartman SPE LLC ("SPE LLC"), except where context requires otherwise.

Substantially all of our business is conducted through our subsidiaries, the Operating Partnership and SPE LLC. Our wholly-owned subsidiary, Hartman XX REIT GP LLC, a Texas limited liability company, is the sole general partner of the Operating Partnership. Our wholly-owned subsidiary, Hartman SPE Management, LLC ("SPE Management") is the manager of SPE LLC. Our single member interests in our limited liability company subsidiaries are owned by the Operating Partnership or its wholly owned subsidiaries. On May 5, 2023, the Company completed the acquisition of all equity interests of Southern Star Self-Storage Investment Company ("Southern Star").

Effective on December 20, 2022, Silver Star Properties REIT, Inc. (previously known as Hartman Short Term Income Properties XX, Inc.) amended its Articles of Amendment with the Maryland Secretary of State to change its name from “Hartman Short Term Income Properties XX, Inc.” to “Silver Star Properties REIT, Inc.”

As of June 30, 2023 and 2022, respectively, the Company owned 41 and 44 income-producing commercial properties comprising approximately 5.5 million square feet and 6.8 million square feet, respectively, plus one pad site. As of June 30, 2023 and 2022, the Company owned one and two land developments, respectively. All of the properties are located in Texas. As of June 30, 2023 and 2022, respectively, the Company owned 14 and 15 properties located in Richardson, Arlington, Plano, and Dallas, Texas, 24 and 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2022 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of June 30, 2023 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 2023, and the results of consolidated operations for the three and six months ended June 30, 2023 and 2022, consolidated statements of equity for the three and six months ended June 30, 2023 and 2022, and consolidated statements of cash flows for the six months ended June 30, 2023 and 2022. The results of the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022.

These unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, the Operating Partnership and its subsidiaries, Hartman SPE, LLC, and Southern Star. All significant intercompany balances and transactions have been eliminated.

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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of June 30, 2023 and December 31, 2022 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions.

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service reserves, as required by certain of our mortgage debt agreements. As of June 30, 2023 and December 31, 2022, the Company had a restricted cash balance of $40,591,000 and $24,088,000, respectively.
Restricted cash as of June 30, 2023 includes $14,000,000 of proceeds from the sale of the Cooper Street property which are held in a qualified intermediary account pending the potential replacement property which may be acquired in a 1031 like-kind exchange.
The following provides a reconciliation of cash, cash equivalents, and restricted cash as of June 30, 2023 and December 31, 2022 to the corresponding consolidated statement of cash flows, in thousands:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$3,077	$334
Restricted cash	40,591	24,088
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	$43,668	$24,422

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, notes payable, accounts payable and accrued expenses and balances due to/due from related parties, related party notes receivable, and derivatives. With the exception of derivative financial instruments and notes payable, the Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. Disclosure about the fair value of financial instruments is based on relevant information available as of June 30, 2023 and December 31, 2022.

The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Under our single asset, single borrower ("SASB") loan, we are required to enter into an interest rate cap agreement. The interest rate cap is recorded at fair value on the consolidated balance sheets as an other asset. We have elected not to apply hedge accounting and the change in fair value of the interest rate cap is recognized as a component of interest expense on the accompanying statements of operations.

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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). The Company’s rental revenue is also comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from ASC 606 and accounted for under ASC 842 - Leases. The Company elected to utilize the practical expedient provided by Accounting Standards Update (“ASU”) 2018-11 related to the separation of lease and non-lease components and as a result, rental revenues related to leases are reported on one line in the presentation within the consolidated statements of operations.

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

Recurring fair value measurements:

The carrying values of cash and cash equivalents, restricted cash, accrued rent and accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. For our disclosure of debt instrument fair value in Note 10, we use a discounted cash flow analysis based on borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments (categorized within Level 2 of the fair value hierarchy). For our disclosure of interest rate cap derivative fair value, refer to Note 7. Fair value determination of the interest rate cap derivative is based on Level 2 inputs. For our disclosure of fair value of certain equity based awards (categorized within Level 3 of the fair value hierarchy), refer to Noe 15.

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

Goodwill

GAAP requires the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances occur indicating goodwill might be impaired. Goodwill evaluation is completed using either a qualitative or quantitative approach. Under a qualitative approach, the impairment review for goodwill consists of an assessment of whether it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, including goodwill. If a qualitative approach indicates it is more likely-than-not that the estimated carrying value of a reporting unit (including goodwill) exceeds its fair value, or if we choose to bypass the qualitative approach for any reporting unit, we perform the quantitative approach.

The Company may apply a quantitative test to determine if the estimated fair value is less than the carrying amount. If the carrying amount exceeds the estimated fair value, the Company will record a goodwill impairment equal to such excess, not to exceed the total amount of goodwill. No goodwill impairment has been recognized in the accompanying consolidated financial statements.

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

A REIT may elect to retain rather than distribute all or a portion of net capital gains and pay tax on the gains. Through the implementation and execution of the previously-announced plan to reposition the Company’s assets into the self-storage asset class (the “New Direction Plans"), the Company has sold properties and incurred net capital gains which it used to reduce debt and does not anticipate distributing to stockholders. The Company has incurred an estimated $6,185,000 of current tax expense due on undistributed net capital gains from property sales through the six months ended June 30, 2023.

For the three months ended June 30, 2023 and 2022, the Company incurred net income (loss) of $2,258,000 and $(4,778,000), respectively. For the six months ended June 30, 2023 and 2022, the Company incurred net income (loss) of $26,856,000 and $(4,561,000), respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Income Per Share

The computations of basic and diluted income per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include preferred shares that are convertible into the Company’s common stock and unvested restricted common shares.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Concentration of Risk

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocation of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders. The product type concentration in office space, which accounts for approximately 76% of our base rental revenue for the three months ended June 30, 2023, is susceptible to any negative trends in the future demand for office space.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326):Measurement of Credit Losses on Financial Instruments. The Company adopted ASU 2016-13 effective January 1, 2023. The amendments in this update replaced the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASC 2018-19, Financial Instruments — Credit Losses (Topic 326): Codification Improvements, clarified that receivables arising from operating leases are not within the scope of ASC Topic 326. Instead, impairment of receivables arising from operating leases will be accounted for in accordance with ASC 842. The adoption of this standard did not have a material impact on our consolidated financial statements as the majority of our financial instruments result from operating lease transactions, which are not within the scope of this standard.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the consolidated financial statements are available to be issued. In October 2022, the FASB approved a two-year extension of the temporary accounting relief provided under ASU 2020-04 to December 31, 2024.

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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassification

Certain items on the comparative consolidated balance sheet have been reclassified to conform to the presentation adopted in the current period. Related party balances have been reclassified to present on a gross basis due from or due to individual counterparties.

Note 3 — Southern Star Acquisition

On May 5, 2023, the Company completed the acquisition of all equity interests in Southern Star for $3,000,000 in cash and 301,659 restricted stock shares of the Company's common stock with an estimated fair value of $4.95 per share. The restricted stock shares vest over a three year period. Aggregate purchase price consideration for Southern Star totals $4,493,000. Under the terms of the transaction, the cash portion of the purchase price is to be paid when the Company is in a reasonable position to fund it. Southern Star is a privately held real estate company that specializes in the sponsorship and management of Delaware Statutory Trust investments in self-storage properties. After consideration of all applicable factors pursuant to the business combination accounting rules under ASC 805, Business Combinations ("ASC 805"), we have concluded that the Southern Star acquisition qualifies as a business combination under GAAP.

For the six months ended June 30, 2023, we incurred acquisition costs of $66,000 which are recorded in general and administrative expense. We included the operating results of Southern Star in our consolidated results from operations, effective May 5, 2023. For the three and six months ended June 30, 2023, our consolidated statements of operations includes management and advisory income of $262,000 associated with the operations of Southern Star.

The following table illustrates the fair value of assets and liabilities of Southern Star acquired, in thousands:

Assets
Real estate assets	$7,061
Cash and cash equivalents	319
Prepaid expenses and other assets	109
Other intangible assets	1,065
Goodwill	4,516
Total Assets	$13,070

Liabilities
Account payable and accrued expenses	$25
Due to related parties	1,302
Notes payable	7,250
Total Liabilities	$8,577

Net identifiable assets acquired	4,493

Total consideration transferred	4,493

The fair value of all assets and liabilities presented above is management's best estimate and is subject to change during the measurement period due to management's receiving the final valuations performed by a third party.

The purchase price allocation was based on the Company’s assessment of the fair value of the acquired assets and liabilities assumed, as summarized below.

Real estate assets - Real estate assets consists of a single self-storage property Southern Star acquired on March 1, 2023, just prior to the Company's purchase of Southern Star. The property was transferred to a Delaware statutory trust sponsored by

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Southern Star in May 2023, where neither Southern Star nor the Company are the primary beneficiary. The fair value of the property is based on the March 1, 2023 purchase price.

Cash and cash equivalents and prepaid expenses and other assets – recorded at cost basis which approximates fair value.

Other intangible assets - consists of non-compete agreements valued under the income approach, specifically the with and without method, and are subject to amortization.

Goodwill - In connection with the Southern Star acquisition, we recorded goodwill of $4,516,000 as a result of the consideration exceeding the fair value of the net identifiable assets acquired. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. We do not expect that the goodwill will be deductible for tax purposes.

Accounts payable and accrued expenses and due to related parties - recorded at cost basis which approximates fair value.

Notes payable - recorded at cost which approximates fair value. Note that $7,050,000 of the acquired note payable balance consists of notes pertaining to the self-storage property referenced in the real estate assets section above. The property, along with related notes, were transferred to a Delaware statutory trust sponsored by Southern Star in May 2023, where neither Southern Star or the Company are the primary beneficiary.

Note 4 —  Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	June 30, 2023	December 31, 2022
Land	$124,430	$132,533
Buildings and improvements	342,159	352,060
In-place lease value intangible	92,472	96,009
	559,061	580,602
Less: accumulated depreciation and amortization	(192,632)	(189,509)
Total real estate assets	$366,429	$391,093

       Depreciation expense for the three months ended June 30, 2023 and 2022 was $4,673,000 and $4,742,000, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $9,156,000 and $9,455,000, respectively. Amortization expense of in-place lease value intangible was $1,297,000 and $1,793,000 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense of in-place lease value intangible for the six months ended June 30, 2023 and 2022 was $2,534,000 and $3,597,000, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	June 30, 2023	December 31, 2022
In-place lease value intangible	$92,472	$96,009
In-place leases – accumulated amortization	(88,994)	(89,926)
Acquired lease intangible assets, net	$3,478	$6,083

Real Estate Held for Sale

The Company's real estate held for sale includes one land development, one pad site development, the Spring Valley property, and the Harwin property. Refer to Note 17 (Subsequent Events) for additional information.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impairment of Real Estate Assets Held for Sale

On August 2, 2023, the Company sold its 10-acre land development located in Grand Prairie, Texas for a sales price of $1,800,000. Because the carrying value of the development site exceeded the net sale proceeds (including selling costs), the Company recorded a $468,000 impairment charge for the three and six months ended June 30, 2023.

Dispositions

On January 31, 2023, we sold the 17 acre development site located in Fort Worth, Texas to a third party. Proceeds from the sale of the development site were approximately $4,317,000 and no gain or loss was recognized on the sale as the property was impaired as an asset held for sale and recognized at fair value less cost to sell as of December 31, 2022.

On March 10, 2023, we sold the Mitchelldale property to a third party. Proceeds from the sale were approximately $40,510,000 and we recognized a gain on the sale of property of approximately $26,177,000 for the six months ended June 30, 2023.

On April 6, 2023, we sold the Quitman property to a third party. Proceeds from the sale were approximately $9,065,000 and we recognized a gain on the sale of property of approximately $2,802,000 for the three and six months ended June 30, 2023.

On June 29, 2023, we sold the Cooper Street property to a third party. Proceeds from the sale were approximately were $18,198,000 and we recognized a gain on the sale of property of approximately $10,814,000 for the three and six months ended June 30, 2023.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	June 30, 2023	December 31, 2022
Tenant receivables	$9,397	$11,617
Accrued rent	10,108	11,118
Allowance for uncollectible accounts	(7,054)	(6,228)
Accrued rents and accounts receivable, net	$12,451	$16,507

As of June 30, 2023 and December 31, 2022, the Company had an allowance for uncollectible accounts of $7,054,000 and $6,228,000, respectively. For the three months ended June 30, 2023 and 2022, the Company recorded bad debt expense in the amount of $873,000 and $1,064,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the six months ended June 30, 2023 and 2022, the Company recorded bad debt expense in the amount of $873,000 and $762,000, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	June 30, 2023	December 31, 2022
Deferred leasing commissions costs	$18,427	$21,244
Less: accumulated amortization	(10,712)	(11,418)
Deferred leasing commission costs, net	$7,715	$9,826

Note 7 — Derivative Financial Instruments

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

The counterparty under the interest rate cap is a major financial institution. The Company paid a premium of $2,254,000 for the interest rate cap. As of June 30, 2023, the fair value of this cap was $1,227,000 and included in other assets in the Company's consolidated balance sheets. The Company recognized $1,227,000 of interest income from paid and accrued counterparty payments and $1,125,000 of loss from the change in fair value of the interest rate cap during the six months ended June 30, 2023. These amounts are recorded as a component of interest expense on the accompanying consolidated statements of operations.

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

Note 8 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable leases in existence at June 30, 2023 is as follows, in thousands:

June 30,	Minimum Future Rents
2023	$54,096
2024	40,897
2025	28,643
2026	21,510
2027	12,534
Thereafter	19,067
Total	$176,747

Note 9 — Goodwill and Other Intangible Assets

In connection with the Southern Star acquisition, we recorded goodwill of approximately $4,516,000. During the three and six months ended June 30, 2023 and 2022, we did not record any impairments to goodwill.

Other intangible assets consisted of the following, in thousands.

	June 30, 2023			December 31, 2022
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Non-compete agreements	$1,065	$(59)	$1,006	$—	$—	$—
Total intangible assets subject to amortization	$1,065	$(59)	$1,006	$—	$—	$—

The non-compete agreements above were acquired in the Southern Star acquisition referenced in Note 3 (Southern Star Acquisition) and are amortized over a three year period and recognized in "depreciation and amortization" on the consolidated statements of operations. During the three and six months ended June 30, 2023 and 2022, we recorded $59,000 and $0 of amortization expense.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Notes Payable

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
On March 10, 2023, the Company completed the sale of its Mitchelldale property for a sale price of $40,510,000. Proceeds from the sale retired the four, cross collateralized term loans referenced above. The outstanding balance of the four loans was $0 and $39,324,000 as of June 30, 2023 and December 31, 2022, respectively.

The outstanding principal of the SASB Loan bears interest at the one-month LIBOR rate plus 1.8%. The SASB Loan is subject to an interest rate cap arrangement which caps LIBOR at 3.75% during the initial term and any extensions of the SASB Loan. Effective July 1, 2023, the SASB Loan will transition to a one-month CME Term Secured Overnight Financing Rate ("SOFR") as LIBOR ceased publication on June 30, 2023.

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

On October 19, 2022, the SASB Loan Borrower received a notice from the loan servicer of the SASB Loan in connection with an event of default due to the noncompliance with the loan agreement's insurance requirements relating to a single property. The event of default was previously waived for the sole purpose of exercising the option to extend the SASB Loan term. The event of default triggered cash management provisions under the SASB Loan agreement, which was implemented in November 2022. On April 6, 2023, the SASB Loan Borrower sold the single property responsible for the default, the Quitman property. To secure approval of the SASB Loan lender for the sale of the Quitman property, the SASB Loan Borrower agreed to continue the cash management provisions under the SASB Loan agreement until certain provisions are met. Cash management requires tenant receipts of the SASB Loan Borrower be deposited into a cash management account controlled by the loan servicer. On the 9th day of each month, distributions from the cash management account are made in the following priority: (i) property tax escrow, (ii) scheduled debt service (iii) budgeted operating expenses for the month of the payment date occurs, (iv) capital expenditure reserve, and (v) tenant improvement and lease commission reserve. All remaining amounts are disbursed to an excess cash flow reserve account, also maintained by the loan servicer. The SASB cash management account held $3,262,000 and $3,817,000 as of June 30, 2023 and December 31, 2022, respectively. The excess cash flow reserve account held $5,137,000 and $223,000 as of June 30, 2023 and December 31, 2022, respectively. Both the cash management and excess cash flow reserve accounts are recorded in restricted cash on the consolidated balance sheets.

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

The following is a summary of the Company’s notes payable, in thousands:

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property/Facility	Payment	Maturity Date	Rate	June 30, 2023	December 31, 2022
Richardson Heights	P&I	July 1, 2041	4.61%	$—	$15,556
Cooper Street	P&I	July 1, 2041	4.61%	—	6,764
Bent Tree Green	P&I	July 1, 2041	4.61%	—	6,764
Mitchelldale	P&I	July 1, 2041	4.61%	—	10,240
Hartman SPE LLC (1)	IO	October 9, 2023	5.55%	250,386	259,000
Hartman XXI	IO	October 31, 2022	10.00%	15,336	17,168
Fort Worth - EWB	P&I	February 25, 2023	8.50%	—	480
Southern Star	IO	December 31, 2023	10.00%	200	—
				265,922	315,972
Less: unamortized deferred loan costs				(220)	(1,112)
				$265,702	$314,860
(1)    On October 9, 2022, the Company executed the third and final one-year maturity date extension to October 9, 2023.

The Company's loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method. Costs which have been deferred consist of the following, in thousands:

	June 30, 2023	December 31, 2022
Deferred loan costs	$5,030	$5,471
Less: deferred loan cost accumulated amortization	(4,810)	(4,359)
Total cost, net of accumulated amortization	$220	$1,112
Interest expense incurred for the three months ended June 30, 2023 and 2022 was $4,733,000 and $2,655,000, respectively, which includes amortization expense of deferred loan costs. Interest expense incurred for the six months ended June 30, 2023 and 2022 was $10,803,000 and $4,738,000, respectively, which included amortization expense of deferred loan costs. Interest expense also includes $541,000 of write off of deferred loan costs for the six months ended June 30, 2023 due to the pay off of the insurance company loan mentioned above. Interest expense of $1,857,000 and $1,117,000 was payable as of June 30, 2023 and December 31, 2022, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

On March 29, 2021, Hartman Income REIT Property Holdings, LLC ("HIRPH"), a wholly owned subsidiary of the Operating Partnership, was added, by means of a joinder agreement, to a master credit facility agreement where Hartman vREIT XXI, Inc. is the guarantor. The Company’s Atrium II office property was added to the collateral security for the master credit facility agreement where the borrowing base of the facility increased by $1,625,000. The master credit facility has a maturity date of March 9, 2023. As of May 30, 2023, the Atrium II property is unencumbered and HIRPH is no longer a borrower nor is it jointly or severally liable with the other loan parties to the vREIT XXI loan.

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $263,545,000 and $308,286,000 as compared to book value of $265,922,000 and $315,972,000 as of June 30, 2023 and December 31, 2022, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of June 30, 2023 and December 31, 2022.

Note 11 — Income Per Share

Basic income per share is computed using net income attributable to common stockholders and the weighted average number of common shares outstanding. Diluted weighted average shares outstanding reflect unvested restricted shares of common stock. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the computation of our basic and diluted earnings per share of common stock for three and six months ended June 30, 2023 and 2022, in thousands except per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common stockholders	$1,722	$(4,666)	$24,376	$(4,651)
Denominator:
Weighted average number of common shares outstanding, basic	34,895	34,976	34,895	35,020
Dilutive effect of restricted common shares	302	—	302	—
Weighted average number of common shares outstanding, dilutive	35,197	34,976	35,197	35,020
Basic and diluted income per common share:
Net income attributable to common stockholders per share, basic	$0.05	$(0.13)	$0.70	$(0.13)
Net income attributable to common stockholders per share, dilutive	$0.05	$(0.13)	$0.70	$(0.13)

Note 12 — Income Taxes

A REIT may elect to retain rather than distribute all or a portion of net capital gains and pay tax on the gains. Through the implementation and execution of the New Direction Plans, the Company has sold properties and incurred net capital gains which it does not anticipate distributing to stockholders. The Company has incurred an estimated $6,185,000 of current tax expense due on undistributed net capital gains from property sales through the six months ended June 30, 2023.

With the exception of current tax expense on undistributed net capital gains mentioned above, federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. The Company’s federal income tax returns for the years ended December 31, 2019, 2020, and 2021 have not been examined by the Internal Revenue Service. The Company’s federal income tax return for the year ended December 31, 2019 may be examined on or before September 15, 2023.

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

Note 13 — Related Party Transactions

Hartman Advisors LLC ("Advisor"), is a Texas limited liability company. Advisor is the sole member of Hartman vREIT XXI Advisor, LLC ("XXI Advisor"), which was the advisor for Hartman vREIT XXI, Inc. ("vREIT XXI") through April 17,

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2023. vREIT XXI paid acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. Through April 17, 2023, vREIT XXI paid property management and leasing commissions to the Property Manager in connection with the management and leasing of vREIT XXI's properties. Effective April 17, 2023, the Company is no longer providing management and advisory services to vREIT XXI and its affiliates.

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10%. In addition to the balance due under this note, the Company received advances from vREIT XXI totaling $7,168,000 which were outstanding as of December 31, 2022 and which were not covered by the unsecured promissory note. The Company made principal payments of $1,832,000 during the six months ended June 30, 2023. This note payable had an outstanding balance of $15,336,000 and $17,168,000 as of June 30, 2023 and December 31, 2022, respectively, which is included in notes payable, net, in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of 10%. The Company recognized interest expense on the affiliate note in the amount of $382,000 and $225,000 for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized interest expense on the affiliate balance in the amount of $790,000 and $356,000, respectively which is included in interest expense in the accompanying consolidated statements of operations.

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

The maturity date of the promissory note, as amended, is June 30, 2024. This note receivable had an outstanding balance of $1,726,000 as of both June 30, 2023 and December 31, 2022, respectively, which is included in notes receivable – related party in the accompanying consolidated balance sheets. For the period ended December 31, 2022, the Company wrote off $1,022,000 of interest receivable and will cease to recognize interest income in future periods. For the three months ended June 30, 2023 and 2022, the Company recognized interest income on this affiliate note in the amounts of $0 and $43,000, respectively.

On April 6, 2023, the Company agreed to purchase all of the equity interests in Southern Star for approximately $3,000,000 in cash and 301,659 restricted stock units of the Company's Common Stock. Mark T. Torok, who previously served as CEO of the Company at the time of the acquisition, and Louis T. Fox III, CFO of the Company, were equity holders of Southern Star. On May 5, 2023, the Company completed the acquisition of Southern Star, which will operate as a subsidiary of the Operating Partnership alongside the Company’s current operations, utilizing its expertise in developing self storage assets within Delaware statutory trusts. Refer to Note 3 (Southern Star Acquisition).

As noted in Note 3 (Southern Star Acquisition), the Company acquired $7,050,000 of notes payable pertaining to self-storage property that was transferred to a Delaware statutory trust sponsored by Southern Star in May 2023, where neither Southern Star or the Company are the primary beneficiary. $2,115,000 of the notes payable balance was due to Haddock Investments, LLC, an affiliate of Gerald Haddock, who serves as an Independent Director of the Company. The amount was repaid in June 2023 by the Delaware statutory trust.

In accordance with the Company's governance policies, the transaction between Southern Star and Haddock Investments, LLC was approved by the Executive Committee. The transaction and its due diligence provided valuable self-storage insight, knowledge, and expertise to Mr. Haddock as the Company shifts its strategic focus and repositions its assets into self-storage. If required by the Executive Committee, Mr. Haddock will make no further investments of this nature with Southern Star.

As of June 30, 2023, Southern Star sponsors four Delaware statutory trusts (i) Southern Star Storage-Airports, DST ("Airports DST") (ii) Southern Star Storage-Montrose II, DST ("Montrose II DST") (iii) Southern Star Storage III-Carolinas, DST ("Carolinas III DST) and (iv) Southern Star Storage IV-Rockport DST ("Rockport IV DST").

VIEs are defined as entities with a level of invested equity that is not sufficient to fund future operations on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For identified VIEs, an assessment must be made to determine which party to the VIE, if any, has both the power to direct the activities of the VIE that most significantly impacts the performance of the VIE and the obligation to absorb losses or the right to receive benefits from the

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
VIE that could potentially be significant to the VIE. The Company is deemed to not have a variable interest in Hartman Retail I DST, Hartman Retail III DST, Ashford Bayou, Airports DST, Montrose II DST, Carolinas III DST, and Rockport IV DST.

The Company has determined, as a result of its analysis, it is not deemed to be the primary beneficiary of Hartman Retail II DST. Accordingly, the assets and liabilities and revenues and expenses of Hartman Retail II DST have not been included in the accompanying consolidated financial statements.

The Company is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $45,322,000 and $24,276,000 as of June 30, 2023 and December 31, 2022, respectively. Pursuant to these guaranty agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the agreements. The Company's expected liability, if any, under these arrangements is immaterial and the potential for the Company to be required to make payments under the guarantees is remote.

On March 29, 2021, Hartman Income REIT Property Holdings, LLC, a wholly owned subsidiary of Hartman XX Limited Partnership, was added, by means of a joinder agreement, to a master credit facility agreement where vREIT XXI is the guarantor. The Company’s Atrium II office property was added to the collateral security for the master credit facility agreement where the borrowing base of the facility increased by $1,625,000. On May 30, 2023, vREIT XXI completed the refinance of the master credit facility where HIRPH was a borrower via the joinder agreement. The Atrium II property is no longer included in the master credit facility and is unencumbered as of the closing of the refinance. HIRPH is no longer a borrower nor is it jointly and severally liable with the other loan parties for repayment of the loan.

vREIT XXI owns 1,198,228 shares of the Company's common stock, 60,178 Operating Partnership units, and a 2.47% ownership interest in Hartman SPE, LLC.

Note 14  — Stockholders’ Equity

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

Preferred Stock

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights, and privileges of such shares.  As of June 30, 2023 and December 31, 2022, respectively, the Company has 1,000 shares of convertible preferred stock issued and outstanding, 300 shares of which are owned by a wholly-owned subsidiary.

Common Stock Issuable Upon Conversion of Convertible Preferred Stock

The convertible preferred stock issued to the Advisor will convert to shares of the Company’s common stock if (1) the Company has made total distributions on then outstanding shares of the Company’s common stock equal to the issue price of those shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares or (2) the Company lists its common stock for trading on a national securities exchange if the sum of prior distributions on then outstanding shares of the Company’s common stock plus the aggregate market value of the Company’s common stock (based on the 30-day average) closing meets the same 6% performance threshold. In general, the convertible stock will convert into shares of common stock with a value equal to 15% of the excess of the Company’s enterprise value plus the aggregate value of

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
distributions paid to date on then outstanding shares of common stock over the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares.

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2023
1st Quarter	$—	$—
2nd Quarter	—	—
Total 2023	$—	$—

2022
4th Quarter	$—	$—
3rd Quarter	—	—
2nd Quarter	0.128	4,500
1st Quarter	0.112	3,958
Total 2022	$0.240	$8,458

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15 - Stock-based Compensation
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

On April 6, 2023, the Company adopted an incentive plan called the Silver Star Properties REIT, Inc. and Hartman XX Limited Partnership 2023 Incentive Award Plan (the "2023 Incentive Plan") that provides for the grant of incentive and non-qualified stock options and Appreciation-Only Long Term Incentive Plan Performance Units ("Performance Units"). Under the 2023 Incentive Plan, awards may be granted up to 4,422,748 shares of common stock.

Performance Units

Performance Units are a class of interests in the Operating Partnership that are intended to qualify as “profits interests” for federal income tax purposes and generally only allow the recipient to realize value to the extent the value of a common share of the Company exceeds the threshold level set at the time the Performance Units are granted, subject to any vesting conditions applicable to the award. The value of vested Performance Units is realized through conversion of the Performance Units into Operating Partnership units. Performance Units have a term of 10 years from the grant date. Each holder will generally receive special income allocations in respect of a Performance Unit equal to 10% (or such other percentage specified in the applicable award agreement) of the income allocated in respect of an Operating Partnership unit. The Performance Units issued under the 2023 Incentive Plan vest 1/3 of the grant per year. A participant may redeem the Performance Units after 3 years from the grant date and payable in cash within 90 days of the notice of redemption.

Below is a summary of Performance Unit activity for the six months ended June 30, 2023.

Units
Granted	4,422,748
Cancelled or expired	(1,263,642)
Outstanding at June 30, 2023	3,159,106

Performance Units outstanding and granted during the six months ended June 30, 2023 had a fair value of $928,000. The fair value of each Performance Unit granted is estimated on the date of grant using a combination of income and market approaches. We recorded $55,000 for the three months ended June 30, 2023 of stock-based compensation expense as a component of "general and administrative" expenses on consolidated statement of operations.

Hartman 401(k) Profit Sharing Plan

The Company sponsors a defined contribution pension plan, the Hartman 401(k) Profit Sharing Plan, covering substantially all of its full-time employees who are at least 21 years of age. Participants may annually contribute up to 100% of pretax annual compensation and any applicable catch-up contributions, as defined in the plan and subject to deferral limitations as set forth in Section 401(k) of the Internal Revenue Code. Participants may also contribute amounts representing distributions from other qualified benefit or defined contribution plans. The Company may make discretionary matching contributions. For the three months ended June 30, 2023 and 2022, the Company matched $99,000 and $99,000, respectively. The Company had a stock match liability to the plan of $2,006,000 and $1,808,000 as of June 30, 2023 and December 31, 2022, respectively.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 16 - Commitments and Contingencies

Litigation

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

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees.The Company had recognized the share of the judgment amount applicable to wholly owned properties of the Company, approximately $6,731,000, within the Company's consolidated statements of operations for fiscal year 2021. The Company has also recognized $370,000 of pre-judgment interest and attorney fees in 2021 and $304,000 of post-judgment interest in 2022. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. The Company has completed its assessment of tenants' applicable share and has collected and recognized $2,155,000 of tenant's share to date, $1,490,000 was recognized during the six months ended June 30, 2023.

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

Allen Hartman and Hartman vREIT XXI, Inc.

The Company's director and former Chief Executive Officer, Allen Hartman, along with another company that he leads as Executive Chairman and Chief Executive Officer, Hartman vREIT XXI, Inc., (the "Hartman Plaintiff's") has filed a lawsuit against the Company and several of its subsidiaries, alleging various causes of action. The lawsuit has not been served on the Company, although the Hartman Plaintiffs have filed "lis pendens" to encumber two of the Company's properties. The Company and its subsidiaries dispute each of the causes of action alleged by the Hartman Plaintiffs, as well as the Hartman Plaintiffs' account of facts, and intends to vigorously defend against same and to recover damages from the Hartman Plaintiffs related to their filing of the lawsuit, the "lis pendens," and false claims. Further, the Company intends to pursue numerous counterclaims against the Hartman Plaintiffs, including causes of action for breaches of fiduciary duty, fraud, tortious interference, and slander of title. The outcome of the lawsuit is subject to uncertainty and may take considerable time to resolve. Management does not believe that any of these causes of actions will impair the Company’s ability to reposition its assets or obtain its goal of listing on an established national exchange.

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

Financial Guarantees

As discussed in Note 13 (Related Party Transactions), the Company is a covenant guarantor for the secured mortgage indebtedness of affiliated entities in the total amount of $45,322,000 and $24,276,000 as of June 30, 2023 and December 31, 2022, respectively. Pursuant to these guaranty agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the agreements. The Company's expected liability, if any, under these arrangements is immaterial and the potential for the Company to be required to make payments under the guarantees is remote. Accordingly, no contingent liability is recorded in the Company's consolidated balance sheet for these arrangements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17 - Subsequent Events

On July 17, 2023, the Company completed the sale of its Harwin property for a sales price of $5,100,000. Proceeds from the sale were applied to the outstanding balance of the SASB Loan.

On July 19, 2023, the Company completed the sale of its Spring Valley property for a sales price of $5,625,000. Proceeds from the sale were applied to the outstanding balance of the SASB Loan.

On August 2, 2023, the Company sold its 10-acre land development located in Grand Prairie, Texas for a sales price of $1,800,000.

On August 3, 2023, the Company appointed Steven Treadwell as the Company’s Chief Executive Officer, effective as of August 21, 2023. In connection with Mr. Treadwell’s election as Chief Executive Officer, he executed a three-year employment agreement (the “Employment Agreement”) with the Company to serve as the Company’s Chief Executive Officer included as Exhibit 10.1 to the Company's Form 8-K filed August 8, 2023. Under the Employment Agreement, Mr. Treadwell will receive a base salary for the first annual period equal to $550,000 and thereafter any increase will be determined by the Executive Committee with input from the Company’s compensation consultant. He will also receive 250,000 Performance Units. Mr. Treadwell is eligible to receive additional grants of 300,000 Performance Units and 450,000 Performance Units on each of the first and second anniversaries of the effective date of the Employment Agreement.

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

Overview

Silver Star Properties REIT, Inc. (previously known as Hartman Short Term Income Properties XX, Inc.) is a Maryland corporation formed on February 5, 2009, to acquire and invest in income-producing commercial real estate properties, including office buildings, retail shopping centers and flex and industrial properties. We have previously made investments in real estate assets located in the United States, with a strategic focus on real estate properties located in Texas. On April 6, 2023, the Executive Committee of our board of directors approved a plan to reposition our assets into the self-storage asset class and away from office, retail, and light industrial assets (the "New Direction Plans"). We currently own substantially all of our assets and conduct our operations through Hartman XX Limited Partnership, a Texas limited partnership, which we refer to as our “operating partnership.” Our wholly-owned subsidiary, Hartman XX REIT GP LLC, is the sole general partner of our operating partnership. We elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2011. References in this Quarterly Report to “shares” and “our common stock” refer to the shares of our common stock.

As of June 30, 2023 we owned 41 income-producing commercial real estate properties comprising approximately 5.5 million square feet plus one pad site and one land development, all located in Texas.

On May 14, 2020, we completed: (i) the merger between us and Hartman Short Term Income Properties XIX, Inc.("Hartman XIX"), and (ii) the merger of us, our operating partnership, Hartman Income REIT, Inc. (“HIREIT”), and Hartman Income REIT Operating Partnership LP, (“HIREIT Operating Partnership”). The effective date of the mergers ("Mergers") was July 1, 2020.

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

On December 20, 2022, we amended our Articles of Amendment to change our name from “Hartman Short Term Income Properties XX, Inc.” to “Silver Star Properties REIT, Inc.”

Going Concern Considerations

We have a SPE Loan (the "SASB Loan") with outstanding principal of $250,386,000 as of June 30, 2023 which has a maturity date of October 9, 2023, which is within one year of the date that this Quarterly Report was available to be issued. We are on the third and final one year maturity date option under the SASB Loan. Management has determined that the our ability to continue as a going concern is dependent upon the our ability to refinance the SASB Loan prior to the maturity date.

On October 19, 2022, we received a notice from the loan servicer of the SASB Loan in connection with an event of default due to the noncompliance with the loan agreement's insurance requirements relating to a single property. The event of default was previously waived for the sole purpose of exercising the final one-year extension option to the SASB Loan term. The default triggers cash management provisions under the SASB Loan agreement, which was implemented in November 2022. Cash management implementation has restricted access to tenant receipts and limited the amount of cash available to meet our operating obligations. Refer to Note 10 (Notes Payable) to the consolidated financial statements in the Quarterly Report for additional information regarding the timing and priority of disbursements we receive from the cash management accounts and required excess cash flow reserves.

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

Investment Objectives and Strategy

We have invested in a diverse portfolio of real estate investments. As of June 30, 2023, we owned a total of 41 income-producing commercial properties, consisting of 29 office properties, 11 retail properties, and 1 industrial/flex property. Historically, we have relied on a value add acquisition and development strategy, focused specifically properties located in Texas, to realize growth in the value of our investments, grow net cash from operations, and pay regular cash distributions to our stockholders.

The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, the rising interest rate environment, and inflation have had a negative impact on us. Effective July 8, 2022, we suspended the payment of distributions and seek to preserve capital to secure our financial health on an ongoing basis.

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

As noted in Note 12 (Income Taxes) of the accompanying consolidated financial statements, the Company has incurred an estimated $6,185,000 of current tax expense due on undistributed net capital gains from property sales through the six months ended June 30, 2023.

Our Real Estate Portfolio

As of June 30, 2023, we owned 41 income-producing commercial properties listed below.

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Promenade	Dallas	176,585	79%	$1,600	$11.53	$11.60
Prestonwood Park	Dallas	105,783	84%	$1,931	$21.83	$21.87
Richardson Heights	Dallas	201,433	76%	$3,163	$20.60	$20.79
One Mason SC	Houston	75,183	88%	$1,025	$15.44	$15.56
Chelsea Square SC	Houston	70,275	66%	$556	$11.96	$12.02
Mission Center SC	Houston	112,971	90%	$978	$9.62	$9.70
Garden Oaks SC	Houston	106,858	96%	$1,757	$17.16	$17.19
Harwin	Houston	38,813	59%	$261	$11.46	$12.47
Fondren	Houston	93,196	92%	$948	$11.05	$11.20
Northeast Square SC	Houston	40,525	76%	$433	$14.09	$14.10
Walzem Plaza SC	San Antonio	182,713	71%	$1,565	$12.06	$12.10
Total - Retail		1,204,335	80%	$14,217	$14.71	$14.82
Office:
North Central Plaza	Dallas	198,374	63%	$1,864	$14.98	$15.07
Gateway Tower	Dallas	266,412	60%	$1,921	$12.02	$12.12
Bent Tree Green	Dallas	139,609	72%	$1,951	$19.44	$19.73
Parkway Plaza I&II	Dallas	136,506	53%	$937	$13.01	$13.15
Hillcrest	Dallas	203,688	77%	$2,114	$13.56	$13.60
Skymark	Dallas	115,700	84%	$1,598	$16.35	$16.41
Corporate Park Place	Dallas	113,429	78%	$1,105	$12.49	$12.95
Westway One	Dallas	165,982	82%	$2,588	$18.92	$19.34
Three Forest Plaza	Dallas	366,549	75%	$5,406	$19.65	$19.92
Spring Valley	Dallas	94,304	71%	$933	$13.87	$14.53
Tower Pavilion	Houston	87,589	91%	$791	$9.93	$9.94
The Preserve	Houston	218,689	88%	$2,532	$13.10	$13.09
Westheimer Central	Houston	182,506	71%	$1,506	$11.63	$11.63
11811 N Freeway	Houston	156,362	46%	$844	$11.75	$11.82
Atrium I	Houston	118,461	82%	$1,395	$14.28	$14.46
Atrium II	Houston	111,853	92%	$1,159	$11.16	$11.48
3100 Timmons	Houston	111,265	84%	$1,571	$16.79	$16.90
Cornerstone	Houston	71,008	65%	$546	$11.77	$11.70
Northchase	Houston	128,981	60%	$927	$11.97	$12.12
616 FM 1960	Houston	142,194	59%	$1,154	$13.68	$13.66
601 Sawyer	Houston	88,258	73%	$1,118	$17.35	$19.89
Gulf Plaza	Houston	120,651	85%	$2,057	$20.03	$20.46
Timbercreek Atrium	Houston	51,035	74%	$468	$12.35	$12.45
Copperfield	Houston	42,621	95%	$645	$15.86	$15.93
400 N. Belt	Houston	230,872	42%	$1,086	$11.32	$12.41
Ashford Crossing	Houston	158,451	90%	$2,016	$14.15	$14.24
Regency Square	Houston	64,063	87%	$495	$8.86	$8.88
Energy Plaza	San Antonio	180,119	89%	$3,302	$20.63	$20.30
One Technology Ctr	San Antonio	196,348	88%	$4,384	$25.31	$25.33
Total -office		4,261,879	71%	48,413	16.00	16.20

Industrial/Flex
Central Park	Dallas	73,099	91%	$528	$7.93	$7.95
Total -Industrial/Flex		73,099	91%	$528	$7.93	$7.95

Grand Total		5,539,313	75%	$63,158	$15.56	$15.74

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on May 26, 2023 in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to these policies during the six months ended June 30, 2023. See also Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2023 versus June 30, 2022.

As of June 30, 2023 and 2022, respectively, the Company owned 41 and 44 income-producing commercial properties comprising approximately 5.5 million square feet and 6.8 million square feet, respectively, plus one pad sites. As of June 30, 2023 and 2022, the Company owned one and two land developments, respectively. All properties are located in Texas. As of June 30, 2023 and 2022, respectively, the Company owned 14 and 15 properties located in Richardson, Arlington, Plano, and Dallas, Texas, 24 and 26 properties located in Houston, Texas and three properties located in San Antonio, Texas.

Revenues - The primary source of our revenue is rental revenues. For the three and six months ended June 30, 2023 and 2022, we had total revenues of $22,229,000 and $22,440,000, and $46,977,000 and $46,521,000, respectively. The decrease over the three month comparative period is primarily due decrease in management and advisory income. As of April 17, 2023, the Company no longer provides management and advisory services to Hartman vREIT XXI, Inc. and its affiliates. The decrease in management and advisory income is offset by sponsor fees of $262,000 generated by Southern Star.

Property operating expenses - Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees and property level administrative expenses including bad debt expense. For the three and six months ended June 30, 2023 and 2022, we had property operating expenses of $6,965,000 and $7,525,000 and $11,786,000 and $13,049,000, respectively. The decrease in property operating expenses is primarily due to an overall decrease in normal course property repairs and improvements as well as decrease in utility costs.

Real estate taxes and insurance - Real estate taxes and insurance for the three and six months ended June 30, 2023 and 2022 were $4,004,000 and $3,633,000 and $8,272,000 and $6,966,000, respectively. The increase in real estate taxes and insurance is attributable to increased premiums for commercial property insurance, driven by inflationary trends as well as volatile conditions in the commercial insurance market.
Depreciation and amortization - Depreciation and amortization for the three and six months ended June 30, 2023 and 2022 were $5,970,000 and $6,535,000, respectively and $11,690,000 and $13,052,000, respectively. The decrease is primarily related to assets classified as held for sale, where depreciation is not recognized, and impairment charges taken in the fourth quarter of 2022 which reduced the depreciable base of a number of our assets.

General and administrative expenses - General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. General and administrative expenses for the three and six months ended June 30, 2023 and 2022 were $3,004,000 and $3,280,000, and $6,094,000 and $6,503,000, respectively.

Interest expense - Interest expense for the three and six months ended June 30, 2023 and 2022, was $4,733,000 and $2,655,000 and $10,803,000 and $4,738,000, respectively. The increase is attributable to the impact of rising interest rates on our variable rate debt and increase in Notes Payable. The interest rate on our SASB Loan rose from 3.13% from June 2022 to 5.55% in June 2023, which includes the impact of our interest rate cap required under the loan.

Gain on sale of property - During the six months ended June 30, 2023, the sale of the Mitchelldale, Quitman, and Cooper Street properties to third parties resulted in gain on the sale of property of approximately $39,793,000.

Income tax expense - One property sales to date, we've elected to retain rather than distribute all or a portion of net capital gains and pay tax on the gains. As a result, we've incurred an estimated $6,185,000 of current tax expense due on undistributed net capital gains from property sales through the six months ended June 30, 2023. A significant portion of our net sales proceeds have been applied towards outstanding debt. $14,000,000 of proceeds from the sale of the Cooper Street property, which was unencumbered at the time of sale, are held in a qualified intermediary account pending the potential replacement property which may be acquired in a tax deferred 1031 like-kind exchange.

Net income (loss) - We generated net income (loss) of $2,258,000 and $(4,778,000) and $26,856,000 and $(4,561,000), respectively for the three and six months ended June 30, 2023 and 2022, respectively. The increase in net income is primarily attributable to the gain on sale of property mentioned above.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2023 and 2022, including a reconciliation of such non-GAAP financial performance measures to our net income, in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$2,258	$(4,778)	$26,856	$(4,561)
Gain on sale of property	(13,616)	—	(39,793)	—
Provision for income taxes	6,185	—	6,185	—
Loss on impairment	468	—	468	—
Depreciation and amortization of real estate assets	5,970	6,535	11,690	13,052
Funds from operations (FFO)	1,265	1,757	5,406	8,491
Organization and offering costs	1	14	1	23
Modified funds from operations (MFFO)	$1,266	$1,771	$5,407	$8,514

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through June 30, 2023, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Year ended December 31, 2011	$255	$242	$497
Year ended December 31, 2012	891	869	1,760
Year ended December 31, 2013	1,681	1,594	3,275
Year ended December 31, 2014	2,479	2,358	4,837
Year ended December 31, 2015	3,475	3,718	7,193
Year ended December 31, 2016	8,918	2,988	11,906
Year ended December 31, 2017	12,650	—	12,650
Year ended December 31, 2018	12,555	—	12,555
Year ended December 31, 2019	12,811	—	12,811
Year ended December 31, 2020	15,797	—	15,797
Year ended December 31, 2021	13,917	—	13,917
Year ended December 31, 2022	8,458	—	8,458
Quarter ended March 31, 2023	—	—	—
Quarter ended June 30, 2023	—	—	—
Total	$93,887	$11,769	$105,656
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

Distributions to non-controlling interests were $0 and $676,000 for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, distributions to non-controlling interests were $0 and $907,000, respectively.

For the six months ended June 30, 2023, we paid aggregate distributions of $0 in cash to common stockholders. During the same period, cash used in operating activities was $2,735,000 and our FFO was $5,406,000.

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

The event of default triggered cash management provisions under the loan agreement which have been in effect since November 2022. The action has restricted access to tenant receipts from the properties in the loan and disrupted both the timing and amount of free cash flow on hand. Tenant receipts on these properties are deposited into a cash management account controlled by the loan servicer. On the 9th day of each month, distributions from the cash management account are made in the following priority: (i) property tax escrow, (ii) scheduled debt service (iii) budgeted operating expenses for the month of the payment date occurs, (iv) capital expenditure reserve, and (v) tenant improvement and lease commission reserve. All remaining amounts are disbursed to an excess cash flow reserve account, also maintained by the loan servicer. As a result, our unrestricted cash and cash equivalents on hand is limited. The SASB cash management account held $3,262,000 and $3,817,000 as of June 30, 2023 and December 31, 2022, respectively. The excess cash flow reserve account held $5,137,000 and $223,000 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, three of our 41 income-producing properties are outside the SASB Loan and are not subject to the provisions above.

Our principal demands for funds are for real estate and real estate-related acquisitions, for the payment of operating expenses, for the payment of interest on our outstanding indebtedness, and for the payment of distributions. Effective July 8, 2022, we have suspended the payment of distributions. Generally, we expect to meet cash needs from our cash flow from operations. However, as we implement out previously announced New Direction Plans and navigate the ongoing challenges affecting the U.S. commercial real estate industry, cash generated from property sales has supplemented our operating cash shortfall.

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of June 30, 2023, our outstanding secured debt is $250,386,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Potential future sources of capital include proceeds from additional private or public offerings of our securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flows from Operating Activities

We have used $2,735,000 and $347,000 of cash from operating activities for the six months ended June 30, 2023 and 2022. The increase in cash used in operating activities is primarily due to the rise in interest costs of our variable rate debt and increased premiums for commercial property insurance. These are offset by decreases in property operating expenses and management expenses as we implement cost reduction measures to meet our debt service obligations and implement our previously announced New Direction Plans.

Cash Flows from Investing Activities

For the six months ended June 30, 2023 and 2022, net cash provided by (used in) investing activities was $69,744,000 versus $(8,159,000), respectively. The increase in cash provided by investing activities is mainly due to proceeds from the sale of property of $71,959,000. On January 31, 2023, we sold the 17 acre development site located in Fort Worth, Texas to a third party. Proceeds from the sale of the development site were approximately $4,317,000. On March 10, 2023, we sold the Mitchelldale property to a third party and generated sale proceeds of approximately $40,510,000. On April 6, 2023, we sold the Quitman property to a third party and generated sale proceeds of approximately $9,065,000. On June 29, 2023, we sold the Cooper Street property to a third party and generated sale proceeds of approximately $18,198,000.

Cash Flows from Financing Activities

For the six months ended June 30, 2023 and 2022, net cash (used in) provided by was $(47,763,000) and $4,131,000, respectively. The increase in cash used in financing activities is primarily due to repayments of term loans notes of $48,419,000 from property sales referenced above.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2023, our borrowings were not in excess of 300% of the value of our net assets.

As of June 30, 2023, we had notes payable totaling an aggregate principal amount of $265,922,000. For more information on our outstanding indebtedness, see Note 10 (Notes Payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company is a covenant guarantor for the secured mortgage indebtedness of affiliated parties in the total amount of $45,322,000 and $24,276,000 as of June 30, 2023 and December 31, 2022, respectively. See Note 16 (Commitments and Contingencies).

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

Related-Party Transactions and Agreements
We have entered into management and advisory agreements with our affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on May 26, 2023 and Note 13 (Related Party Transactions) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Refer to Note 17 (Subsequent Events) to the consolidated financial statements included in this Quarterly Report for a discussion of subsequent events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, have concluded because of material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2023 at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Company had recognized the share of the judgment amount applicable to wholly owned properties of the Company, approximately $6,731,000, within the Company's consolidated statements of operations for fiscal year 2021. The Company has also recognized $370,000 of pre-judgment interest and attorney fees in 2021 and $304,000 of post-judgment interest in 2022. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. The Company has completed its assessment of tenants' applicable share and has collected and recognized $2,155,000 of tenant's share to date, $1,490,000 was recognized in the first quarter of 2023.

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

The Property Manager continues to dispute the amount of litigation to Summer and has appealed the judgment, filing its Notice of Appeal on June 21, 2022. The outcome of the appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. Even if the Property Manager is ultimately successful in its appeal, it may take considerable time to resolve the matter.

Allen Hartman and Hartman vREIT XXI, Inc.

The Company's director and former Chief Executive Officer, Allen Hartman, along with another company that he leads as Executive Chairman and Chief Executive Officer, Hartman vREIT XXI, Inc., (the "Hartman Plaintiff's") has filed a lawsuit against the Company and several of its subsidiaries, alleging various causes of action. The lawsuit has not been served on the Company, although the Hartman Plaintiffs have filed "lis pendens" to encumber two of the Company's properties. The Company and its subsidiaries dispute each of the causes of action alleged by the Hartman Plaintiffs, as well as the Hartman Plaintiffs' account of facts, and intends to vigorously defend against same and to recover damages from the Hartman Plaintiffs related to their filing of the lawsuit, the "lis pendens," and false claims. Further, the Company intends to pursue numerous counterclaims against the Hartman Plaintiffs, including causes of action for breaches of fiduciary duty, fraud, tortious interference, and slander of title. The outcome of the lawsuit is subject to uncertainty and may take considerable time to resolve. Management does not believe that any of these causes of actions will impair the Company’s ability to reposition its assets or obtain its goal of listing on an established national exchange.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Refer to Note 10 (Notes Payable) to the financial statements included herein for a description of an occurrence of an event of default related to the SASB Loan.

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
10.1
Silver Star Properties REIT, Inc. and Hartman XX Limited Partnership 2023 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 10, 2023 (File No. 000-53912)).

10.2	Employment Agreement D. Wheeler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2023 (File No. 000-53912)).
10.3	Employment Agreement M. Racusin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 23, 2023 (File No. 000-53912)).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER STAR PROPERTIES REIT, INC.
Date: August 11, 2023
By: /s/ David Wheeler
David Wheeler,
Interim President
(Principal Executive Officer)

Date: August 11, 2023
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)