Form 10-Q
period 2023-09-30
SILVER STAR PROPERTIES REIT, INC
filed 2023-11-20
CIK 1446687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-41786
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

As of September 30, 2023 there were 34,894,496 shares of the Registrant’s common stock issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

SILVER STAR PROPERTIES REIT, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Real estate assets, at cost	$49,419	$580,602
Accumulated depreciation and amortization	(21,608)	(189,509)
Real estate assets, net	27,811	391,093

Cash and cash equivalents	1,318	334
Restricted cash	15,900	24,088
Accrued rent and accounts receivable, net	2,433	16,507
Note receivable - related party	—	1,726
Deferred leasing commission costs, net	1,604	9,826
Goodwill	4,151	250
Prepaid expenses and other assets	4,840	6,019
Real estate held for development	—	1,596
Real estate held for sale	1,593	25,963
Due from related parties	6,401	5,937
Investment in affiliate	178,072	201
Other intangible assets	917	—
Total assets	$245,040	$483,540

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$200	$297,692
Notes payable - related party	15,336	17,168
Due to related parties	4,828	4,223
Accounts payable and accrued expenses	20,018	46,670
Tenants' security deposits	444	6,143
Acquisition consideration payable	3,000	—
Total liabilities	43,826	371,896

Stockholders' equity:
Preferred stock, $0.001 par value, 200,000,000 convertible, non-voting shares authorized, 1,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 750,000,000 authorized, 34,894,496 shares and 34,894,496 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	35	35
Additional paid-in capital	297,645	296,152
Accumulated distributions and net loss	(110,561)	(204,080)
Total stockholders' equity	187,119	92,107
Noncontrolling interests in subsidiaries	14,095	19,537
Total equity	201,214	111,644
Total liabilities and equity	$245,040	$483,540
The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental revenues	$15,992	$22,467	$61,503	$66,953
Management and advisory income	1,245	1,014	2,711	3,049
Total revenues	17,237	23,481	64,214	70,002

Expenses
Property operating expenses	4,682	7,748	16,468	20,797
Organization and offering costs	4	6	5	29
Real estate taxes and insurance	3,237	3,589	11,509	10,555
Depreciation and amortization	4,474	6,856	16,164	19,908
Loss on impairment	—	—	468	—
Management and advisory expenses	1,578	2,911	6,196	9,749
Debt issuance costs write off	—	1,018	—	1,018
General and administrative	3,243	3,413	9,337	9,916
Interest expense	4,731	3,789	15,534	8,527
Notes receivable write off	1,726	—	1,726	—
Total expenses	23,675	29,330	77,407	80,499
Other income
Interest and dividend income	3	45	6	132
Gain on investment	519	—	519	—
Gain on deconsolidation of subsidiary	61,810	—	61,810	—
Gain on disposed property	5,465	—	45,258	—
Income (loss) before income taxes	61,359	(5,804)	94,400	(10,365)
Provision for income taxes	138	—	6,323	—
Net income (loss)	61,221	(5,804)	88,077	(10,365)
Net income (loss) attributable to noncontrolling interests	(7,922)	(64)	(5,442)	26
Net income (loss) attributable to common stockholders	$69,143	$(5,740)	$93,519	$(10,391)
Net income (loss) attributable to common stockholders per share, basic	$1.98	$(0.16)	$2.68	$(0.30)
Net income (loss) attributable to common stockholders per share, diluted	$1.96	$(0.16)	$2.66	$(0.30)
Weighted average number of common shares outstanding, basic	34,895	34,976	34,895	35,005
Weighted average number of common shares outstanding, diluted	35,197	34,976	35,197	35,005
The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at June 30, 2022	1	$—	34,976	$35	$296,153	$(172,483)	$123,705	$21,486	$145,191
Dividends and distributions (Cash)	—	—	—	—	—	—	—	(77)	(77)
Net loss	—	—	—	—	—	(5,740)	(5,740)	(64)	(5,804)
Balance at September 30, 2022	1	$—	34,976	$35	$296,153	$(178,223)	$117,965	$21,345	$139,310

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at June 30, 2023	1	$—	34,895	$35	$297,645	$(179,704)	$117,976	$22,017	$139,993
Net income (loss)	—	—	—	—	—	69,143	69,143	(7,922)	61,221
Balance at September 30, 2023	1	$—	34,895	$35	$297,645	$(110,561)	$187,119	$14,095	$201,214

The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2021	1	$—	35,111	$35	$297,335	$(162,355)	$135,015	$22,303	$157,318
Redemptions of common shares	—	—	(135)	—	(1,182)	—	(1,182)	—	(1,182)
Dividends and distributions(Cash)	—	—	—	—	—	(5,477)	(5,477)	(984)	(6,461)
Net (loss) income	—	—	—	—	—	(10,391)	(10,391)	26	(10,365)
Balance at September 30, 2022	1	$—	34,976	$35	$296,153	$(178,223)	$117,965	$21,345	$139,310

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Total Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2022	1	$—	34,895	$35	$296,152	$(204,080)	$92,107	$19,537	$111,644
Issuance of restricted common shares	—	—	—	—	1,493	—	1,493	—	1,493
Net income (loss)	—	—	—	—	—	93,519	93,519	(5,442)	88,077
Balance at September 30, 2023	1	$—	34,895	$35	$297,645	$(110,561)	$187,119	$14,095	$201,214

The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$88,077	$(10,365)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	317	298
Depreciation and amortization	16,164	19,908
Deferred loan and lease commission costs amortization	2,071	1,849
Deferred loan cost write-off	541	—
Bad debt expense	873	1,685
Straight-line rent	1,740	776
Impairment of real estate assets	468	—
Gain on disposed property	(45,258)	—
Gain on deconsolidation of subsidiary	(61,810)	—
Unrealized loss on derivative instruments	2,181	—
Note receivable, related party write-off	1,726	—
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	4,720	(2,470)
Deferred leasing commissions	(592)	(787)
Prepaid expenses and other assets	(2,179)	(2,802)
Accounts payable and accrued expenses	(3,235)	3,612
Due to/from related parties	(542)	(3,666)
Tenants' security deposits	(1,718)	332
Net cash provided by operating activities	3,544	8,370
Cash flows from investing activities:
Cash acquired from acquisition	319	—
Additions to real estate	(3,377)	(12,700)
Proceeds from sale of property, net	108,341	—
Deconsolidation of subsidiary cash and restricted cash	(31,954)	—
Net cash provided by (used in) investing activities	73,329	(12,700)
Cash flows from financing activities:
Distributions to common stockholders	—	(8,458)
Distributions to non-controlling interests	—	(967)
Repayments to affiliates	(1,832)	(2,417)
Borrowing from affiliate	—	15,313
Borrowings under insurance premium finance note	2,992	2,892
Repayment under insurance premium finance note	(1,616)	(1,973)
Repayments under term loan notes	(81,517)	(2,327)
Borrowings under term loan	—	2,645
Redemptions of common stock	—	(1,182)
Payment of deferred loan costs	(2,104)	(43)
Net cash (used in) provided by financing activities	(84,077)	3,484
Net change in cash and cash equivalents and restricted cash	(7,204)	(846)
Cash and cash equivalents and restricted cash, beginning of period	24,422	19,257
Cash and cash equivalents and restricted cash, end of period	$17,218	$18,411

Supplemental cash flow information:
Cash paid for interest	$13,467	$6,762
Supplemental disclosure of non-cash activities:
Increase in acquisition consideration payable	$3,000	$—
Decrease in interest payable from Hartman XXI settlement	$—	$795
Decrease in due from related parties from Hartman XXI settlement	$—	$2,535
Decrease in borrowing from affiliate from Hartman XXI settlement	$—	$1,740
The accompanying notes are an integral part of these consolidated financial statements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization and Business

Silver Star Properties REIT, Inc. (the “Company”), is a Maryland corporation formed on February 5, 2009. The Company elected to be treated as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2011. As used herein, the "Company," "we," "us," or "our" refer to Silver Star Properties REIT, Inc. and its consolidated subsidiaries and partnerships, including Hartman XX Limited Partnership ("Operating Partnership") and Hartman SPE LLC ("Hartman SPE"), except where context requires otherwise.

On September 13, 2023 (the "Petition Date"), Hartman SPE filed a voluntary petition under Chapter 11 of the United States Code (the "Bankruptcy Code") in the U.S. District Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 23-11452 (the "Chapter 11 Case"). Hartman SPE continues to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court. Hartman SPE is in the process of writing a plan of reorganization (the "Plan") which subject to approval by secured and unsecured creditors and the Bankruptcy Court, will set forth the actions to be taken to satisfy all obligations of the debtor and the timing with respect to the debtor's exit from the bankruptcy proceeding.

As a result of the voluntary bankruptcy filing on September 13, 2023, we no longer control the operations of Hartman SPE; therefore, we deconsolidated Hartman SPE effective with the bankruptcy filing and recorded our investment in Hartman SPE under the cost method. See Note 3 for further information. The Company expects to re-consolidate Hartman SPE effective the exit date set forth in the approved Plan,

Substantially all of our business is conducted through our subsidiaries, the Operating Partnership and Hartman SPE. Our wholly-owned subsidiary, Hartman XX REIT GP LLC, a Texas limited liability company, is the sole general partner of the Operating Partnership. Our wholly-owned subsidiary, Hartman SPE Management, LLC ("SPE Management") is the manager of Hartman SPE. Our single member interests in our limited liability company subsidiaries are owned by the Operating Partnership or its wholly owned subsidiaries. On May 5, 2023, the Company completed the acquisition of all equity interests of Southern Star Self-Storage Investment Company ("Southern Star").

Effective on December 20, 2022, Silver Star Properties REIT, Inc. (previously known as Hartman Short Term Income Properties XX, Inc.) amended its Articles of Amendment with the Maryland Secretary of State to change its name from “Hartman Short Term Income Properties XX, Inc.” to “Silver Star Properties REIT, Inc.”

As of September 30, 2023 and 2022, respectively, the Company owned 3 and 44 income-producing commercial properties comprising approximately 0.5 million square feet and 6.8 million square feet, respectively, one pad site, and a 92.68% effective ownership interest in Hartman SPE. Additionally, as of September 30, 2023 and 2022, the Company owned zero and two land developments, respectively. Hartman SPE owned 35 income-producing commercial properties comprising of 4.8 million square feet as of as of September 30, 2023. Refer to Note 3 (Hartman SPE Bankruptcy and Deconsolidation) for additional information regarding the deconsolidation of Hartman SPE effective September 13, 2023. All properties are located in Texas.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2022 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of September 30, 2023 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2023, and the results of consolidated operations for the three and nine months ended September 30, 2023 and 2022, consolidated statements of equity for the three and nine months ended September 30, 2023 and 2022, and consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022. The results of the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

As further described in Note 3 below, the accounts of Hartman SPE have been deconsolidated effective September 13, 2023.

Going Concern Evaluation

Pursuant to ASC 205-40, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. As further described in Note 3, Hartman SPE filed a voluntary petition under Chapter 11 of the Bankruptcy Code. Hartman SPE is currently operating as a debtor-in-possession. Control of Hartman SPE is now under the authority of the Bankruptcy Court.

The Company's primary source of cash flow are from the operations of Hartman SPE and its properties. We continue to manage the day-to-day operations of Hartman SPE and collect management fees pursuant to our management agreement. The Company's ability to continue as a going concern is dependent upon the emergence of Hartman SPE from the Chapter 11 bankruptcy proceeding. These matters and the risk and uncertainties associated with the bankruptcy proceedings, raise substantial doubt about our ability to continue as a going concern. We believe that Hartman SPE will successfully emerge from the Chapter 11 bankruptcy proceedings pursuant to a Plan. However, no assurances can be given we will meet our objective by a specified date.

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

Cash and Cash Equivalents

Cash and cash equivalents on the accompanying consolidated balance sheets include all cash and liquid investments with maturities of three months or less. Cash and cash equivalents as of September 30, 2023 and December 31, 2022 consisted of demand deposits at commercial banks. We maintain accounts which may from time to time exceed federally insured limits. We have not experienced any losses in these accounts and believe that the Company is not exposed to any significant credit risk and regularly monitors the financial stability of these financial institutions.

Restricted Cash

Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service reserves, as required by certain of our mortgage debt agreements. As of September 30, 2023 and December 31, 2022, the Company had a restricted cash balance of $15,900,000 and $24,088,000, respectively.
Restricted cash as of September 30, 2023 includes $14,000,000 of proceeds from the sale of the Cooper Street property which are held in a qualified intermediary account pending the potential replacement property which may be acquired in a 1031 like-kind exchange.
The following provides a reconciliation of cash, cash equivalents, and restricted cash as of September 30, 2023 and December 31, 2022 to the corresponding consolidated statement of cash flows, in thousands:

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,318	$334
Restricted cash	15,900	24,088
Total cash, cash equivalents, and restricted cash shown in consolidated statements of cash flows	$17,218	$24,422

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accrued rent and accounts receivable, notes payable, accounts payable and accrued expenses and balances due to/due from related parties, related party notes receivable, and derivatives. With the exception of derivative financial instruments and notes payable, the Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. Disclosure about the fair value of financial instruments is based on relevant information available as of September 30, 2023 and December 31, 2022.

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

With respect to Hartman SPE (see Note 3 regarding deconsolidation), as a result of the bankruptcy petition, our financial interest is not controlling and our influence is not significant while the former consolidated subsidiary is under the authority of the bankruptcy court. Accordingly we have accounted for our investment in Hartman SPE using the cost method for the period from September 14, 2023 to September 30, 2023 and as of September 30, 2023.

Management continually analyzes and assesses reconsideration events, including changes in the factors mentioned above, to determine if the method of accounting applied remains appropriate.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of inaccurate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of the Company’s real estate and related intangible assets and net income (loss).

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

Recurring fair value measurements:

The carrying values of cash and cash equivalents, restricted cash, accrued rent and accounts receivable, other assets and accounts payable and accrued expenses are reasonable estimates of fair values because of the short maturities of these instruments. For our disclosure of debt instrument fair value in Note 11, we use a discounted cash flow analysis based on borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments (categorized within Level 2 of the fair value hierarchy). For our disclosure of interest rate cap derivative fair value, refer to Note 8 (Derivative Financial Instruments). Fair value determination of the interest rate cap derivative is based on Level 2 inputs. For our disclosure of fair value of certain equity-based awards (categorized within Level 3 of the fair value hierarchy), refer to Note 16 (Stock-based Compensation).

Nonrecurring fair value measurements:

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

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Upon the deconsolidation of Hartman SPE, the original cost of the investment was valued based upon an estimation of fair value of the assets and liabilities of Hartman SPE. Estimated fair values of Hartman SPE's real estate assets were determined using contracted sales prices and appraisals, where available, as well as discounted cash flow models (categorized within Level 3 of the fair value hierarchy).

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

A REIT may elect to retain rather than distribute all or a portion of net capital gains and pay tax on the gains. Through the implementation and execution of the previously-announced plan to reposition the Company’s assets into the self-storage asset class (the “New Direction Plans"), the Company has sold properties and incurred net capital gains which it used to reduce debt and does not anticipate distributing such gains to stockholders. The Company has incurred an estimated $138,000 and $6,323,000 of current tax expense due on undistributed net capital gains from property sales during the three and nine months ended September 30, 2023, respectively.

For the three months ended September 30, 2023 and 2022, the Company incurred net income (loss) of $61,221,000 and $(5,804,000), respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred net income (loss) of $88,077,000 and $(10,365,000), respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Concentration of Risk

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocation of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders. The product type concentration in office space, which accounts for approximately 76% of our base rental revenue for the three months ended September 30, 2023, is susceptible to any negative trends in the future demand for office space.

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

For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU 2020-04) through December 31, 2022, the Company did not have any contract modifications impacting current reference rates. The Company's SASB Loan and derivative instrument used LIBOR as its reference rate. The optional expedients for hedging relationships described in ASU 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instrument as a hedge.

Reclassification

Certain items on the comparative consolidated balance sheets have been reclassified to conform to the presentation adopted in the current period. Related party balances have been reclassified to present on a gross basis due from or due to individual counterparties.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Hartman SPE Bankruptcy and Deconsolidation

As a result of Hartman SPE's Chapter 11 bankruptcy filing on September 13, 2023, we have ceded authority to the Bankruptcy Court and we carry out Hartman SPE activities in the ordinary course of business pursuant to Bankruptcy Court approval.

Hartman SPE entered into the Chapter 11 Case in order to implement the New Direction Plans. Due to the lawsuit and related legal proceedings described in Note 17 - Commitments and Contingencies - Allen Hartman and Hartman vREIT XXI, Inc. resulting in a wrongful cloud on title on Hartman SPE real estate assets, Hartman SPE has been hindered in its ability to sell real estate assets in order to pay down and refinance its senior secured Single Asset Single-Borrower Loan ("SASB Loan") prior to the SASB Loan's October 9, 2023 maturity date.

We continue to manage the day-to-day operations of Hartman SPE, but we no longer have sole discretion to make material decisions, such as significant capital or operating budgetary changes or decisions and purchase or sell properties, without the review and approval of the Bankruptcy Court. Therefore, we deconsolidated Hartman SPE effective with the Petition Date and in accordance with GAAP. As further described in Note 18 - Subsequent Events, the Bankruptcy Court has approved three property sales where were arranged prior to the Petition Date.

In order to deconsolidate Hartman SPE, the carrying values of the assets and liabilities of Hartman SPE were removed from our unaudited consolidated balance sheet as of September 13, 2023. We recorded a gain on deconsolidation of $61,810,000 on September 13, 2023 as a result of the deconsolidation of Hartman SPE which is included in "Gain on deconsolidation of subsidiary" on the consolidated statement of operations for the nine month ended September 30, 2023. The recorded gain was measured as the excess of the estimated fair value of the investment in Hartman SPE retained over the net assets of Hartman SPE as of September 13, 2023. The recorded gain is net of a $(9,751,000) net (loss) attributable to non-controlling interest on the deconsolidation of the net assets of Hartman SPE.

The investment of Hartman SPE was measured at cost minus any impairment in accordance with the measurement alternative outlined in ASC 321—Investments—Equity Securities.

While Hartman SPE remains in bankruptcy, we accounted for the retained 92.68% effective ownership interest in Hartman SPE at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. We do not continue to exert significant influence over Hartman SPE while it is under the control of the Bankruptcy Court and Hartman SPE does not have a readily determinable fair value. We recorded an investment of $177,871,000 as of September 13, 2023, which is presented under "Investment in affiliate" on the unaudited consolidated balance sheet as of September 30, 2023. In addition, at of the Petition Date, Hartman SPE represented total assets of $365,014,000, and total liabilities of $250,168,000 with secured debt of $217,288,000.

Upon the deconsolidation of Hartman SPE, the original cost of the investment was valued based upon an estimation of fair value of the assets and liabilities of Hartman SPE. Estimated fair values of Hartman SPE's real estate assets were determined using contracted sales prices and appraisals, where available, as well as discounted cash flow models.

The following presents summarized financial information for Hartman SPE for the period ending September 30, 2023, in thousands.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2023
Real estate assets, net	$314,590
Other assets	47,032
Total assets	$361,622

Secured debt	$217,288
Other liabilities	32,374
Total liabilities	$249,662

September 14, 2023 - September 30, 2023
Revenue	$3,008
Expenses	(4,222)
Net loss	$(1,214)

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Southern Star Acquisition

On May 5, 2023, the Company completed the acquisition of all equity interests in Southern Star for $3,000,000 in cash and 301,659 restricted stock shares of the Company's common stock with an estimated fair value of $4.95 per share. The restricted stock shares vest over a three year period. Aggregate purchase price consideration for Southern Star totals $4,493,000. Under the terms of the transaction, the cash portion of the purchase price is to be paid when the Company is in a reasonable position to fund it subject to the authorization and approval of the Executive Committee. Southern Star is a real estate company that specializes in the sponsorship and management of Delaware Statutory Trust investments in self-storage properties. After consideration of all applicable factors pursuant to the business combination accounting rules under ASC 805, Business Combinations ("ASC 805"), we have concluded that the Southern Star acquisition qualifies as a business combination under GAAP.

For the nine months ended September 30, 2023, we incurred acquisition costs of $66,000 which are recorded in general and administrative expense. We included the operating results of Southern Star in our consolidated results from operations, effective May 5, 2023.

The following table illustrates the fair value of assets and liabilities of Southern Star acquired, in thousands:

Assets
Real estate assets	$7,061
Cash and cash equivalents	319
Prepaid expenses and other assets	109
Other intangible assets	1,065
Goodwill	3,901
Total Assets	$12,455

Liabilities
Account payable and accrued expenses	$25
Due to related parties	687
Notes payable	7,250
Total Liabilities	$7,962

Net identifiable assets acquired	4,493

Total consideration transferred	4,493

The fair value of all assets and liabilities presented above is management's best estimate and is subject to change during the measurement period due to management's receiving the final valuations performed by a third party.

The purchase price allocation was based on the Company’s assessment of the fair value of the acquired assets and liabilities assumed, as summarized below.

Real estate assets - Real estate assets consists of a single self-storage property Southern Star acquired on March 1, 2023, just prior to the Company's purchase of Southern Star. The property was transferred to a Delaware statutory trust sponsored by Southern Star in May 2023, where neither Southern Star nor the Company are the primary beneficiary. The fair value of the property is based on the March 1, 2023 purchase price.

Cash and cash equivalents and prepaid expenses and other assets – recorded at cost basis which approximates fair value.

Other intangible assets - consists of non-compete agreements valued under the income approach, specifically the with and without method, and are subject to amortization.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill - In connection with the Southern Star acquisition, we recorded goodwill of $3,901,000 as a result of the consideration exceeding the fair value of the net identifiable assets acquired. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. We do not expect that the goodwill will be deductible for tax purposes.

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

Note 5 —  Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	September 30, 2023	December 31, 2022
Land	$8,797	$132,533
Buildings and improvements	33,145	352,060
In-place lease value intangible	7,477	96,009
	49,419	580,602
Less: accumulated depreciation and amortization	(21,608)	(189,509)
Total real estate assets	$27,811	$391,093

Depreciation expense for the three months ended September 30, 2023 and 2022 was $3,488,000 and $5,063,000, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $12,644,000 and $14,519,000, respectively. Amortization expense of in-place lease value intangible was $986,000 and $1,793,000 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense of in-place lease value intangible for the nine months ended September 30, 2023 and 2022 was $3,520,000 and $5,389,000, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	September 30, 2023	December 31, 2022
In-place lease value intangible	$7,477	$96,009
In-place leases – accumulated amortization	(7,034)	(89,926)
Acquired lease intangible assets, net	$443	$6,083

Real Estate Held for Sale

The Company's real estate held for sale consists of one pad site development.

Impairment of Real Estate Assets

On August 2, 2023, the Company sold its 10-acre land development located in Grand Prairie, Texas for net proceeds of $1,700,000. Because the carrying value of the development site exceeded the net sale proceeds (including selling costs), the Company recorded a $468,000 impairment charge for the nine months ended September 30, 2023.

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

On March 10, 2023, we sold the Mitchelldale property to a third party. Net proceeds from the sale were approximately $40,386,000 and we recognized a gain on the sale of property of approximately $26,055,000 for the nine months ended September 30, 2023.

On April 6, 2023, we sold the Quitman property to a third party. Net proceeds from the sale were approximately $8,797,000 and we recognized a gain on the sale of property of approximately $2,534,000 for the nine months ended September 30, 2023.

On June 29, 2023, we sold the Cooper Street property to a third party. Net proceeds from the sale were approximately were $17,853,000 and we recognized a gain on the sale of property of approximately $10,469,000 for the nine months ended September 30, 2023.

On July 17, 2023, we sold the Harwin property to a third party. Net proceeds from the sale were approximately $4,930,000 and we recognized a gain on the sale of property of approximately $505,000 for the three and nine months ended September 30, 2023.

On July 19, 2023, we sold the Spring Valley property to a third party. Net proceeds from the sale were approximately $5,358,000 and we recognized a gain on the sale of property of approximately $482,000 for the three and nine months ended September 30, 2023.

On August 2, 2023, we sold the 10-acre land development located in Grand Prairie, Texas to a third party. Net proceeds from the sale of the land development were approximately $1,700,000 and no gain or loss was recognized on the sale as the property was impaired as an asset held for sale and recognized at fair value less cost to sell as of June 30, 2023.

On September 7, 2023, we sold the Prestonwood property to a third party. Net proceeds from the sale were approximately $24,972,000 and we recognized a gain on the sale of property of approximately $5,291,000 for the three and nine months ended September 30, 2023.

Note 6 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	September 30, 2023	December 31, 2022
Tenant receivables	$1,716	$11,617
Accrued rent	2,192	11,118
Allowance for uncollectible accounts	(1,475)	(6,228)
Accrued rents and accounts receivable, net	$2,433	$16,507

As of September 30, 2023 and December 31, 2022, the Company had an allowance for uncollectible accounts of $1,475,000 and $6,228,000, respectively. For the three months ended September 30, 2023 and 2022, the Company recorded bad debt expense in the amount of $0 and $924,000, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness. For the nine months ended September 30, 2023 and 2022, the Company recorded bad debt expense in the amount of $873,000 and $1,685,000, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Deferred Leasing Commission Costs, net

Costs which have been deferred consist of the following, in thousands:

	September 30, 2023	December 31, 2022
Deferred leasing commissions costs	$3,571	$21,244
Less: accumulated amortization	(1,967)	(11,418)
Deferred leasing commission costs, net	$1,604	$9,826

Note 8 — Derivative Financial Instruments

On October 5, 2022, the Company entered into an interest rate cap agreement with respect to the $259 million SASB Loan through the maturity date of October 9, 2023. The agreement capped the underlying one-month LIBOR rate at 3.75%. The Company has elected not to apply hedge accounting and the change in fair value of the interest rate cap is recognized as a component of interest expense on the accompanying consolidated statements of operations. Effective July 1, 2023, the SASB Loan transitioned to one-month CME Term Secured Overnight Financing Rate ("SOFR") as LIBOR ceased publication on June 30, 2023

The counterparty under the interest rate cap is a major financial institution. The Company paid a premium of $2,254,000 for the interest rate cap. The interest rate cap pertained to the SASB Loan and was purchased by Hartman SPE. Due to the deconsolidation of Hartman SPE, the unaudited consolidated balance sheet excludes the assets and liabilities of Hartman SPE as of September 30, 2023. The Company recognized $2,253,000 of interest income from paid and accrued counterparty payments and $2,181,000 of loss from the change in fair value of the interest rate cap during the nine months ended September 30, 2023. These amounts are recorded as a component of interest expense on the accompanying consolidated statements of operations.

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

Note 9 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable leases in existence at September 30, 2023 is as follows, in thousands:

September 30,	Minimum Future Rents
2023	$5,923
2024	4,737
2025	3,515
2026	2,864
2027	1,679
Thereafter	3,748
Total	$22,466

Note 10 — Goodwill and Other Intangible Assets

In connection with the Southern Star acquisition, we recorded goodwill of approximately $3,901,000. During the three and nine months ended September 30, 2023 and 2022, we did not record any impairments to goodwill.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other intangible assets consisted of the following, in thousands.

	September 30, 2023			December 31, 2022
	Intangible Assets	Accumulated Amortization	Intangible Assets, Net	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Non-compete agreements	$1,065	$(148)	$917	$—	$—	$—
Total intangible assets subject to amortization	$1,065	$(148)	$917	$—	$—	$—

The non-compete agreements above were acquired in the Southern Star acquisition referenced in Note 4 (Southern Star Acquisition) and are amortized over a three year period and recognized in "depreciation and amortization" on the consolidated statements of operations. During the three months ended September 30, 2023 and 2022, we recorded $89,000 and $0 of amortization expense. During the nine months ended September 30, 2023 and 2022 we recorded $148,000 and $0 of amortization expense.

Note 11 — Notes Payable

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
On March 10, 2023, the Company completed the sale of its Mitchelldale property for a sale price of $40,510,000. Proceeds from the sale retired the four, cross collateralized term loans referenced above. The outstanding balance of the four loans was $0 and $39,324,000 as of September 30, 2023 and December 31, 2022, respectively.

The outstanding principal of the SASB Loan bears interest at the one-month LIBOR rate plus 1.8%. The SASB Loan is subject to an interest rate cap arrangement which caps LIBOR at 3.75% during the initial term and any extensions of the SASB Loan. Effective July 1, 2023, the SASB Loan transitioned to one-month CME Term Secured Overnight Financing Rate ("SOFR") as LIBOR ceased publication on June 30, 2023.

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

On October 19, 2022, the SASB Loan Borrower received a notice from the loan servicer of the SASB Loan in connection with an event of default due to the noncompliance with the loan agreement's insurance requirements relating to a single property. The event of default was previously waived for the sole purpose of exercising the option to extend the SASB Loan term. The event of default triggered cash management provisions under the SASB Loan agreement, which was implemented in November 2022. On April 6, 2023, the SASB Loan Borrower sold the single property responsible for the default, the Quitman property. To secure approval of the SASB Loan lender for the sale of the Quitman property, the SASB Loan Borrower agreed to continue the cash management provisions under the SASB Loan agreement until certain provisions are met. Cash management requires tenant receipts of the SASB Loan Borrower be deposited into a cash management account controlled by the loan servicer. On the 9th day of each month, distributions from the cash management account are made in the following priority: (i) property tax escrow, (ii) scheduled debt service (iii) budgeted operating expenses for the month of the payment date occurs, (iv) capital expenditure reserve, and (v) tenant improvement and lease commission reserve. All remaining amounts are

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
disbursed to an excess cash flow reserve account, also maintained by the loan servicer. The SASB cash management account held $3,817,000 as of December 31, 2022. The excess cash flow reserve account $223,000 as of December 31, 2022. Both the cash management and excess cash flow reserve accounts are recorded in restricted cash on the consolidated balance sheet as of December 31, 2022.

The commencement of the Hartman SPE Chapter 11 case constituted an event of default under the SASB Loan, which had a final maturity date of October 9, 2023. Any efforts to enforce payment obligations under the SASB Loan are automatically stayed as a result of the filing of the Chapter 11 case, and the creditors’ rights of enforcement in respect of the SASB Loan are subject to the applicable provisions of the Bankruptcy Code. Following the deconsolidation of Hartman SPE on the Petition Date, all remaining debt on the consolidated balance sheet as of September 30, 2023 pertains to the unsecured promissory note payable to Hartman vREIT XXI, Inc. and Southern Star's debt.

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

The following is a summary of the Company’s notes payable, in thousands:

Property/Facility	Payment	Maturity Date	Rate	September 30, 2023	December 31, 2022
Richardson Heights	P&I	July 1, 2041	4.61%	$—	$15,556
Cooper Street	P&I	July 1, 2041	4.61%	—	6,764
Bent Tree Green	P&I	July 1, 2041	4.61%	—	6,764
Mitchelldale	P&I	July 1, 2041	4.61%	—	10,240
Hartman SPE LLC (1)	IO	October 9, 2023	5.55%	—	259,000
Hartman XXI	IO	October 31, 2022	10.00%	15,336	17,168
Fort Worth - EWB	P&I	February 25, 2023	8.50%	—	480
Southern Star	IO	December 31, 2023	10.00%	200	—
				15,536	315,972
Less: unamortized deferred loan costs				(2,104)	(1,112)
				$13,432	$314,860
(1)    On October 9, 2022, the Company executed the third and final one-year maturity date extension to October 9, 2023. Due to the deconsolidation of Hartman SPE, all amounts presented in the consolidated balance sheets exclude the assets and liabilities of Hartman SPE as of September 30, 2023.

The Company's loan costs are amortized using the straight-line method over the terms of the loans, which approximates the interest method. Costs which have been deferred consist of the following, in thousands:

	September 30, 2023	December 31, 2022
Deferred loan costs	$2,104	$5,471
Less: deferred loan cost accumulated amortization	—	(4,359)
Total cost, net of accumulated amortization	$2,104	$1,112
Interest expense incurred for the three months ended September 30, 2023 and 2022 was $4,731,000 and $3,789,000, respectively, which includes amortization expense of deferred loan costs. Interest expense incurred for the nine months ended September 30, 2023 and 2022 was $15,534,000 and $8,527,000, respectively, which included amortization expense of deferred loan costs. Interest expense also includes $541,000 of write off of deferred loan costs for the nine months ended September 30, 2023 due to the pay off of the insurance company loan mentioned above. Interest expense of $1,614,000 and $1,117,000 was payable as of September 30, 2023 and December 31, 2022, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Deferred loan costs as of September 30, 2023 represent upfront deposits paid by the Company in connection to ongoing refinancing efforts. As the refinance has not originated and these upfront deposits exceed the notes payable, net balance,

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
deferred loan costs as of September 30, 2023 are presented in prepaid expenses and other assets on the accompanying consolidated balance sheets.

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

Fair Value of Debt

The fair value of the Company’s fixed rate notes payable, variable rate notes payable and secured revolving credit facilities aggregates to $15,536,000 and $308,286,000 as compared to book value of $15,536,000 and $315,972,000 as of September 30, 2023 and December 31, 2022, respectively. The fair value of our debt instruments is estimated on a Level 2 basis, as provided by ASC 820, using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities, discounting the future contractual interest and principal payments. Disclosure about the fair value of notes payable is based on relevant information available as of September 30, 2023 and December 31, 2022.

Note 12 — Income Per Share

Basic income per share is computed using net income attributable to common stockholders and the weighted average number of common shares outstanding. Diluted weighted average shares outstanding reflect unvested restricted shares of common stock. Only those items that have a dilutive impact on basic earnings per share are included in the diluted earnings per share.

The following table sets forth the computation of our basic and diluted earnings per share of common stock for three and nine months ended September 30, 2023 and 2022, in thousands except per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common stockholders	$69,143	$(5,740)	$93,519	$(10,391)
Denominator:
Weighted average number of common shares outstanding, basic	34,895	34,976	34,895	35,005
Dilutive effect of restricted common shares	302	—	302	—
Weighted average number of common shares outstanding, dilutive	35,197	34,976	35,197	35,005
Basic and diluted income per common share:
Net income attributable to common stockholders per share, basic	$1.98	$(0.16)	$2.68	$(0.30)
Net income attributable to common stockholders per share, dilutive	$1.96	$(0.16)	$2.66	$(0.30)

Note 13 — Income Taxes

A REIT may elect to retain rather than distribute all or a portion of net capital gains and pay tax on the gains. Through the implementation and execution of the New Direction Plans, the Company has sold properties and incurred net capital gains which it does not anticipate distributing to stockholders. The Company has incurred an estimated $138,000 and $6,323,000 of current tax expense due on undistributed net capital gains from property sales during the three and nine months ended September 30, 2023, respectively.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
With the exception of current tax expense on undistributed net capital gains mentioned above, federal income taxes are not provided for because we qualify as a REIT under the provisions of the Internal Revenue Code and because we have distributed and intend to continue to distribute all of our taxable income to our stockholders. Our stockholders include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our real estate investment trust taxable income to our stockholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. The Company’s federal income tax returns for the years ended December 31, 2019, 2020, and 2021 have not been examined by the Internal Revenue Service. The Company’s federal income tax return for the year ended December 31, 2020 may be examined on or before September 15, 2024.

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

Note 14 — Related Party Transactions

Hartman vREIT XXI, Inc.

Hartman Advisors LLC ("Advisor"), is a Texas limited liability company. Advisor is the sole member of Hartman vREIT XXI Advisor, LLC ("XXI Advisor"), which was the advisor for Hartman vREIT XXI, Inc. ("vREIT XXI") through April 17, 2023. vREIT XXI paid acquisition fees and asset management fees to the Advisor in connection with the acquisition of properties and management of the Company. Through April 17, 2023, vREIT XXI paid property management and leasing commissions to the Property Manager in connection with the management and leasing of vREIT XXI's properties. Effective April 17, 2023, the Company is no longer providing management and advisory services to vREIT XXI and its affiliates.

During the fourth quarter of 2019, the Company borrowed under an unsecured promissory note payable to Hartman vREIT XXI, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10%. In addition to the balance due under this note, the Company received advances from vREIT XXI totaling $7,168,000 which were outstanding as of December 31, 2022 and which were not covered by the unsecured promissory note. The Company made principal payments of $1,832,000 during the nine months ended September 30, 2023. This note payable had an outstanding balance of $15,336,000 and $17,168,000 as of September 30, 2023 and December 31, 2022, respectively, which is included in notes payable, net, in the accompanying consolidated balance sheets. Interest has been accrued on the loan amount at an annual rate of 10%. The Company recognized interest expense on the affiliate note in the amount of $386,000 and $439,000 for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized interest expense on the affiliate balance in the amount of $1,176,000 and $795,000, respectively which is included in interest expense in the accompanying consolidated statements of operations.

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

Wind down of Hartman Retail II DST

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

On August 11, 2023, Hartman Retail II DST sold its only income-producing property to a third party. The Property Manager, as sponsor, has since begun the process of distributing proceeds from the sale to the beneficial owners and winding down the DST. As a result, the Company determined the outstanding principal of the promissory note from Hartman Retail II DST is not collectible and recorded a credit loss of $1,726,000 for the three months ended September 30, 2023. All related interest receivable was written off for the period ended December 31, 2022 and interest income ceased to be recognized in future periods.

The Property Manager, as sponsor, had a 5% ownership in Hartman Retail II DST and recognized $519,000 gain on investment representing its proportionate share of net proceeds from the property sale. The Property Manager, as sponsor, had an original cost basis of $0. Additionally, per the terms of the Hartman Retail II DST offering agreement, the sponsor is entitled to a 1.5% disposition fee if all beneficial owners received their original investment. As a result, the Company received a $268,500 disposition fee and recorded as management and advisory income on the unaudited consolidated statement of operations three months ended September 30, 2023.

Southern Star and Variable Interest Entities

On April 6, 2023, the Company agreed to purchase all of the equity interests in Southern Star for approximately $3,000,000 in cash and 301,659 restricted stock units of the Company's Common Stock. Mark T. Torok, who previously served as CEO of the Company at the time of the acquisition, and Louis T. Fox III, CFO of the Company, were equity holders of Southern Star. On May 5, 2023, the Company completed the acquisition of Southern Star, which will operate as a subsidiary of the Operating Partnership alongside the Company’s current operations, utilizing its expertise in developing self storage assets within Delaware statutory trusts. Refer to Note 4 (Southern Star Acquisition).

As noted in Note 4 (Southern Star Acquisition), the Company acquired $7,050,000 of notes payable pertaining to self-storage property that was transferred to a Delaware statutory trust sponsored by Southern Star in May 2023, where neither Southern Star or the Company are the primary beneficiary. $2,115,000 of the notes payable balance was due to Haddock Investments, LLC, an affiliate of Gerald Haddock, who serves as an Independent Director and the Executive Chairman of the Company. The amount was repaid in June 2023 by the Delaware statutory trust.

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

As of September 30, 2023, Southern Star sponsors four Delaware statutory trusts (i) Southern Star Storage-Airports, DST ("Airports DST") (ii) Southern Star Storage-Montrose II, DST ("Montrose II DST") (iii) Southern Star Storage III-Carolinas, DST ("Carolinas III DST) and (iv) Southern Star Storage IV-Rockport DST ("Rockport IV DST").

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

As of September 30, 2023, Southern Star had a total of $745,000 due to the Delaware statutory trusts it sponsors. The payable reflects amounts spent from the master tenant reserves of the Delaware statutory trusts for purposes other than costs and expenses pertaining to the Delaware statutory trust properties. These include dead deal and other operating costs of Southern Star.

The Company is a covenant guarantor for the secured mortgage indebtedness of each of the VIEs in the total amount of $37,426,000 and $24,276,000 as of September 30, 2023 and December 31, 2022, respectively. Pursuant to these guaranty agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the agreements. The Company's expected liability, if any, under these arrangements is immaterial and the potential for the Company to be required to make payments under the guarantees is remote.

Note 15  — Stockholders’ Equity

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

Preferred Stock

Under the Company’s articles of incorporation, the Company’s board of directors has the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such stock, the board of directors has the power to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights, and privileges of such shares.  As of September 30, 2023 and December 31, 2022, respectively, the Company has 1,000 shares of convertible preferred stock issued and outstanding, 300 shares of which are owned by a wholly-owned subsidiary.

The board of directors has reserved 175,547,615 shares of preferred stock designated as Series A Junior Participating Preferred Stock which may be issued in connection with a Rights Agreement (the "Rights Agreement"). On August 18, 2023, the board of directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock payable to stockholders of record on that date. The Rights will expire on August 17, 2024 unless earlier exercisable under the Rights Agreement. The Company has recorded a dividend in the amount of $35,109 with a corresponding offset to additional paid in capital.

As of September 30, 2023, no event has occurred which would give rise to an exercise of Rights under the Rights Agreement.

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

Distributions

The following table reflects the total distributions the Company has paid in cash (in thousands, except per share amounts) and the amount paid per common share, in each indicated quarter:

Quarter Paid	Distributions per Common Share	Total Distributions
2023
1st Quarter	$—	$—
2nd Quarter	—	—
3rd Quarter	—	—
Total 2023	$—	$—

2022
4th Quarter	$—	$—
3rd Quarter	—	—
2nd Quarter	0.128	4,500
1st Quarter	0.112	3,958
Total 2022	$0.240	$8,458

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 16 - Stock-based Compensation
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

On April 6, 2023, the Company adopted an incentive plan called the Silver Star Properties REIT, Inc. and Hartman XX Limited Partnership 2023 Incentive Award Plan (the "2023 Incentive Plan") that provides for the grant of incentive and non-qualified stock options and Appreciation-Only Long Term Incentive Plan Performance Units ("Performance Units"). On August 3, 2023, the Company adopted the First Amendment to the 2023 Incentive Plan to supplement the original plan to allow for Performance Unit grants to certain executive officers and modifies the required vesting period for new awards. The 2023 Incentive Plan, as amended, has a share limit up to 4,422,748 shares of common stock.

Performance Units

Performance Units are a class of interests in the Operating Partnership that are intended to qualify as “profits interests” for federal income tax purposes and generally only allow the recipient to realize value to the extent the value of a common share of the Company exceeds the threshold level set at the time the Performance Units are granted, subject to any vesting conditions applicable to the award. The value of vested Performance Units is realized through conversion of the Performance Units into Operating Partnership units. Performance Units have a term of 10 years from the grant date. Each holder will generally receive special income allocations in respect of a Performance Unit equal to 10% (or such other percentage specified in the applicable award agreement) of the income allocated in respect of an Operating Partnership unit. The Performance Units issued under the 2023 Incentive Plan, as amended, vest between 1 and 3 years. A participant may redeem the Performance Units after the vesting term and payable in cash within 90 days of the notice of redemption.

Below is a summary of Performance Unit activity for the nine months ended September 30, 2023.

Units
Granted at inception	4,422,748
Cancelled or expired	(1,263,642)
Grants since inception	315,000
Outstanding at September 30, 2023	3,474,106

Performance Units outstanding and granted during the nine months ended September 30, 2023 had a fair value of $730,000. The fair value of each Performance Unit granted is estimated on the date of grant using a combination of income and market approaches. We recorded $63,000 and $121,000 for the three and nine months ended September 30, 2023, respectively, of stock-based compensation expense as a component of "general and administrative" expenses on consolidated statement of operations.

Hartman 401(k) Profit Sharing Plan

The Company sponsors a defined contribution pension plan, the Hartman 401(k) Profit Sharing Plan, covering substantially all of its full-time employees who are at least 21 years of age. Participants may annually contribute up to 100% of pretax annual compensation and any applicable catch-up contributions, as defined in the plan and subject to deferral limitations as set forth in Section 401(k) of the Internal Revenue Code. Participants may also contribute amounts representing distributions from other qualified benefit or defined contribution plans. The Company may make discretionary matching contributions. For the three months ended September 30, 2023 and 2022, the Company matched $99,000 and $99,000, respectively. The Company had a stock match liability to the plan of $2,006,000 and $1,808,000 as of September 30, 2023 and December 31, 2022, respectively.

During the third quarter of 2023, the Company elected to cease discretionary matching contributions effective July 1, 2023.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 17 - Commitments and Contingencies

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

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees.The Company had recognized the share of the judgment amount applicable to wholly owned properties of the Company, approximately $6,731,000, within the Company's consolidated statements of operations for fiscal year 2021. The Company has also recognized $370,000 of pre-judgment interest and attorney fees in the fiscal year 2021 and $304,000 of post-judgment interest in the fiscal year 2022. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. The Company has completed its assessment of tenants' applicable share and has collected and recognized $2,155,000 of tenant's share to date, $1,490,000 was recognized during the nine months ended September 30, 2023.

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

Allen Hartman and Hartman vREIT XXI, Inc.

The Company's director and former Chief Executive Officer, Allen Hartman, along with another company that he leads as Executive Chairman and Chief Executive Officer, Hartman vREIT XXI, Inc., (the "Hartman Plaintiffs") filed a lawsuit against the Company and several of its subsidiaries, alleging various causes of action. Although the Hartman Plaintiffs have improperly filed "lis pendens" to encumber many of the Company's properties causing the Company substantial damages, the Hartman Plaintiffs have removed many of the "lis pendens" following the accrual by the Company of substantial damages. The Company and its subsidiaries dispute each of the causes of action alleged by the Hartman Plaintiffs, as well as the Hartman Plaintiffs' account of facts, and intends to vigorously defend against same and to recover damages from the Hartman Plaintiffs related to their filing of the lawsuit, the "lis pendens," and false claims. Further, the Company intends to pursue numerous counterclaims against the Hartman Plaintiffs, including causes of action for breaches of fiduciary duty, fraud, tortious interference, and slander of title. The outcome of the lawsuit is subject to uncertainty and may take considerable time to resolve. Management does not believe that any of these causes of actions will impair the Company’s ability to reposition its assets or obtain its goal of listing on an established national exchange.

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

Financial Guarantees

As discussed in Note 11 (Notes Payable) the Company is the sole guarantor of the SASB Loan in the current amount of $217,288,000 and in Note 14 (Related Party Transactions), the Company's is a covenant guarantor for the secured mortgage indebtedness of affiliated entities in the total amount of $37,426,000 and $24,276,000 as of September 30, 2023 and December 31, 2022, respectively. Pursuant to these guaranty agreements, the Company has guaranteed any losses or liabilities that the lenders may incur as a result of the occurrence of certain enumerated bad acts as defined in the agreements. The Company has also guaranteed the repayment of obligations and indebtedness due to the lenders upon the occurrence of certain enumerated events as defined in the agreements. The Company's expected liability, if any, under these arrangements is immaterial and the potential for the Company to be required to make payments under the guarantees is remote. Accordingly, no contingent liability is recorded in the Company's consolidated balance sheet for these arrangements.

SILVER STAR PROPERTIES REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 - Subsequent Events

Under the administration of the Bankruptcy Court, Hartman SPE completed the following property sales to third parties:

•On October 24, 2023, Fondren was sold for a sales price of $12,850,000.

•On October 24, 2023, One Mason was sold for a sales price of $13,500,000.

•On October 31, 2023, Walzem was sold for a sales price of $15,000,000.

Effective October 27, 2023, Steven B. Treadwell provided notice of his resignation as Chief Executive Officer of the Company. The Executive Committee of the Board of Directors of the Company appointed David Wheeler, current President, as Interim Chief Executive Officer. For additional information, see the Company's Current Report on Form 8-K filed with the SEC on November 2, 2023.

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

          Forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, the Plan (as defined below) or Hartman SPE's restructuring; risks related to disruption of management's attention from ongoing business operations due to the Chapter 11 Case (as defined below) or the restructuring; the effects of future litigation, including litigation relating the Chapter 11 Case or the restructuring; and the effects of future economic, competitive and market conditions and future business decisions. All such items are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements.

Other factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the availability and terms of capital, including the ability of Hartman SPE to obtain Bankruptcy Court approval to implement a Plan;
●	the risk that the Chapter 11 Case will result in changes in the Company's management team and the loss of other key employees;
●	the potential impact of the Chapter 11 Case and restructuring on relationships, including employees, vendors, tenants, and lenders;
●	the fact that we have had a net loss for each annual period since our inception;
●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
●	legislative or regulatory changes, including changes to laws governing REITs;
●	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate maturity date extensions, particularly with our SASB Loan, or other modifications to the terms of our existing financing arrangements to the extent necessary
●	construction costs that may exceed estimates or construction delays;
●	increases in interest rates;
●	availability of credit or significant disruption in the credit markets;
●	litigation risks, including without limitation the outcome of pending litigation related to the pricing of electricity provided to certain of our properties during the severe winter weather experienced in Texas
●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
●	inability to renew tenant leases or obtain new tenants upon the expiration of existing leases at our properties;
●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
●	our ability to generate sufficient cash flows to resume the payment of distributions to our stockholders;

●	the outcome of our pending legal appeal of a significant judgment against our Property Manager related to Winter Storm Uri (see Item 1. Legal Proceedings);
●	our ability to retain our executive officers and other key personnel; and
●	changes to generally accepted accounting principles, or GAAP.

          The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K (referred to herein as our Annual Report) for the year ended December 31, 2022.

The following discussion and analysis should be read in conjunction with the accompanying interim consolidated financial information.

Overview

We are a commercial real estate company which has previously invested in real estate assets including office buildings, retail shopping centers and flex and industrial properties with a strategic focus on real estate properties located in Texas.

On April 6, 2023, the Executive Committee of our board of directors approved a plan to reposition our assets into the self-storage asset class and away from office, retail, and light industrial assets (the "New Direction Plans"). We currently own substantially all of our assets and conduct our operations through Hartman XX Limited Partnership, a Texas limited partnership, which we refer to as our “operating partnership,” and our subsidiary Hartman SPE LLC ("Hartman SPE"), where we have a 92.68% effective ownership interest. Until September 13, 2023, our assets primarily consisted of Hartman SPE. Our wholly-owned subsidiary, Hartman XX REIT GP LLC, is the sole general partner of our operating partnership. We elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes beginning with the taxable year ended December 31, 2011. References in this Quarterly Report to “shares” and “our common stock” refer to the shares of our common stock.

Effective September 13, 2023 (the "Petition Date"), the Company deconsolidated Hartman SPE as a result of the filing of a voluntary petition under Chapter 11 of the United States Code (the "Bankruptcy Code") in the U.S. District Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 23-11452 ("Chapter 11 Case") by Hartman SPE. Accordingly, all amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results of the Company including Hartman SPE through September 13, 2023, but exclude the assets and liabilities of Hartman SPE as September 30, 2023 and the results of operations of Hartman SPE for the period September 14, 2023 through September 30, 2023.

Hartman SPE continues to operate as "debtor-in-possession" under the jurisdiction and authority of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. Hartman SPE is in the process of writing a plan of reorganization (the "Plan") which subject to approval by secured and unsecured creditors and the Bankruptcy Court, will set forth the actions to be taken to satisfy all obligations of the debtor and establish the timing of the debtor's exit from the bankruptcy proceeding.

Hartman SPE entered into the Chapter 11 Case in order to implement the New Direction Plans. Due to the lawsuit and related legal proceedings described in Item 1. - Legal Proceedings - Allen Hartman and Hartman vREIT XXI, Inc., Hartman SPE has been hindered in its ability to sell real estate assets in order to pay down and refinance its senior secured Single Asset Single-Borrower Loan ("SASB Loan") prior to the SASB Loan's October 9, 2023 maturity date. Hartman SPE has sold and will continue to sell certain assets of its real estate portfolio, repay the SASB Loan with proceeds of a new exit lender financing, pay all undisputed creditors in full, and continue its pre-petition efforts to implement the New Direction Plans.

As of September 30, 2023 we owns 3 income-producing commercial real estate properties comprising approximately 0.5 million square feet plus one pad site. Hartman SPE owns 35 income-producing commercial properties comprising of 4.8 million square feet.

On December 20, 2022, we amended our Articles of Amendment to change our name from “Hartman Short Term Income Properties XX, Inc.” to “Silver Star Properties REIT, Inc.”

Going Concern Considerations

As discussed in the Overview section above, Hartman SPE filed a voluntary petition under Chapter 11 of the Bankruptcy Code on September 13, 2023. Prior to the Petition Date, Hartman SPE accounted for 35 of the Company's 38 income-producing properties. These matters and the risk and uncertainties associated with the bankruptcy proceedings, raise substantial doubt about our ability to continue as a going concern. We believe that Hartman SPE will successfully emerge from the Chapter 11 bankruptcy proceedings pursuant to a Plan. However, no assurances can be given we will meet our objective by a specified date.

Investment Objectives and Strategy

We have invested in a diverse portfolio of real estate investments. As of September 30, 2023, we owned a total of 3 income-producing commercial properties. Hartman SPE owns 35 income-producing commercial properties comprising of 4.8 million square feet. Historically, we have relied on a value add acquisition and development strategy, focused specifically properties located in Texas, to realize growth in the value of our investments, grow net cash from operations, and pay regular cash distributions to our stockholders.

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

As noted in Note 13 (Income Taxes) of the accompanying consolidated financial statements, the Company has incurred an estimated $6,323,000 of current tax expense due on undistributed net capital gains from property sales through the nine months ended September 30, 2023.

Our Real Estate Portfolio

As of September 30, 2023, we owned 3 income-producing commercial properties listed below. We have an effective ownership interest of 92.68% in Hartman SPE, which owned 35 income producing properties as of September 30, 2023

Property Name	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Retail:
Richardson Heights	Dallas	201,433	80%	$3,203	$19.91	$20.03
Total - Retail		201,433	80%	$3,203	$19.91	$21.22
Office:
Bent Tree Green	Dallas	139,609	72%	$1,725	$17.47	$16.44
Atrium II	Houston	111,853	86%	$1,075	$11.12	$11.49
Total -office		251,462	78%	2,801	14.29	13.96

Grand Total		452,895	79%	$6,004	$16.85	$17.25

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors related to the ongoing viability of our customers. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on May 26, 2023 in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to these policies during the nine months ended September 30, 2023. See also Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS
Results of operations for the three and nine months ended September 30, 2023 include the results of operations of Hartman SPE through September 13, 2023.

Comparison of the three and nine months ended September 30, 2023 versus September 30, 2022.

As of September 30, 2023 and 2022, respectively, the Company owned 3 and 44 income-producing commercial properties comprising approximately 0.5 million square feet and 6.8 million square feet, respectively, plus one pad sites. As of September 30, 2023 and 2022, the Company owned zero and two land developments, respectively. All properties are located in Texas. As of September 30, 2023 and 2022, respectively, the Company owned 2 and 15 properties located in Richardson, Arlington, Plano, and Dallas, Texas, 1 and 26 properties located in Houston, Texas and zero and three properties located in San Antonio, Texas. Hartman SPE owns 35 income-producing commercial properties comprising of 4.8 million square feet. Refer to Note 3 (Hartman SPE Bankruptcy and Deconsolidation) for additional information regarding the deconsolidation of Hartman SPE effective September 13, 2023.

Revenues - The primary source of our revenue is rental revenues. For the three and nine months ended September 30, 2023 and 2022, we had total revenues of $17,237,000 and $23,481,000, and $64,214,000 and $70,002,000, respectively. The decrease in total revenue is driven by property sales during 2023.

Property operating expenses - Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees and property level administrative expenses including bad debt expense. For the three and nine months ended September 30, 2023 and 2022, we had property operating expenses of $4,682,000 and $7,748,000 and $16,468,000 and $20,797,000, respectively.

Real estate taxes and insurance - Real estate taxes and insurance for the three and nine months ended September 30, 2023 and 2022 were $3,237,000 and $3,589,000 and $11,509,000 and $10,555,000, respectively. The increase in real estate taxes and insurance is attributable to increased premiums for commercial property insurance, driven by inflationary trends as well as volatile conditions in the commercial insurance market.
Depreciation and amortization - Depreciation and amortization for the three and nine months ended September 30, 2023 and 2022 were $4,474,000 and $6,856,000, respectively and $16,164,000 and $19,908,000, respectively. The decrease is primarily related to assets classified as held for sale, where depreciation is not recognized, impairment charges taken in the fourth quarter of 2022 which reduced the depreciable base of a number of our assets, and 8 property sales during the nine months ended September 30, 2023.

General and administrative expenses - General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. General and administrative expenses for the three and nine months ended September 30, 2023 and 2022 were $3,243,000 and $3,413,000, and $9,337,000 and $9,916,000, respectively.

Interest expense - Interest expense for the three and nine months ended September 30, 2023 and 2022, was $4,731,000 and $3,789,000 and $15,534,000 and $8,527,000, respectively. The increase is attributable to the impact of rising interest rates on our variable rate debt and increase in Notes Payable. The interest rate on our SASB Loan rose from 4.61% from September 2022 to 5.55% throughout 2023, which includes the impact of our interest rate cap required under the loan.

Gain on sale of property - During the nine months ended September 30, 2023, we sold 8 properties to third parties which resulted in gain on the sale of property of approximately $45,258,000. The Company had a gain on the sale of property of $5,465,000 for the three months ended September 30, 2023 and no gain on the sale of property for the three months ended September 30, 2022. Refer to the Disposition section of Note 5 (Real Estate) for additional information.

Gain on deconsolidation of subsidiary - As a result of Hartman SPE's Chapter 11 bankruptcy filing on September 13, 2023, the carrying values of the assets and certain liabilities of Hartman SPE were removed from our unaudited consolidated balance sheet. We recorded a gain on consolidation of $61,810,000 on September 13, 2023 as a result of the deconsolidation of Hartman SPE which is included in "Gain on deconsolidation of subsidiary" on the consolidated statement of operations as of September 30, 2023. Refer to Note 3 (Hartman SPE Bankruptcy and Deconsolidation) for additional information.

Income tax expense - One property sales to date, we've elected to retain rather than distribute all or a portion of net capital gains and pay tax on the gains. As a result, we've incurred an estimated $6,323,000 of current tax expense due on undistributed net capital gains from property sales through the nine months ended September 30, 2023. A significant portion of our net sales proceeds have been applied towards outstanding debt. $14,000,000 of proceeds from the sale of the Cooper Street property, which was unencumbered at the time of sale, are held in a qualified intermediary account pending the potential replacement property which may be acquired in a tax deferred 1031 like-kind exchange.

Net income (loss) - We generated net income (loss) of $61,221,000 and $(5,804,000) and $88,077,000 and $(10,365,000), respectively for the three and nine months ended September 30, 2023 and 2022, respectively. The increase in net income is attributable to gain recorded in connection with the deconsolidation of Hartman SPE.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2023 and 2022, including a reconciliation of such non-GAAP financial performance measures to our net income, in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$61,221	$(5,804)	$88,077	$(10,365)
Gain on investment	(519)	—	(519)	—
Gain on deconsolidation of subsidiary	(61,810)	—	(61,810)	—
Gain on disposed property	(5,465)	—	(45,258)	—
Provision for income taxes	138	—	6,323	—
Loss on impairment	—	—	468	—
Depreciation and amortization of real estate assets	4,474	6,856	16,164	19,908
Funds from operations (FFO)	(1,961)	1,052	3,445	9,543
Organization and offering costs	4	6	5	29
Modified funds from operations (MFFO)	$(1,957)	$1,058	$3,450	$9,572

Distributions

The following table summarizes the distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2011 (the month we first paid distributions) through September 30, 2023, in thousands:

Period	Cash (1)	DRIP (2)(3)	Total
Year ended December 31, 2011	$255	$242	$497
Year ended December 31, 2012	891	869	1,760
Year ended December 31, 2013	1,681	1,594	3,275
Year ended December 31, 2014	2,479	2,358	4,837
Year ended December 31, 2015	3,475	3,718	7,193
Year ended December 31, 2016	8,918	2,988	11,906
Year ended December 31, 2017	12,650	—	12,650
Year ended December 31, 2018	12,555	—	12,555
Year ended December 31, 2019	12,811	—	12,811
Year ended December 31, 2020	15,797	—	15,797
Year ended December 31, 2021	13,917	—	13,917
Year ended December 31, 2022	8,458	—	8,458
Quarter ended March 31, 2023	—	—	—
Quarter ended June 30, 2023	—	—	—
Quarter ended September 30, 2023	—	—	—
Total	$93,887	$11,769	$105,656
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

Distributions to non-controlling interests were $0 and $77,000 for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, distributions to non-controlling interests were $0 and $984,000, respectively.

For the nine months ended September 30, 2023, we paid aggregate distributions of $0 in cash to common stockholders. During the same period, cash provided by operating activities was $3,544,000 and our FFO was $3,445,000.

Liquidity and Capital Resources

As a result of the commencement of the Chapter 11 Case on September 13, 2023, we, as the manager, are operating Hartman SPE as debtor-in-possession pursuant to the order of the Bankruptcy Court. As a debtor-in-possession, operations and activities of Hartman SPE are subject to review and approval by the Bankruptcy Court, including, among other things, transactions involving secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. The Company's ability to continue as a going concern is dependent upon the emergence of Hartman SPE from the Chapter 11 bankruptcy proceeding.

Generally, we expect that our normal operating cash flows, including those received from Hartman SPE by the Company in its capacity as manager, will provide sufficient liquidity for the Company to operate and meet our ongoing commitments. The Company's three income-producing properties are unencumbered. Hartman SPE currently expects to emerge from bankruptcy by early 2024.

Cash Flows from Operating Activities

We have $3,544,000 and $8,370,000 of cash provided by operating activities for the nine months ended September 30, 2023 and 2022. The decrease in cash provided by operating activities is primarily due to the rise in interest costs of our variable rate debt and increased premiums for commercial property insurance. These are offset by decreases in property operating expenses and management expenses as we implement cost reduction measures to meet our debt service obligations and implement our previously announced New Direction Plans.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023 and 2022, net cash provided by (used in) investing activities was $73,329,000 versus $(12,700,000), respectively. The increase in cash provided by investing activities is mainly due to net proceeds from the sale of property of $108,341,000. Refer to the Disposition section of Note 5 (Real Estate) for additional information regarding specific property sales. This amount is offset by $31,954,000 decrease due to the deconsolidation of Hartman SPE cash and restricted cash.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023 and 2022, net cash (used in) provided by financing activities was $(84,077,000) and $3,484,000, respectively. The increase in cash used in financing activities is primarily due to repayments of term loans notes of $81,517,000 from property sales.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2023, our borrowings were not in excess of 300% of the value of our net assets.

As of September 30, 2023, we had notes payable totaling an aggregate principal amount of $15,536,000. For more information on our outstanding indebtedness, see Note 11 (Notes Payable) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

The Company expects to re-consolidate Hartman SPE effective the exit date set forth in the approved Plan.

As of September 30, 2023 and December 31, 2022, other than the expected re-consolidation of Hartman SPE effective with the exit date set forth in the approved Plan, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company is a covenant guarantor for the secured mortgage indebtedness of affiliated parties in the total amount of $37,426,000 and $24,276,000 as of September 30, 2023 and December 31, 2022, respectively. See Note 17 (Commitments and Contingencies).

The Company is also the sole guarantor of the SASB Loan, which had an outstanding balance of $217,288,000 as of September 30, 2023. See Note 3 (Hartman SPE Bankruptcy and Deconsolidation) and Note 11 (Notes Payable).

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

Related-Party Transactions and Agreements
We have entered into management and advisory agreements with our affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on May 26, 2023 and Note 14 (Related Party Transactions) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Refer to Note 18 (Subsequent Events) to the consolidated financial statements included in this Quarterly Report for a discussion of subsequent events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Principal

Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, because of material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2023 at the reasonable assurance level.

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

During the review of our quarterly consolidated financial statements for the period ended September 30, 2023, the Company has identified (iii) a lack of proper authorization processes, approval controls, and segregation of duties to mitigate the risk of inappropriate transactions at our newly acquired subsidiary for the period ended September 30, 2023. Secondly, (iv) material adjustments were identified in connection with the deconsolidation of Hartman SPE. As a result, we have identified a material weakness related to the lack of review of adjustments required in the Hartman SPE deconsolidation process. All identified and proposed adjustments have been recorded in our quarterly consolidated financial statements for the period ended September 30, 2023.

Remediation Plans

Management has begun implementing remediation plans to address the material weaknesses in our internal control over financial reporting discussed above. The remediation plan for the first and third material weaknesses includes enhancing our policies and procedures around identifying related party transactions, segregation of duties, approval thresholds, disclosure requirements, and strengthening documentation standards to ensure transactions, including those with related parties, are appropriately evaluated, reviewed, approved, and disclosed.

The formation of the Executive Committee in October 2022, and the actions taken thereafter, including changes in senior management, has resulted in a strengthened review process over the form, substance, and evaluation of related party transactions. Further, effective in the second quarter of 2023, the Company no longer serves in an advisory or management capacity to Hartman vREIT XXI, Inc. and its affiliates. The termination of this relationship will reduce the volume and magnitude of related party transactions. However, this reduction is offset by the Southern Star acquisition, who engages in related party transactions with the Delaware statutory trusts it sponsors.

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

The remediation plan for the fourth material weakness regarding the oversight and review related to the deconsolidation of Hartman SPE includes implementation of a fiscal year-end evaluation procedure to determine that adjustments and presentation are reviewed by a responsible official independent of the process. We believe these actions will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting; however, some of these actions will take time to be fully integrated and confirmed to be effective and sustainable. We will continue to monitor the effectiveness of our internal control over financial reporting and will make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting

With the exception foregoing remediation actions and additional material weakness referenced above, there have been no other changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Company had recognized the share of the judgment amount applicable to wholly owned properties of the Company, approximately $6,731,000, within the Company's consolidated statements of operations for fiscal year 2021. The Company has also recognized $370,000 of pre-judgment interest and attorney fees in the fiscal year 2021 and $304,000 of post-judgment interest in the fiscal year 2022. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. The Company has completed its assessment of tenants' applicable share and has collected and recognized $2,155,000 of tenant's share to date, $1,490,000 was recognized in the first quarter of 2023.

On April 25, 2022, the Property Manager filed its supersedeas surety bond totaling $2,197,000 in order to suspend enforcement of the judgment for the duration of the Property Manager's appeal. The share of the supersedeas surety bond applicable to wholly owned properties of the Company totaled $2,001,000 and is recorded in prepaid expenses and other assets on the Company's consolidated balance sheets.

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

Allen Hartman and Hartman vREIT XXI, Inc.

The Company's director and former Chief Executive Officer, Allen Hartman, along with another company that he leads as Executive Chairman and Chief Executive Officer, Hartman vREIT XXI, Inc., (the "Hartman Plaintiffs") filed a lawsuit against the Company and several of its subsidiaries, alleging various causes of action. Although the Hartman Plaintiffs have improperly filed "lis pendens" to encumber many of the Company's properties causing the Company substantial damages, the Hartman Plaintiffs have removed many of the "lis pendens" following the accrual by the Company of substantial damages. The Company and its subsidiaries dispute each of the causes of action alleged by the Hartman Plaintiffs, as well as the Hartman Plaintiffs' account of facts, and intends to vigorously defend against same and to recover damages from the Hartman Plaintiffs related to their filing of the lawsuit, the "lis pendens," and false claims. Further, the Company intends to pursue numerous counterclaims against the Hartman Plaintiffs, including causes of action for breaches of fiduciary duty, fraud, tortious interference, and slander of title. The outcome of the lawsuit is subject to uncertainty and may take considerable time to resolve. Management does not believe that any of these causes of actions will impair the Company’s ability to reposition its assets or obtain its goal of listing on an established national exchange.

Hartman SPE Chapter 11 Bankruptcy Filing

On September 13, 2023, Hartman SPE filed a voluntary petition under Chapter 11 of the Bankruptcy Code. Hartman SPE is operating as a debtor-in-possession. A trustee has not been appointed by the Bankruptcy Court and no such appointment is expected. Hartman SPE has completed the planned sales of several properties under the supervision of the Bankruptcy Court.

Hartman SPE is in the process of writing a Plan (the "Plan") which, subject to approval by secured and unsecured creditors and the Bankruptcy Court, will set forth the actions to be taken to satisfy all obligations of the debtor and the timing with respect to the debtor's exit from the bankruptcy proceeding.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to the Restructuring and Other Bankruptcy Considerations

The approval of a Plan by the Bankruptcy Court will be subject to a number of significant conditions.

Hartman SPE expects to file a Plan before the end of November 2023 which it further expects will be effective by the end of 2023 or early in 2024. The Plan will be subject to various conditions precedent as described in the Plan, including, among others, those relating to the exit financing facilities and the receipt or filing of all applicable approvals. Any delay in the filing or approval of a Plan or delay in the execution of the Plan as approved may result in additional administrative expense claims.

Hartman SPE filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code; therefore, it is subject to the risks and uncertainties associated with bankruptcy proceedings.

Upon the commencement of the Chapter 11 Case, the operations and affairs of Hartman SPE became subject to the jurisdiction and authority of the Bankruptcy Court, as provided under the Bankruptcy Code. The Company and Hartman SPE are subject to a number of risks and uncertainties associated with the Chapter 11 Case which may lead to potential adverse effects with respect to liquidity, results of operations, or business prospects. Risks associated with the Chapter 11 Case include the following:

•the ability of Hartman SPE to continue as a going concern;
•the ability of Hartman SPE to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Case and the outcomes of Bankruptcy Court rulings and any appeals of any such rulings in general;
•the ability of Hartman SPE to comply with and to operate under the cash collateral order and any cash management orders entered by the Bankruptcy Court from time to time;
•the length of time Hartman SPE will operate under the Chapter 11 Case and its ability to successfully emerge;
•the ability of Hartman SPE to confirm a Plan;
•the Company losing control over the operation of Hartman SPE as a result of the restructuring process;
•risks associated with third-party motions, proceedings and litigation in the Chapter 11 Case and any appeals of any rulings in such motions, proceedings and litigation, which may interfere with a Plan;
•the ability of Hartman SPE and the Company to maintain sufficient liquidity throughout the Chapter 11 Case;
•increased costs being incurred by the Company and Hartman SPE related to the bankruptcy proceeding, other litigation and any appeals of any rulings in such proceeding or other litigation;
•the ability of the Hartman SPE and the Company to manage contracts that are critical to Hartman SPE and Company operations, and to obtain and maintain appropriate credit and other terms with customers, suppliers and service providers;
•the ability of Hartman SPE and the Company to attract, retain, motivate or replace key employees;
•the ability of Hartman SPE and the Company to fund and execute its business plan, including the New Direction Plans; and
•the disposition or resolution of all pre-petition claims against Hartman SPE.

The Chapter 11 Case may disrupt business and may materially and adversely affect its operations.

The Company attempted to minimize the adverse effect of the Chapter 11 Case on its relationships with its employees and other parties. Relationships with employees may be adversely impacted by negative publicity or otherwise and their operations could be materially and adversely affected by the bankruptcy of Hartman SPE, which is the principle operating subsidiary of the Company. In addition, the Chapter 11 Case could negatively affect our ability to attract new employees and retain existing high performing employees or executives.

The Chapter 11 Case limits the flexibility of the Company as manager to manage the operations of Hartman SPE.

While Hartman SPE operate as debtor-in-possession under jurisdiction and authority of the Bankruptcy Court, approval of the court is required with respect to certain aspects of Hartman SPE business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the court, negotiation with various parties-in-interest, including the statutory committees appointed in the Chapter 11 Case, and one or more hearings. Such committees and parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process could delay significant transactions or property sales and limit the ability of Hartman SPE to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, Hartman SPE could be prevented from engaging in non-ordinary course activities and transactions that it believes is beneficial.

Hartman SPE's cash flow and ability to meet its obligations will be adversely affected if it has insufficient liquidity for its business operations during the Chapter 11 Case.

Although the Company believes that Hartman SPE will have sufficient liquidity to operate its businesses during the pendency of the Chapter 11 Case, there can be no assurance that the revenue generated by Hartman SPE business operations and cash made available to Hartman SPE will be sufficient to fund its operations and substantial professional and other fees related to the restructuring. As a result, the Company's ability to continue as a going concern is dependent upon the emergence of Hartman SPE from the Chapter 11 bankruptcy proceeding.

The Bankruptcy Court may not confirm a Plan or may require Hartman SPE to solicit votes with respect to a Plan.

There is no assurance that a Plan will be confirmed by the Bankruptcy Court. Section 1129 of the Bankruptcy Code, which sets forth the requirements for confirmation of a plan of reorganization, requires, among other things, a finding by the Bankruptcy Court that the plan of reorganization is "feasible," that all claims and interests have been classified in compliance with the provisions of Section 1122 of the Bankruptcy Code. If claims and interest holders are impaired, then under a plan of reorganization, each holder of a claim or interest within each impaired class either accepts the plan of reorganization or receive or retain cash or property of a value, as of the date the plan of reorganization becomes effective, that is not less than the value such holder would receive or retain if the debtor were liquidated under Chapter 7 of the Bankruptcy Code.There can be no assurance that the Bankruptcy Court will conclude that the feasibility test and other requirements of Section 1129 of the Bankruptcy Code have been met with respect to a Plan.

Hartman SPE does not intend to impair claims or interests under its Plan. Nevertheless, there can be no assurance that the Bankruptcy Court agree that claims and interests are impaired and require solicitation of acceptances, or otherwise will conclude that the feasibility test and other requirements of Section 1129 of the Bankruptcy Code have been met with respect to a Plan.

If a Plan is not confirmed, the Hartman SPE reorganization case could be converted into a case under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate the assets of Hartman SPE, as applicable, for distribution in accordance with the priorities established by the Bankruptcy Code. Alternatively, Hartman SPE may elect to pursue a Chapter 11 plan that is substantially different than the Plan.

Failure of Hartman SPE to Obtain Exit Financing could delay the approval of a Plan.

Failure to obtain adequate exit financing could result in delayed approval of a Plan and the exit from the bankruptcy proceeding.

Even if Hartman SPE receives all necessary acceptances necessary for a Plan to become effective, Hartman SPE may fail to meet all conditions precedent to effectiveness of the Plan.

The confirmation and effectiveness of a Plan are subject to certain conditions that may or may not be satisfied. There can be no assurance that all requirements for confirmation and effectiveness required under a Plan will be satisfied.

Other parties in interest might be permitted to propose alternative plans of reorganization that may be less favorable to certain constituencies of Hartman SPE than the Hartman SPE Plan.

Other parties in interest could seek authority from the Bankruptcy Court to propose an alternative plan of reorganization. Under the Bankruptcy Code, a debtor-in-possession initially has the exclusive right to propose and solicit acceptances of a plan of reorganization for a period of 120 days from the filing. However, such exclusivity period can be reduced or terminated upon order of the Bankruptcy Court. If such an order were to be entered, other parties in interest would then have the opportunity to propose alternative plans of reorganization.

Alternative plans of reorganization also may treat less favorably the claims of a number of other constituencies, including Hartman SPE senior secured creditors, vendors, and customers. Hartman SPE considers maintaining relationships with its secured creditors, vendors, and customers as critical to maintaining the value of reorganized Hartman SPE. However, proponents of alternative plans of reorganization may not share Hartman SPE's assessments and may seek to impair the claims of such constituencies. If there were competing plans of reorganization, Hartman SPE's reorganization case likely would become longer, more complicated and much more expensive. If this were to occur, or if Hartman SPE's constituencies important to Hartman SPE's business reacted adversely to an alternative plan of reorganization, the adverse consequences discussed in the first risk factor in this section discussing risks related to a Plan also could occur.

The amount of claims allowed could significantly exceed estimates.

Although the Bankruptcy Court has established November 13, 2023 as the bar date for all creditors that are not government entities and March 11, 2024, for all creditors that are government entities to file their proof of claim or interest, there can be no assurance regarding the amount of claims allowed to participate in the Plan or that such claims will not be significantly greater than may be anticipated which, could in turn result in the value of Hartman SPE being reduced. Inevitably, some assumptions will not materialize, and unanticipated events and circumstances may affect the ultimate results and total amount of claims against Hartman SPE.

Hartman SPE's business may be negatively affected if it is unable to assume its executory contracts.

An executory contract is a contract on which performance remains due to some extent by both parties to the contract. Hartman SPE intends to preserve as much of the benefit of its existing contracts and leases as possible. However, with respect to some limited classes of executory contracts, Hartman SPE may need to obtain the consent of the counterparty to maintain the benefit of the contract. There is no guarantee that such consent either would be forthcoming or that conditions would not be attached to any such consent that makes assuming the contracts unattractive.

Material transactions could be set aside as fraudulent conveyances or preferential transfers.

Certain payments received by stakeholders prior to the bankruptcy filing could be challenged under applicable debtor/creditor or bankruptcy laws as either a "fraudulent conveyance" or a "preferential transfer." A fraudulent conveyance occurs when a transfer of a debtor's assets is made with the intent to defraud creditors or, when insolvent or rendered insolvent thereby, in exchange for consideration that does not represent reasonably equivalent value to the property transferred. A preferential transfer occurs upon a transfer of property of the debtor while the debtor is insolvent to or for the benefit of a creditor on account of an antecedent debt owed by the debtor that was made on or within 90 days before the date of filing of the bankruptcy petition or one year before the date of filing of the petition, if the creditor, at the time of such transfer was an insider. Here, Hartman SPE believe that it is (and always has been) solvent and that all allowed claims of creditors will be paid in full. Nevertheless, there can be no guaranty that the value of Hartman SPE’s assets exceed the amount of its debts, and that fraudulent transfers and preferences may be pursued by a representative of the debtor’s estate. If any transfer is challenged in the Bankruptcy Court and a fraudulent conveyance or preferential transfer is found to have occurred with regard to any of Hartman SPE's material transactions, the court could order the recovery of all amounts received by the recipient of the transfer.

Neither Hartman SPE nor the Company can predict the amount of time that the Hartman SPE will spend in bankruptcy for the purpose of implementing a Plan, and a lengthy bankruptcy proceeding could disrupt Hartman SPE and Company business, as well as impair the prospect for reorganization on the terms contained in a Plan.

While the Company expects that the Chapter 11 Case will be of short duration and will not be unduly disruptive to the business of either the Company or Hartman SPE there is no assurance that this will be the case. Although a Plan will be designed to minimize the length of the bankruptcy proceedings, it is impossible to predict with certainty the amount of time that Hartman SPE may spend in bankruptcy, and there is no certainty that a proposed Plan will be confirmed. The a bankruptcy proceeding to confirm a Plan could itself have an adverse effect on the Company or Hartman SPE. There is a risk, due to uncertainty about Hartman SPE's and Silver Star's futures, that, among other things:

•Tenants could be less likely to stay in our properties and opt to move after their lease term or otherwise execute termination options;

•employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and
•business partners could terminate their relationship with the Company or Hartman SPE or demand financial assurances or enhanced performance, any of which could impair business prospects.

A lengthy bankruptcy proceeding also would involve additional expenses and divert the attention of management from the operation of Hartman SPE and Company businesses, as well as create concerns for employees, vendors and tenants.

The disruption that bankruptcy proceedings may have upon Hartman SPE's and Silver Star's businesses could increase with the length of time it takes to complete the proceeding. If Hartman SPE is unable to obtain confirmation of a Plan on a timely basis, either because of a challenge to a Plan or otherwise, Hartman SPE may be forced to operate in bankruptcy for an extended period of time while it tries to develop a different reorganization plan that can be confirmed. A protracted bankruptcy case could increase both the probability and the magnitude of the adverse effects described above.

Hartman SPE may exhaust its available cash collateral if the Chapter 11 Case takes longer than expected to conclude.

The Bankruptcy Court has authorized Hartman SPE to use certain cash collateral to fund the Chapter 11 Case. Such access to cash collateral will provide liquidity during the pendency of the Chapter 11 Case. If the Chapter 11 Cases take longer than expected to conclude, Hartman SPE may exhaust its available cash collateral. There can be no assurance that Hartman SPE will be able to obtain an extension of the right to use cash collateral, in which case, the liquidity necessary for the orderly functioning of Hartman SPE's business may be impaired materially.

The confirmation and consummation of a Plan could be delayed.

Hartman SPE estimates that the process of obtaining confirmation of a Plan by the Bankruptcy Court will last approximately 30 to 60 days from the date of proposal, but it could last considerably longer if, for example, confirmation is contested or the conditions to confirmation or consummation are not satisfied or waived.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Refer to Note 11 (Notes Payable) to the financial statements included herein for a description of an occurrence of an event of default related to the SASB Loan.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit	Description
3.1
First Amendment to the Bylaws of Silver Star Properties REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (SEC File No. 000-53912) filed on October 26 2023)

4.1
Rights Agreement, dated as of August 18, 2023 between Silver Star Properties REIT, Inc. and Phoenix American Financial Services, Inc., as Rights Agent. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (SEC File No. 000-53912), filed with the Securities and Exchange Commission on August 21, 2023)

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

SILVER STAR PROPERTIES REIT, INC.
Date: November 20, 2023
By: /s/ David Wheeler
David Wheeler,
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023
By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)